Form 10-K
period 1996-09-30
COASTAL FINANCIAL CORP /DE
filed 1996-12-27
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1996

                                       OR

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19684


                          COASTAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                           57-0925911
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer I.D.)
or organization)

2619 North Oak Street, Myrtle Beach, South Carolina           29577-3129
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (803) 448-5151

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]  NO [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of November 30, 1996, there were issued and outstanding 3,447,187 shares of the registrant's Common
Stock.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "CFCP" on November 30, 1996, was $74,114,521(3,447,187 shares at $21.50 per share, which is the ending bid on November 30, 1996.). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996. (Parts I and II)

         2. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)



                                     PART I

Item 1.  Business

General

         Coastal Financial Corporation ("Coastal Financial" or the "Corporation") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Savings Bank ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. On April 1, 1993 Coastal Federal's investment in Coastal Investments Corporation, formerly named Coastal Investment Services, Inc., was transferred to Coastal Financial and became a first tier subsidiary of the Corporation. The majority of the financial results relates to the Corporation's largest subsidiary, Coastal Federal.

         On November 2, 1995, Coastal Financial purchased Granger-O'Harra Mortgage, Inc.("Granger-O'Harra") and merged Granger-O'Harra into a recently formed subsidiary, Coastal Federal Mortgage, Inc. Coastal Federal Mortgage, Inc. engages in the origination of conforming mortgage loans which are sold in the secondary market generally servicing released.

         On May 7, 1996, the Corporation formed Coastal Technology Services, Inc. ("CTS"). CTS primarily develops specialized banking software for sale to financial services companies. Activity for fiscal 1996 was limited for CTS.

         Coastal Federal was organized in 1953 as a mutual savings and loan association and, since that time, its deposits have been federally insured. In March 1989, Coastal Federal converted from a federally chartered mutual savings and loan association to a federally chartered mutual savings bank. On October 4, 1990, Coastal Federal converted to the stock form of ownership ("Conversion") through the sale and issuance of 492,541 shares of common stock at a price of $10.00 per share, which resulted in gross proceeds to Coastal Federal of $4,925,410.

         Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, nine branch offices located in South Carolina and a lending office in Sunset Beach, North Carolina. At September 30, 1996, Coastal Financial had total assets of $459.7 million, total deposits of $313.4 million and stockholders' equity of $27.7 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (803) 448-5151.

         Eight of Coastal Federal's nine offices are in Horry County, South Carolina. The economy of the Horry County area is dependent primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be significantly adversely affected.

         Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer and commercial business loans and commercial real estate loans.

         From 1982 until 1986, Coastal Mortgage Bankers and Realty Co., Inc. ("Coastal Mortgage"), Coastal Federal's wholly-owned service corporation, invested in corporations which were actively engaged in real estate development activities, primarily in the Myrtle Beach area. In 1986, Congress enacted significant changes to the tax laws that reduced the tax benefits available on second homes and rental property. The change in tax laws had a negative effect on certain projects in which Coastal Mortgage was involved, and Coastal Mortgage incurred significant losses from these real estate projects. Consequently, in 1986 Coastal Mortgage decreased its emphasis on real estate projects, decreasing its loans to joint ventures as a percentage of total loans from 1.48% at September 30, 1988 to 0% at September 30, 1995 and 1996, respectively. Accordingly, losses from real estate partnerships were $394,000 in fiscal 1988 compared to income of $143,000 in fiscal 1996.

         In 1988, the Bank decreased its emphasis on the origination of commercial real estate loans. Commercial real estate loans as a percentage of total loans have decreased from 20.1% of total loans at September 30, 1988 to 14.3% of total loans at September 30, 1996.

         As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 1996, 6.3% and 10.7%, respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

Selected Consolidated Financial Data and Other Items

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 of the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 is incorporated herein by reference.

Yields Earned and Rates Paid

         The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on Coastal Financial's assets, the weighted average interest rates paid on its liabilities, together with the net yield on interest-earning assets.

                                                 Year Ended             At
                                                September 30,       September 30,
                                                ----------------------------------
                                                1994      1995      1996      1996
                                                ----      ----      ----      ----
Weighted average yield
  on loan portfolio ....................        7.93%     8.39%     8.57%     8.59%
Weighted average yield
 on mortgage-backed
 securities ............................        7.59      7.81      7.78      7.23
Weighted average yield
 on Federal Funds and
 overnight deposits ....................        3.40      5.77      5.89      5.35
Weighted average yield
 on investment portfolio ...............        4.46      5.14      6.55      6.70
Weighted average yield
  on all interest-
  earning assets .......................        7.77      8.27      8.46      8.38
Weighted average rate
 paid on savings deposits ..............        3.29      3.96      4.08      4.12
Weighted average rate
 paid on Federal Home
 Loan Bank advances ....................        5.56      6.53      6.27      5.97
Weighted average rate
 paid on repurchase
 agreements ............................        3.11      3.70      4.63      3.57
Weighted average rate
  paid on all interest
  bearing liabilities ..................        3.68      4.75      4.70      4.44
Interest rate spread (spread
 between weighted average
 rate on all interest-earning
 assets and all interest-
 bearing liabilities)  .................        4.09      3.52      3.76      3.94
Net interest margin (net
 interest income as a percentage
 of average interest-earning
 assets) ...............................        4.12      3.62      3.86      4.07

Rate/Volume Analysis

         The following table sets forth certain information regarding changes to interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). Non-accrual loans are included in the average volume calculations.

                                                                          Year Ended September 30,
                                   -------------------------------------------------------------------------------------------
                                         1994 Compared to 1993                          1995 Compared to 1994
                                          Increase (Decrease)                             Increase (Decrease)
                                                Due to                                          Due to
                                   --------------------------------------------     ------------------------------------------
                                                            Rate/                                            Rate/
                                      Rate       Volume     Volume        Net         Rate       Volume     Volume       Net
                                                                      (Dollars in thousands)

Interest-Earning Assets:
 Loans ........................    $(1,810)     $ 1,179      $ (88)     $ (719)     $ 1,377     $ 3,346     $  222    $ 4,945
 Mortgage-backed
  securities...................        (52)        (576)        41        (587)           4         567         17        588
 Investments and
  other........................        113          (89)      (123)        (99)          11         188         34        233
                                       ---           --        ---          --           --         ---         --        ---

Total net change in
 income on interest-
 earning assets................     (1,749)         514       (170)     (1,405)       1,392       4,101        273      5,766
                                     -----          ---        ---       -----        -----       -----        ---      -----

Interest-Bearing
 Liabilities:
 Deposits......................     (1,433)          22         (3)     (1,414)       1,735        (297)       (64)     1,374
 FHLB advances.................       (186)         291        (18)         87          526       3,215        564      4,305
 Repurchase
  agreements...................        (10)          20        (11)         (1)          35           3          7         45
                                        --           --         --           -           --           -          -         --
Total net change in
 expense on interest-
 bearing liabilities...........     (1,629)         333        (32)     (1,328)       2,296       2,921        507      5,724
                                     -----          ---         --       -----        -----       -----        ---      -----

Net change in net
 interest income...............   $   (120)     $   181     $ (138)     $  (77)      $ (904)     $1,180     $ (234)     $  42
                                  =========     =======     =======     =======      =======     ======     =======     =====

                                               Year Ended September 30,
                                     -------------------------------------------
                                                1996 Compared to 1995
                                                 Increase (Decrease)
                                                     Due to
                                     -------------------------------------------
                                                                Rate/
                                      Rate        Volume       Volume       Net
                                      ----        ------       ------       ---
Interest-Earning Assets:
 Loans ........................      $ 615       $ 2,361        $ 51     $ 3,027
 Mortgage-backed
  securities...................         (4)        1,083          (6)      1,073
 Investments and
  other........................        177            96          19         292
                                       ---            --          --         ---

Total net change in
 income on interest-
 earning assets................        644         3,540          49       4,392
                                       ---         -----          --       -----

Interest-Bearing
 Liabilities:
 Deposits......................        300         1,455          44       1,799
 FHLB advances.................       (289)           51          (2)       (240)
 Repurchase
  agreements...................         16           194          49         260
                                        --           ---          --         ---
Total net change in
 expense on interest-
 bearing liabilities...........         27         1,700          91       1,819
                                        --         -----          --       -----

Net change in net
 interest income...............    $   617       $ 1,840       $ (42)     $2,573
                                   =======       =======       ======     ======

Average Balance Sheet

          The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material difference in the information presented.

                                                                        Year Ended September 30,
                                        ----------------------------------------------------------------------------------------
                                                             1994                                        1995
                                        -------------------------------------------   ------------------------------------------
                                           Average                           Yield/      Average                          Yield/
                                           Balance        Interest            Rate       Balance       Interest           Rate
                                           -------        --------            ----       -------       --------           ----
                                                                        (Dollars in thousands)

ASSETS
 Loans ...........................        $299,356         $ 23,726            7.93%     $341,557        $ 28,671          8.39%
 Investments(1) ..................          14,882              692            4.20        15,153             925          6.10
 Mortgage-backed
  securities .....................           1,897              144            7.59         9,365             732          7.82
                                          --------         --------            ----      --------        --------          ----
Total interest-earning
 assets ..........................        $316,135         $ 24,562            7.77%     $366,075        $ 30,328          8.28%
                                          ========         ========            ====      ========        ========          ====

LIABILITIES
 Transaction accounts ............          72,359            1,210            1.67        80,586           1,678          2.08
 Passbook accounts ...............          63,620            1,523            2.39        55,370           1,314          2.37
 Certificate accounts ............         121,142            5,783            4.77       124,287           6,898          5.55
 FHLB advances ...................          54,226            3,014            5.56       112,097           7,319          6.53
 Securities sold
  under repurchase
  agreements .....................             570               18            3.11         1,705              63          3.70
                                          --------         --------            ----      --------        --------          ----
Total interest-bearing
 liabilities .....................        $313,779         $ 11,548            3.68%     $363,733        $ 17,272          4.75%
                                          ========         ========            ====      ========        ========          ====

Net interest income/
 interest rate spread ............                         $ 13,014            4.09%                     $ 13,056          3.52%

Net yield on earning
 assets ..........................                                             4.12%                                       3.62%

Ratio of earning assets
 to interest-bearing
 liabilities .....................                                             1.01x                                       1.02x

                                       Year Ended September 30,
                                  -----------------------------------
                                                 1996
                                  -----------------------------------
                                   Average                    Yield/
                                   Balance     Interest        Rate
                                   -------      --------       -----
ASSETS
 Loans ......................     $369,733     $ 31,698        8.57%
 Investments(1) .............       16,730        1,217        7.27
 Mortgage-backed
  securities ................       23,214        1,805        7.78
                                  --------     --------        ----

Total interest-earning
 assets .....................     $409,677     $ 34,720        8.46%
                                  ========     ========        ====

LIABILITIES
 Transaction accounts .......      114,220        2,862        2.51
 Passbook accounts ..........       44,631        1,160        2.60
 Certificate accounts .......      134,415        7,667        5.70
 FHLB advances ..............      112,878        7,079        6.27
 Securities sold
  under repurchase
  agreements ................        6,955          323        4.63
                                  --------     --------        ----
Total interest-bearing
 liabilities ................     $406,162     $ 19,091        4.70%
                                  ========     ========        ====

Net interest income/
 interest rate spread .......                  $ 15,629        3.76%

Net yield on earning
 assets .....................                                  3.86%

Ratio of earning assets
 to interest-bearing
 liabilities.................                                  1.02x

-----------------
 (1)     Includes short-term interest-bearing deposits and Federal funds sold.

Lending Activities

         General. The principal lending activities of Coastal Federal are the origination of residential one-to-four family mortgage loans, consumer loans and commercial business loans. The Bank originates construction and permanent loans on single family and multi-unit dwellings, as well as on commercial structures. The Bank has emphasized the origination of adjustable rate residential and commercial real estate mortgages since 1982.

         The Bank's loan portfolio, including mortgage-backed securities, totaled approximately $404.2 million at September 30, 1996, representing approximately 87.9% of its total assets. On that date, approximately 58.0% of Coastal Federal's total loan portfolio, including mortgage-backed securities, were secured by mortgages on one-to-four family residential properties. The balance of the Bank's outstanding loans at that date consisted of construction loans, consumer loans and commercial real estate and commercial business loans.

         In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) increased emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 1996, adjustable rate loans constituted $271.4 million (or 72.0%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 18.0% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

     The following tables set forth the composition of Coastal Federal's loan and mortgage-backed securities portfolio by type of loan and type of security as of the dates indicated.

                                                                             At September 30,
                                                    -----------------------------------------------------------------
                                                            1992                  1993                    1994
                                                    ------------------    -------------------     -------------------
                                                      Amount   Percent       Amount   Percent       Amount    Percent
                                                      ------   -------       ------   -------       ------    -------
                                                                          (Dollars in thousands)
Type of Loan:

Mortgage loans:
 Construction..................................     $  8,867     3.05%     $ 12,266     4.04%     $ 23,222      6.66%
 On existing property..........................      197,234    67.80       206,632    68.06       225,544     64.67
 Mortgage-backed securities....................       14,640     5.03         3,525     1.16           794       .23
 Income property (commercial)..................       34,835    11.98        35,328    11.64        42,207     12.10
Commercial business loans......................       10,665     3.67        13,913     4.58        14,052      4.03
Consumer loans:
  Mobile home..................................        2,299      .79         1,807      .60         1,497       .43
  Automobiles..................................        2,661      .91         5,126     1.69         6,300      1.81
  Equity lines of credit.......................       10,180     3.50        11,362     3.74        12,763      3.66
  Other........................................        9,499     3.27        13,626     4.49        22,373      6.41
                                                    --------     ----        ------    ----       --------    ------

 Total loans, loans held for sale, and
  mortgage-backed securities...................     $290,880   100.00%     $303,585   100.0%      $348,752    100.00%
                                                               ======                  =====                  ======

 Less:
  Loans in process.............................       (3,535)                (5,607)               (13,087)
  Deferred loan fees (costs)...................         (576)                  (546)                  (343)
  Allowance for loan losses....................       (1,851)                (2,753)                (3,353)
                                                    --------                 ------                 -------

 Total loans and
  mortgage-backed securities, net..............     $284,918               $294,679               $331,969
                                                    ========               ========               ========


                                                                 At September 30,
                                                   -------------------------------------------
                                                          1995                    1996
                                                   -------------------     -------------------
                                                    Amount     Percent      Amount     Percent
                                                    ------     -------      ------     -------
Type of Loan:

Mortgage loans:
 Construction..................................    $ 27,905      7.10%     $ 34,566      8.10%
 On existing property..........................     228,881     58.27       231,373     54.23
 Mortgage-backed securities....................      12,776      3.25        27,029      6.33
 Income property (commercial)..................      54,401     13.85        61,180     14.34
Commercial business loans......................      19,610      4.99        26,946      6.32
Consumer loans:
  Mobile home..................................       1,204       .31         1,103       .26
  Automobiles..................................       5,941      1.51         7,261      1.70
  Equity lines of credit.......................      13,210      3.36        12,441      2.91
  Other........................................      28,887      7.36        24,776      5.81
                                                   --------    ------      --------     -----

 Total loans, loans held for sale, and
  mortgage-backed securities...................    $392,815    100.00%     $426,675    100.00%
                                                               ======                  ======

 Less:
  Loans in process.............................     (17,178)                (18,589)
  Deferred loan fees (costs)...................         (71)                    286
  Allowance for loan losses....................      (3,578)                 (4,172)
                                                   --------                --------

 Total loans and
  mortgage-backed securities, net..............    $371,988                $404,200
                                                   ========                ========

(table continued on following page)


                                                                               At September 30,
                                                   -------------------     --------------------    ---------------------
                                                           1992                     1993                   1994
                                                   -------------------     --------------------    ---------------------
                                                    Amount    Percent       Amount      Percent      Amount     Percent
                                                                             (Dollars in thousands)
Type of Security:

Residential real estate:
  Single family, one-to-four.......................$201,859     69.41%     $218,095      71.85%     $246,246      70.61%
  Multi-family.....................................   2,306       .79         1,773        .58         1,510        .43
Mortgage-backed securities.........................  14,640      5.03         3,525       1.16           794        .23
Commercial or industrial real estate...............  35,828     12.32        35,829      11.80        42,207      12.10
Developed building lots, acquisi-
 tion and development of land......................  11,123      3.82        11,881       3.91        12,718       3.65
Automobiles........................................   2,661       .91         5,126       1.69         6,300       1.81
Savings accounts...................................   1,077       .37           910        .30           966        .28
Other..............................................  21,386      7.35        26,446       8.71        38,011      10.89
                                                     ------    ------      --------     ------      --------     ------

Total loans, loans held for sale and
 mortgage-backed securities........................$290,880    100.00%     $303,585     100.00%     $348,752     100.00%
                                                               ======                   ======                   ======

Less:
 Loans in process..................................  (3,535)                 (5,607)                 (13,087)
 Deferred loan fees (costs)........................    (576)                   (546)                    (343)
 Allowance for loan losses ........................  (1,851)                 (2,753)                  (3,353)
                                                    ------                   ------                   ------

Total loans and mortgage-
 backed securities, net............................$284,918                $294,679                 $331,969
                                                   ========                ========                 ========

                                                             At September 30,
                                              ----------------------------------------------
                                                      1995                      1996
                                              --------------------      --------------------
                                               Amount      Percent      Amount      Percent
                                               ------      -------      ------      -------
Type of Security:

Residential real estate:
  Single family, one-to-four..............    $257,408      65.53%     $247,013       57.89%
  Multi-family............................       2,018        .51         1,833         .43
Mortgage-backed securities................      12,776       3.25        27,029        6.33
Commercial or industrial real estate......      54,401      13.85        61,180       14.34
Developed building lots, acquisi-
 tion and development of land.............      15,806       4.02        17,093        4.01
Automobiles...............................       5,941       1.51         7,261        1.70
Savings accounts..........................         705        .18           436         .10
Other.....................................      43,760      11.15        64,830       15.20
                                              --------     ------      --------      ------

Total loans, loans held for sale and
 mortgage-backed securities...............    $392,815     100.00%     $426,675      100.00%
                                                           ======                    ======

Less:
 Loans in process.........................     (17,178)                 (18,589)
 Deferred loan fees (costs)...............         (71)                     286
 Allowance for loan losses ...............      (3,578)                  (4,172)
                                              --------                 --------

Total loans and mortgage-
 backed securities, net...................    $371,988                 $404,200
                                              ========                 ========

         Single Family Residential Loans. The Bank has been active in the origination of conventional loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for single family residential loans typically range from 15 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgage title insurance on all mortgage loans.

         Since 1982, the Bank has offered adjustable mortgage loans ("ARMs"), the interest rates of which adjust based upon either the cost of funds, prime rate or treasury securities indices. The interest rates on ARMs generally may not adjust more than 1-2% per year and 4-6% over the life of the loan. The Bank originates ARMs at below the fully phased-in interest rate but generally qualifies borrowers at the fully phased-in rate when the loan to value ratio exceeds 80%. Monthly payments could increase significantly at the first repricing period. Although Coastal Federal's ARMs have been beneficial in helping Coastal Federal improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans.

         Coastal Federal continues to offer one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates.

         At September 30, 1996, approximately $274.0 million or 57.9% of the Bank's loan portfolio, including mortgage-backed securities, consisted of one-to-four family residential loans.

         Construction Loans. The Bank originates construction loans on single family residences that generally have a term of six months for individuals or one year for builders. The individual's loans are usually tied to a commitment by the Bank to provide permanent financing during the six month period. The interest rate charged on construction loans is indexed to the prime rate as published in The Wall Street Journal or current permanent loan rate and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

         In the past, the Bank had originated a significant amount of commercial real estate construction loans. The interest rate on such loans presently offered by the Bank is indexed to either the U.S. Treasury securities or the prime rate as published in The Wall Street Journal. Commercial real estate construction financing generally exposes the lender to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected rather than historical, income and rental results. The Bank's risk of loss on such loans is dependent largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. The general practice of Coastal Federal is to provide a permanent financing commitment on commercial properties at the time the Bank provides the construction financing.

         The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sale and leasing information based upon evaluation of similar projects and the borrower's cash flow projections upon completion. The Bank generally requires personal guaranties of payment by the principals of any borrowing entity.

         At September 30, 1996, approximately $34.6 million or 8.1% of the Bank's gross loan portfolio consisted of construction loans on both residential ($22.2 million) and commercial properties ($12.4 million).

         Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 1996, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $127 million. At such time, the Bank had non-residential real estate loans outstanding of $78.3 million. The Bank will maintain a level of these loan types within the guidelines set forth. The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one or three years and is indexed to U.S. Treasury securities. Such loans generally have a ten-year term, with the payments based up to a 20 year amortization schedule. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria. At September 30, 1996, the Bank had approximately $61.2 million of loans secured by commercial real estate, representing approximately 14.3% of Coastal Federal's total loan portfolio.

         Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry County, Florence County, the Pee Dee Region, northeastern Georgetown County, all within South Carolina and Brunswick County, North Carolina, although the Bank has, on a limited basis, originated or purchased commercial real estate loans secured by properties located in other parts of the Southeast.

         Consumer Loans. The Bank permitted by OTS regulations to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans amounted to $45.6 million, or 10.7% of the total loan portfolio, at September 30, 1996.

         Coastal Federal has marketed consumer loans in order to provide a wider range of financial services to its customers and because of the shorter term and normally higher interest rates on such loans than on residential real estate loans.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount recoverable on such loans. Such loans may also give rise to claims and defenses by the borrower against Coastal Federal as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

         Commercial Business Loans. The Bank is permitted under OTS regulations to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 20% of such institution's assets.

         Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms which generally do not exceed one year. The majority of these loans have interest rates which adjust with changes in the prime rate as published in the Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 1996, the Bank had $26.9 million outstanding in commercial business loans, which represented approximately 6.3% of its loan portfolio, including mortgage-backed securities.

Loan Maturity

         The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans and mortgage-backed securities maturing in the Company's loan portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                      More than      More than     More than    More than
                                                      One Year       Three Years   Five Years   Ten Years
                                         One Year     Through        Through       Through      Through          Over
                                          or Less     Three Years    Five Years    Ten Years    Twenty Years  Twenty Years    Totals
                                          -------     -----------    ----------    ---------    ------------  ------------    ------
                                                                               (In thousands)

First mortgage loans .............      $ 10,674      $  9,979      $ 13,787      $ 11,784      $ 62,282      $199,981      $308,487
Other residential and
 non-residential .................        13,233         3,602         3,362         3,108        14,123         6,156        43,584
Equity lines of credit ...........        12,441          --            --            --            --            --          12,441
Consumer loans ...................         5,267         7,812         6,184         2,780         1,779          --          23,822
Commercial loans .................         4,607         3,102         2,413         3,542         2,202          --          15,866
                                        --------      --------      --------      --------      --------      --------      --------
     Total loans .................      $ 46,222      $ 24,495      $ 25,746      $ 21,214      $ 80,386      $206,137      $404,200
                                        ========      ========      ========      ========      ========      ========      ========

         The following table sets forth the dollar amount of all loans due after one year at September 30, 1996 which have fixed interest rates and those which have floating or adjustable interest rates.

                                            Fixed       Floating or
                                            Rates    Adjustable Rates    Totals
                                            -----    ----------------    ------
                                                      (In thousands)

First mortgage loans ..............       $ 76,046       $221,767       $297,813
Other residential and
 non-residential ..................          2,627         27,724         30,351
Consumer loans ....................         16,690          1,865         18,555
Commercial loans ..................          4,040          7,219         11,259
                                          --------       --------       --------
     Total loans ..................       $ 99,403       $258,575       $357,978
                                          ========       ========       ========

Interest Rate Sensitivity Analysis

         The following table illustrates the repricing analysis of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1996. For purposes of the table, repricing characteristics of loans include estimated annual prepayment rates.

                                      Zero to     Four Months   One Year to  Greater than
                                   Three Months   to One Year   Five Years    Five Years     Total
                                   ------------   -----------   ----------    ----------     -----
                                                              (In thousands)
Rate Sensitive Assets(1):
 Mortgage loans and
  mortgage-backed securities ....   $  27,306     $ 215,894    $  89,818     $  31,494     $ 364,512
 Non-mortgage loans .............      14,684         5,603       19,401          --          39,688
 Interest-bearing deposits and
  investment securities .........       5,222           330       17,512          --          23,064
                                    ---------     ---------    ---------     ---------     ---------
     Total ......................   $  47,212     $ 221,827    $ 126,731     $  31,494     $ 427,264
                                    =========     =========    =========     =========     =========

Rate Sensitive Liabilities:
 Core deposits(2) ...............   $  36,449     $  60,668    $  54,425     $  30,962     $ 182,504
 Time deposits ..................      56,806        42,777       31,343          --         130,926
 Borrowings .....................      49,741         5,201       38,854        17,479       111,275
                                    ---------     ---------    ---------     ---------     ---------
     Total ......................   $ 142,996     $ 108,646    $ 124,622     $  48,441     $ 424,705
                                    =========     =========    =========     =========     =========

Off-Balance Sheet Positions:
 Commitments to originate
  mortgage loans ................   $    (794)    $   3,874    $  (3,544)    $     464          --

Interest rate sensitivity gap ...   $ (96,578)    $ 117,055    $  (1,435)    $ (16,483)    $   2,559

Cumulative interest
 sensitivity gap ................   $ (96,578)    $  20,477    $  19,042     $   2,559          --

Cumulative interest sensitivity
 gap as a percent of total assets      (21.11%)        4.48%        4.16%          .56%         --

(1) Prepayments have been applied to all loans. Prepayment speeds vary according to the instrument's original maturity, coupon rate and age.

(2) Decay rates have been applied to all core deposits as follows:

                                       NOW          MMDA       Passbook    Non-interest
                                     Accounts     Accounts     Accounts      Demand
                                     --------    --------      --------     ------
Percent Repricing:
1 - 12 months ..............          37.00%       79.00%       17.00%       37.00%
13 - 60 months .............          42.93        16.24        42.65        42.93
Over 60 months .............          20.07         4.76        40.35        20.07
                                     ------       ------       ------       ------
Total ......................         100.00%      100.00%      100.00%      100.00%
                                     ======       ======       ======       ======

Interest Rate Sensitivity of Net Portfolio Value

         The table below measures interest rate risk by estimating the change in market value of the Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. Due to OTS reporting requirements, classifications may vary from GAAP reporting. The data presented below is as of September 30, 1996.

                                -400          -300           -200            -100                           +100           +200
                               Basis         Basis         Basis            Basis           No             Basis          Basis
                               Points        Points        Points           Points         Change          Points         Points
                                            ------        ------          ------          ------          ------          ------
                                                                        (In thousands)
ASSETS
Mortgage loans and
 securities...........        $388,401      $384,624      $381,316         $377,325       $371,609        $364,304       $355,832
Non-mortgage loans....          41,142        40,663        40,196           39,746         39,308          38,883         38,473
Cash, deposits and
 securities...........          41,522        40,768        40,046           39,355         38,693          38,060         37,453
Repossessed assets....             336           336           336              336            336             336            336
Premises and equipment           5,567         5,567         5,567            5,567          5,567           5,567          5,567
Other assets..........           9,974        11,490        13,440           16,583         19,992          23,600         26,983
                              --------      --------      --------         --------       --------        --------       --------
TOTAL.................         486,942       483,448       480,901          478,912        475,505         470,750        464,644
                              ========      ========      ========         ========       ========        ========       ========

LIABILITIES
Deposits..............        $317,340      $316,484      $315,641         $314,812       $314,002        $313,204       $312,419
Borrowings............         115,567       113,957       112,411          110,924        109,494         108,118        106,793
Other liabilities.....           6,275         6,275         6,275            6,275          6,275           6,275          6,276
                              --------      --------      --------         --------       --------        --------       --------
TOTAL.................         439,182       436,716       434,327          432,011        429,771         427,597        425,488
                              ========      ========      ========         ========       ========        ========       ========

OFF BALANCE SHEET
 POSITIONS............           $ 300          $177           $69             $(76)         $(256)          $(467)         $(674)

MARKET VALUE OF
 PORTFOLIO EQUITY.....         $48,060       $46,909       $46,643          $46,825        $45,478         $42,686        $38,482

                                   +300            +400
                                  Basis           Basis
                                  Points          Points
                                  ------          ------
ASSETS
Mortgage loans and
 securities...........          $346,714         $337,292
Non-mortgage loans....            38,072           37,684
Cash, deposits and
 securities...........            36,871           36,313
Repossessed assets....               336              336
Premises and equipment             5,567            5,567
Other assets..........            30,200           33,253
                                --------         --------
TOTAL.................          $457,760         $450,445
                                ========         ========

LIABILITIES
Deposits..............          $311,650         $310,892
Borrowings............           105,517          104,286
Other liabilities.....             6,275            6,275

TOTAL.................           423,442          421,453
                                ========         ========

OFF BALANCE SHEET
 POSITIONS............             $(881)         $(1,094)

MARKET VALUE OF
 PORTFOLIO EQUITY.....           $33,437          $27,898

         Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

         Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All residential mortgage loan applications over $500,000 require the approval of the Bank's Loan Committee, which consists of Directors Clemmons, Gerald, Smart, Springs and Executive Vice Presidents Griffin, Rexroad and Stalvey. All first mortgage loan applications in excess of 95% of the appraised value of the property must be approved by the Board of Directors.

         Loan applicants are promptly notified of the decision of the Bank by a letter setting forth the terms and conditions of the decision. If approved, such terms and conditions include the amount of the loan, interest rate, amortization term, a brief description of real estate to be mortgaged to the Bank and notice of requirement of insurance coverage necessary to protect the Bank's interest in the collateral.

         The Bank's general policy is to obtain a title insurance policy insuring that the Bank has a valid lien on the mortgaged real estate and that the property is free of encumbrances. Borrowers must also obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, obtain paid flood insurance policies. It is the policy of Coastal Federal to require flood insurance for the full insurable value of the improvements for any such loan located in a designated flood hazard area. Borrowers on loans which exceed 80% of the value of the security property are also required to advance funds on a monthly basis, with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums. In cases of flood insurance, it is the Bank's policy to require escrow on these premiums regardless of the loan-to-value ratio.

         Loan Originations, Purchases and Sales. The Bank is a qualified servicer for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 1996, the Bank was servicing loans sold to others with a principal balance of approximately $115.1 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. The majority of the loans sold during the year ended September 30, 1996 were conforming conventional loans originated and sold by Coastal Federal Mortgage. These loans were sold on a servicing released basis. At September 30, 1996, the Bank's loan portfolio included purchased loans of approximately $15.3 million, which have been primarily secured by single family residences and which have been written on adjustable rate mortgage loan instruments.

Loans Originated, Purchased and Sold

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                   Year Ended September 30,
                                            -----------------------------------
                                                1994         1995         1996
                                            ---------    ---------    ---------
                                                       (In thousands)
Loans receivable and mortgage-backed
 securities, net at the beginning of the
 period .................................   $ 294,679    $ 331,969    $ 371,988
                                            ---------    ---------    ---------

Loans originated:
 Construction ...........................      22,338       31,849       38,172
 Residential ............................      82,507       46,935       60,683
 Nonresidential .........................      17,156        8,307       11,897
 Land ...................................       6,831        7,263        8,355
 Commercial business ....................      21,840       20,145       23,062
 Consumer ...............................      24,089       26,530       18,201
                                            ---------    ---------    ---------
     Total loans originated .............     174,761      141,029      160,370
                                            ---------    ---------    ---------

Loans purchased:
  Multi-family residential and
   commercial real estate ...............          63        6,337       12,448
  Mortgage-backed securities ............        --          1,000       11,867
                                            ---------    ---------    ---------
     Total loans purchased ..............          63        7,337       24,315
                                            ---------    ---------    ---------

Loans sold:
  Whole loans sold ......................     (29,299)      (2,806)     (40,672)
  Mortgage-backed securities ............      (1,613)        --        (13,220)
                                            ---------    ---------    ---------
     Total loans sold ...................     (30,912)      (2,806)     (53,892)
                                            ---------    ---------    ---------

Loan and mortgage-backed securities
 principal repayments and other .........    (105,707)    (105,026)     (97,689)
                                            ---------    ---------    ---------

Other ...................................        (915)        (515)        (892)
                                            ---------    ---------    ---------

Loans receivable and mortgage-backed
  securities, net, at end of period .....   $ 331,969    $ 371,988    $ 404,200
                                            =========    =========    =========

         Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option.

         Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 1996, Coastal Federal had loan commitments of approximately $9.0 million.

         Loan Origination and Other Fees. Coastal Federal may receive loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. Coastal Federal allows the purchaser to reduce the rate of interest by the payment of points at the customers options. Fees on long-term commercial real estate and residential construction loans vary with loan type.

         Delinquencies. Coastal Federal's collection procedures provide for a series of contacts with delinquent borrowers. If the delinquency continues, more formal efforts are made to contact the delinquent borrower. If a residential real estate loan continues in a delinquent status for 90 days or more, Coastal Federal generally initiates foreclosure proceedings. Coastal Federal generally initiates foreclosure proceedings on a commercial real estate loan if the loan continues in a delinquent status for 60 days or more. In certain limited instances, however, Coastal Federal may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

         Problem Assets and Asset Classification. Loans are reviewed on a regular basis and a reserve for uncollectible interest is established on loans where collection of interest is questionable, generally when such loans become 90 days delinquent. Loan balances that relate to interest amounts reserved are considered to be on a nonaccrual basis. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. At each of the dates indicated, Coastal Federal has no debt that has been restructured.

                                                                        At September 30,
                                                -------------------------------------------------------------
                                                 1992          1993           1994          1995         1996
                                                 ----          ----           ----          ----         ----
                                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate -
   Residential..............................      312           205             79           999          307
   Commercial...............................    2,630            64          1,056           134           --
  Commercial business.......................       --            --             --           154           60
  Consumer..................................       43            44             16            36           78
                                                -----         -----         ------        ------       ------
    Total...................................    2,985            31          1,151         1,323          445
                                                -----         -----         ------        ------       ------
Accruing loans which are
 contractually past due
 90 days or more:
  Real estate -
   Residential..............................       --            --             --            --           --
   Commercial...............................       --            --             --            --           --
  Commercial business.......................       --            --             --            --           --
  Consumer..................................       --            --             --            --          --
                                                -----         -----         ------        ------       ------
                                                   --         -----         ------         -----       -----
    Total...................................       --            --             --         __ --           --
                                                -----         -----         ------        ------       ------

Restructured loans.........................       480            --             --            --           --
Real estate owned...........................    2,555         2,197            781           789          323
Other nonperforming
 assets.....................................       --            --             --            --           --
                                                -----         -----         ------        ------       ------
Total nonperforming
 assets.....................................   $6,020        $2,510         $1,932        $2,112         $768
                                               =======       ======         ======        ======         ====
Total loans delinquent 90
 days or more to net
 loans......................................    1.11%          .10%          .03%         .36%           .12%

Total loans delinquent 90
 days or more to total
 assets.....................................     .91%          .09%          .03%         .33%           .10%

Total nonperforming assets
 to total assets............................    1.83%          .74%          .56%         .53%           .17%

         For the year ended September 30,1996, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms would have amounted to $46,000, of which $13,000 was included in interest income.

         The allowance for uncollectible interest which is netted against accrued interest receivable totaled $83,000 and $50,000 at September 30, 1995 and 1996, respectively.

         The OTS has adopted various changes in its regulations regarding problem assets of savings institutions. These regulations, which became effective on December 31, 1987, are intended to comply with directives to the Federal Home Loan Bank Board ("FHLBB") (as predecessor to the OTS) in the Competitive Equality Banking Act ("CEBA"). The regulations conform the OTS asset classification system to commercial banking practices, eliminate the FHLBB's previous regulation that had classified certain problem assets as "scheduled items" and put the establishment of loan loss allowances on a basis consistent with the requirements of GAAP.

         OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also have a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         Coastal Federal had no individual classified asset in excess of $450,000 as of September 30, 1996. At that date, classified assets amounted to $5.1 million ($18,000.00 loss; $1.0 million substandard; $50,000.00 doubtful; and $4.0 million special mention).

         Allowance for Loan Losses. In making loans, the Bank recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The Bank's management evaluates the need to establish allowances for losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Additions to the allowance for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended September 30, 1994, 1995 and 1996 of $510,000, $202,000 and $790,000, respectively. As a result, the Bank has a $4.2 million allowance for loan losses as of September 30, 1996. The allowance as a percentage of loans receivable was 1.11% at September 30, 1996 compared to 1.0% at September 30, 1995. See "Management's Discussion and Analysis" in the 1996 Annual Report to Stockholders attached hereto and incorporated by reference.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP at September 30, 1996, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely affecting the Bank's financial condition and earnings.

Loan Loss Allowance Analysis

    The following table sets forth an analysis of Coastal Federal's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                                                        Year Ended September 30,
                                                       --------------------------------------------------------
                                                         1992      1993        1994          1995          1996
                                                         ----      ----        ----          ----          ----
                                                                      (Dollars in thousands)
Allowance at beginning of
 period...........................................     $1,532    $1,851      $2,753        $3,353        $3,578
Provision for loan losses.........................        645     1,389         510           202           790
                                                          ---    ------      ------        ------        ------
Recoveries:
 Residential real estate..........................         29        --           3           232            --
 Commercial real estate...........................        116        11         148            11            75
 Real estate construction.........................         --        --          --            --            --
 Consumer.........................................          3       106          79            12             7
                                                       ------    ------      ------        ------         -----
   Total recoveries...............................        148       117         230           255            82
                                                       ------    ------      ------        ------         -----

Charge-offs:
 Residential real estate..........................        153        71          38           206            24
 Commercial real estate...........................        119       392          13            18           216
 Real estate construction.........................         --        --          --            --            --
 Consumer.........................................        202       141          89             8            38
                                                       ------    ------      ------        ------         -----
   Total charge-offs..............................        474       604         140           232           278
                                                       ------    ------      ------        ------         -----
   Net charge-offs (recoveries) ..................        326       487         (90)          (23)          196
                                                       ------    ------      ------        ------         -----
 Allowance at end of period.......................     $1,851    $2,753      $3,353        $3,578        $4,172
                                                       ======    ======      ======        ======        ======

Ratio of allowance to net
 loans outstanding at the
 end of the period................................     0.69%     0.98%       1.01%         1.00%         1.11%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period................................     0.12%     0.17%       (.03%)        (.01%)         .05%

Loan Loss Allowance by Category

           The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                                 September 30,
                                                  1992                              1993                             1994
                                   --------------------------------- ---------------------------------  ----------------------------
                                            As a %      Loan Type           As a %      Loan Type            As a %      Loan Type
                                            of out-     As a %              of out-     As a %               of out-     As a %
                                            standing    of out-             standing    of out-              standing    of out-
                                            loans in    standing            loans in    standing             loans in    standing
                                   Amount   category    loans      Amount   category    loans       Amount  category     loans
                                   ------   --------    -----      ------   --------    -----       ------  --------     -----
                                                                         (Dollars in thousands)
Real Estate -- mortgage
  Residential...................   $  257    0.11%       78.09%     $  542      .25%      75.48%    $  742       .30%     75.05%
  Commercial....................    1,282    3.79        12.68       1,901     5.54       12.22      2,296      5.58      11.94
Consumer........................      312    1.26         9.23         310      .89       12.30        315       .71      13.01
                                   ------    ----       ------      ------     ----      ------     ------      ----     ------
 Total allowance for
   loan losses..................   $1,851    0.69%      100.00%     $2,753      .98%     100.00%    $3,353      1.01%    100.00%
                                   ======               ======      ======               ======     ======               ======


                                                       1995                               1996
                                       ---------------------------------   --------------------------------
                                                 As a %       Loan Type              As a %       Loan Type
                                                 of out-      As a %                 of out-      As a %
                                                 standing     of out-                standing     of out-
                                                 loans in     standing               loans in     standing
                                       Amount    category     loans        Amount    category     loans
                                       ------    --------     -----        ------    --------     -----
Real Estate -- mortgage
  Residential...................       $  803       .31%        72.03%     $  837        .37%        65.35%
  Commercial....................        2,371      4.36         14.17       2,875       3.80         22.34
Consumer........................          404       .80         13.80         460       1.01         12.31
                                       ------      ----        ------      ------       ----        ------
 Total allowance for
   loan losses..................       $3,578      1.00%       100.00%     $4,172       1.11%       100.00%
                                       ======                  ======      ======                   ======

Investment Activities

         Under OTS regulations, the Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. These institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "Regulation of Coastal Federal - Federal Home Loan Bank System." The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         Coastal Federal is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At September 30, 1996, Coastal Federal's regulatory liquidity was 8.0%, which was in excess of the required 5.0%.

         Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO Committee"). The ALCO
Committee meets quarterly and consists of Directors Benton, Creel, Bishop, Springs, Clemmons and Gerald, Chief Financial Officer Rexroad and Executive Vice Presidents Graham, Griffin and Stalvey. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 1996, the Bank's investment security portfolio had a market value of approximately $17.5 million. The investment securities portfolio consisted primarily of U.S. Government agency securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements.

Investment Securities Analysis

         The following table sets forth Coastal Federal's investment securities portfolio at carrying value at the dates indicated.


                                                                                September 30,
                                            ----------------------------------------------------------------------------------
                                                        1994                          1995                        1996
                                            --------------------------     ------------------------     ----------------------
                                             Amortized      Percent of       Amortized   Percent of     Amortized   Percent of
                                             Cost(1)        Portfolio         Cost(1)     Portfolio       Cost(1)   Portfolio
                                            --------------------------     ------------------------     ----------------------
                                                                             (Dollars in thousands)

U.S. Government securities ............       $    --            --%       $    --              --%         --           --
FHLMC .................................         1,000         13.02             --              --          --           --
FHLB ..................................         5,000         65.10          1,000           42.94      17,334        98.13
FNMA ..................................            --                           --           --             --           --
FFCB ..................................           999         13.01            999           42.89          --
Municipal .............................           681          8.87            330           14.17         330         1.87
                                              -------        ------        -------        -------       ------          --

   Total ..............................       $ 7,680        100.00%       $ 2,329          100.00%    $17,664      100.00%
                                              =======        ======        =======          ======     =======      ======

(1) The market value of the Bank's investment securities portfolio amounted to $7.5 million, $2.3 million and $17.5 million at September 30, 1994, 1995 and
1996, respectively.

         The following table sets forth the maturities and weighted average yields of the debt securities at September 30, 1996.

                                               Less Than    One to                         Five to
                                                One Year   Five Years                     Ten Years
                                                Amount      Yield          Amount           Yield       Amount        Yield
                                                ------      -----          ------           -----       ------        -----
                                                                         (Dollars in thousands)
U.S. Government
  securities..............................       $ --          --%         $   --            --%       $    --           --%
Agency securities.........................        330        5.10           4,300 (1)      7.13         13,034 (2)     6.66
                                                 ----        ----          ------          ----        -------         ----
    Total.................................       $330        5.10%         $4,300          7.13%       $13,034         6.66%
                                                  ===        =====          =====          =====        ======         =====

(1) Includes $4.3 million subject to call provisions. Should these bonds be called prior to maturity the Bank may not be able to obtain the same yield with similar term securities.

(2) Includes $13.1 million subject to call provisions. Should these bonds be called prior to maturity the Bank may not be able to obtain the same yield with similar term securities.

Service Corporation Activities

         Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers", which was incorporated in 1970 under the laws of South Carolina.


                                 COASTAL FEDERAL


                                COASTAL MORTGAGE
                                    BANKERS*





North Beach         Shady Forest    Sherwood       Ridge         501 Development
Investments, Inc.   Development     Development    Development   Corporation
                    Corporation     Corporation    Corporation

---------------

* For a description of these subsidiaries, see "Real Estate Development Activities."

Real Estate Development Activity

         Since 1982, Coastal Mortgage and its subsidiaries have been involved in real estate operations, either as the sole owner/developer or as a joint venture partner.

         o Through its investment in 501 Development Corporation, Coastal Mortgage has a 50% ownership interest in a project that consists of approximately 50 acres in Horry County, which has received zoning approval as a planned unit development. At September 30, 1996, the total remaining investment in this project was approximately $47,000.

         With the exception of one project, for which a joint venture was created to dispose of real estate acquired through foreclosure, the Corporation has not entered into any real estate activity since 1984 and has, in fact, almost eliminated its investment in these real estate activities. These efforts are reflected in the reduction of Corporation's investment and loans to subsidiaries from $8.5 million at September 30, 1987 to approximately $187,000 at September 30, 1996.

         In prior years, the Bank made loans to purchasers of units in which the Bank's Subsidiaries were involved in a joint venture.

         The  following  table  summarizes  the balances of  permanent  loans to
individual  unit  purchasers,   by  project,  at  September  30,  1996  (net  of
participations sold to other financial institutions).

                              Number of            Total                    Slow Loans(1)
Project                       Borrowers            Amount            Number        Amount
-------                       ---------            ------            ------        ------

Beach Cove                        89             $5,978,804            --            $  --
Condominium
North Myrtle Beach,
South Carolina

Bluewater                        111             $5,579,894            --            $  --
Condominium
Myrtle Beach,
South Carolina

Cobblestone Villas                61             $2,300,008            --            $  --
Condominium
Myrtle Beach,
South Carolina

Carolina Pines                    27             $  939,761            --            $  --
Condominium
Conway, South Carolina

-----------------
(1)  Loans over 60 days delinquent

         In most cases, development was undertaken through joint ventures in which a subsidiary of Coastal Mortgage Bankers made an equity investment and, as a partner, participated in the profits or losses of the joint ventures. Coastal Federal generally made loans to the joint ventures, subject to Coastal Federal's underwriting standards and policies and generally with the personal guarantees of the partners. Generally, Coastal Federal sold participations in the construction loans, which had interest and fees at market rates, to other financial institutions.

         The business of real estate development involves substantial risks. Development activities typically involve substantial capital outlays both before and during construction. Post-construction operations also may result in a negative cash flow and losses due to an inability to recoup costs until project sales occur, substantial cost overruns or other factors over which the developer has little or no control. Seasonality, location and general economic and market conditions, particularly in resort locations such as the Myrtle Beach area, as well as the size of the project and the experience, reputation and performance of the developer and the project operator are other facts which may adversely affect real estate development projects. Adverse changes in these factors could cause additional losses. In addition, the development and sale of condominium projects is subject to a number of federal and state statutes, including, but not limited to, the Interstate Land Sales Full Disclosure Act, Federal Securities Act of 1933, state "Blue Sky" laws, state real estate laws, Federal Unfair Trade Practices Act, South Carolina Unfair Trade Practices Act and the Racketeer Influenced and Corrupt Organizations Act, the violation of which could result in liability to the participant. Furthermore, changes in the federal income tax have reduced the attractiveness of rental property as an investment, which may adversely affect the ability to sell these properties.

         As discussed under "Regulation Of Coastal Federal", Coastal Mortgage is a "nonincludable subsidiary" as defined in the OTS capital regulations and the Bank must exclude its investment in and loans to it when calculating its regulatory capital. As of September 30, 1996, the Bank's investment in and loans to Coastal Mortgage totalled approximately $187,000.00.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major source of Coastal Federal's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         Deposit Accounts. Deposits are attracted from within Coastal Federal's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Coastal Federal considers the rates offered by its competition, profitability to Coastal Federal, matching deposit and loan products and its customer preferences and concerns. Coastal Federal generally reviews its deposit mix and pricing weekly.

Deposit Balances

         The following table sets forth information concerning the Bank's time deposits and other deposits at September 30, 1996.

   Average                                                                                            Percentage
   Interest                                                         Minimum                             of Total
   Rate      Term                   Category                         Amount         Balance             Deposits
   ----      ----                   --------                         ------         -------             --------
                                                                                  (In thousands)
                                    Checking and Savings

     1.50%   None                   NOW                              $  100        $ 35,654              11.38%
      --     None                   Commercial checking                 100          19,926               6.36
     4.93    Money market Demand                                1,000-2,500          84,997              27.12
     2.50    None                   Passbook savings                100-500          39,287              12.53
     2.25    Money market Passbook                                    2,500           3,553               1.13
                                                                      -----         -------
                                    Total checking and savings                     $183,417              58.52%
                                                                                   --------              -----


                                    Certificates of Deposit

     4.78     3 months              Fixed term, fixed rate          $ 1,000        $ 2,122                 .68%
     5.54     6 months              Fixed term, fixed rate            1,000         23,479                7.49
     5.12     9 months              Fixed term, fixed rate            1,000          9,293                2.96
     5.64    12 months              Fixed term, fixed rate            1,000         47,059               15.01
                                         and variable rate
     5.83    18 months              Fixed term, fixed rate
                                         and variable rate            1,000         20,981                6.69
     5.92    24 months              Fixed term, fixed rate            1,000          4,049                1.29
     5.65    30 months              Fixed term, fixed rate            1,000          2,189                 .70
     5.97    36 months              Fixed term, fixed rate            1,000          8,944                2.85
     6.06    48 months              Fixed term, fixed rate            1,000          4,728                1.51
     6.18    96 months              Fixed term, fixed rate            1,000             26                 .01
       --    30-365 days            Mini-jumbo certificates          50,000             --                  --
       --    30-365 days            Jumbo certificates              100,000             --                  --
                                                                                    ------                -----

                                    Total fixed                                    $122,870              39.20%
                                                                                   ========              =====

     5.00    18 months              Variable rate                     $ 100        $  4,593               1.47%
     5.63    30 months              Variable rate                       100           2,550                .81
                                                                                   --------              -----

                                    Total variable                                 $  7,143               2.28%
                                                                                   ========              =====

                                    Total certificates                             $130,013              41.48%
                                                                                   ========              =====

                                    Total deposits                                 $313,430             100.00%
                                                                                   ========             ======

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                                At September 30,
                                                   ---------------------------------------------------------------------
                                                          1994                                   1995
                                                   ----------------              ---------------------------------------
                                                              Percent                         Percent
                                                                of                              of             Increase
                                                     Amount    Total             Amount       Total          (Decrease)
                                                   -------------------           --------------------        -----------
                                                                           (Dollars in thousands)
Transaction accounts:
  NOW.........................................     $ 30,244     12.23%          $ 29,852       10.93%             $(392)
  Commercial checking.........................       12,605      5.10             16,494        6.04              3,889
                                                   --------     -----             ------       -----              -----

Total transaction accounts....................       42,849     17.33             46,346       16.97              3,497
                                                   --------     -----             ------       -----              -----

Money market demand accounts..................       30,461     12.31             41,516       15.20             11,055
Passbook savings accounts.....................       64,318     25.99             46,421       17.00            (17,897)

Fixed-rate certificates (original maturity):
 3 months.....................................        1,549       .63              3,431        1.26              1,882
 6 months.....................................       13,830      5.59              9,522        3.49             (4,308)
 9 months.....................................        1,126       .46             26,751        9.80             25,625
 12 months....................................        9,931      4.01             57,315       21.00             47,384
 18 months....................................       64,158     25.94             12,426        4.55            (51,732)
 24 months....................................        2,714      1.10              3,845        1.41              1,131
 30 months....................................          975       .39              1,786         .65                811
 36 months....................................        3,063      1.24              9,504        3.48              6,441
 48 months....................................        2,399       .97              4,613        1.69              2,214
 96 months....................................           34       .01                 24          --                (10)
 Mini-jumbo...................................           --        --                 --          --                 --
 Jumbo........................................           --        --                 --          --                 --
                                                   --------      -----          --------      ------             ------
                                                     99,779     40.34            129,217       47.33             29,438
                                                  ---------     -----           --------      ------             ------

Variable rate certificates:
 (original maturity)
 18 months....................................        7,308      2.95              7,100        2.60               (208)
 30 months....................................        2,670      1.08              2,499         .90               (171)
                                                   --------   -------              -----       -----               ----
Total variable................................        9,978      4.03              9,599        3.50               (379)
                                                    -------    ------              -----        ----               ----

Total certificates............................      109,757     44.37            138,816       50.83             29,059
                                                   --------     -----            -------       -----             ------

Total deposits................................     $247,385    100.00%          $273,099      100.00%           $25,714
                                                   ========    =======          ========      =======           =======

                                                                At September 30,
                                                    -------------------------------------
                                                                     1996
                                                    -------------------------------------
                                                                   Percent
                                                                     of         Increase
                                                        Amount      Total      (Decrease)
                                                    -------------------------------------
Transaction accounts:
  NOW.........................................       $ 35,654       11.38%       $ 5,802
  Commercial checking.........................         19,926        6.36          3,432
                                                       ------        ----          -----

Total transaction accounts....................         55,580       17.74          9,234
                                                       ------       -----          -----

Money market demand accounts..................         84,997       27.12         43,481
Passbook savings accounts.....................         42,840       13.66         (3,581)

Fixed-rate certificates (original maturity):
 3 months.....................................          2,122         .68         (1,309)
 6 months.....................................         23,479        7.49         13,957
 9 months.....................................          9,293        2.96        (17,458)
 12 months....................................         47,059       15.01        (10,256)
 18 months....................................         20,981        6.69          8,555
 24 months....................................          4,049        1.29            204
 30 months....................................          2,189         .70            403
 36 months....................................          8,944        2.85           (560)
 48 months....................................          4,728        1.51            115
 96 months....................................             26         .01              2
 Mini-jumbo...................................             --          --             --
 Jumbo........................................             --          --             --
                                                       -------        ----        ------
                                                      122,870       39.20         (6,347)
                                                       ------        ------        ------

Variable rate certificates:
 (original maturity)
 18 months....................................          4,593     1.47            (2,507)
 30 months....................................          2,550      .81                51
                                                        -----      ---                --
Total variable................................          7,143     2.28            (2,456)
                                                        -----     ----            ------

Total certificates............................        130,013    41.48            (8,803)
                                                      -------    -----           -------

Total deposits................................       $313,430   100.00%          $40,331
                                                     ========   =======          =======

                                                                                 At  September 30,
                                                    1994                       1995                              1996
                                           --------------------   -------------------------------     ------------------------------
                                                        Percent               Percent                           Percent
                                                          of                    of      Increase                   of      Increase
                                             Amount      Total    Amount      Total    (Decrease)     Amount      Total   (Decrease)
                                           --------------------   -------------------------------     ------------------------------
                                                                             (Dollars in thousands)

Fixed and variable rate certificates
     which mature as follows:
  Within 1 year ...............            $ 96,909      88.3%   $117,724      84.8%   $ 20,815      $ 94,651      72.8%   $(23,073)
  After 1 but within 2 years ..               9,394       8.5       8,749       6.3        (645)       28,241      21.7      19,492
  After 2 but within 3 years ..               2,617       2.4       8,449       6.1       5,832         5,484       4.2      (2,965)
Thereafter ....................                 837        .8       3,894       2.8       3,057         1,637       1.3      (2,257)
                                           --------     -----    --------     -----    --------      --------     -----    --------

 Total .......................             $109,757     100.0%   $130,013     100.0%   $ 29,059      $130,013     100.0%   $ (8,803)
                                           ========     =====    ========     =====    ========      ========     =====    ========


NOTE: Individual Retirement Accounts ("IRAs") are included in certificate balances. Such accounts amounted to $15.3 million, $16.0 million and $15.2 million at September 30, 1994, 1995 and 1996, respectively.

Time Deposits by Rates

    The following table sets forth the Bank's time deposits classified by rates as of the dates indicated.


                                                     At September 30,
Rate                                      1994             1995             1996
----                                      ----             ----             ----
                                                      (In thousands)

 0.00 - 5.99% ...............         $108,994         $ 76,939         $113,871
 6.00 - 8.00% ...............              359           61,402           15,623
 8.01 - 10.00% ..............              140              124              130
10.01 - 12.00% ..............              264              351              389
                                      --------         --------         --------

   Total ....................         $109,757         $138,816         $130,013
                                      ========         ========         ========

Time Deposits by Maturity and Rate

    The following table sets forth the amount and maturities of time deposits at September 30, 1996.

                                                     Amount Due
                  --------------------------------------------------------------------------
                    Less Than      1-2          2-3          3-4        After
Rate                 One Year     Years        Years         Years     4 Years       Total
----                 --------     -----        -----         -----     -------      ------
                                                  (In thousands)


 0.00 - 5.99%      $ 91,529     $ 19,862     $  1,798     $    656     $     26     $113,871
 6.00 - 8.00%         2,603        8,379        3,686          955         --         15,623
 8.01 - 10.00%          130         --           --           --           --            130
10.01 - 12.00%          389         --           --           --           --            389
                   --------     --------     --------     --------     --------     --------

   Total .....     $ 94,651     $ 28,241     $  5,484     $  1,611     $     26     $130,013
                   ========     ========     ========     ========     ========     ========

         In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal. Substantially all of Coastal Federal's depositors are residents of the State of South Carolina.

         Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 1996, Coastal Federal had advances totaling $104.6 million from the FHLB of Atlanta due on various dates through 2005 with a weighted average interest rate of 5.97%.

         The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Coastal Federal is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB of Atlanta determines specific lines of credit for each member institution.

         In addition to the borrowings described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 1996, the Bank did not have any broker repurchase agreements. The Bank has also offered repurchase agreements to its customers which are borrowings that are collateralized by underlying government securities. At September 30, 1996, the Bank had $3.4 million outstanding in customer repurchase agreements.

         The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                        At September 30,
                                              ---------------------------------
                                                 1994         1995         1996
                                                 ----         ----         ----
                                                     (Dollars in thousands)
Outstanding balance:
  Securities sold under agreements
    to repurchase:
    Customer ............................     $ 1,906      $ 2,677      $ 3,365
    Broker ..............................        --           --           --
  Short-term advances ...................      61,071       36,989       54,404

Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ............................        4.92%        3.77%        3.57%
    Broker ..............................        --           --           --
  Short-term advances ...................        5.62         6.40         5.68

Maximum amount of borrowings outstanding
  at any month end:
  Securities sold under agreements
    to repurchase:
    Customer ............................     $ 2,158      $ 3,448      $ 3,950
    Broker ..............................        --           --         12,840
  Short-term advances ...................      61,071       85,078       68,213
Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements
    to repurchase:
    Customer ............................     $   600      $ 1,700      $ 2,900
    Broker ..............................        --           --          4,100
  Short-term advances ...................      20,700       61,400       56,600


Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ............................        3.11%        3.70%        3.55%
    Broker ..............................        --           --           5.40
  Short-term advances ...................        5.46         6.17         5.68

Competition

         As of September 30, 1996, Coastal Federal had the largest market share (14.1%) of any financial institution located in Horry County, South Carolina according to Sheshunoff Information Services, Inc. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 70 offices of other financial institutions in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

         As of September 30, 1996, the Company had 158 full-time Associates and 15 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

                         REGULATION OF COASTAL FINANCIAL
General

         The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended by FIRREA. As such, the Corporation is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As explained more fully below under "Regulation of Coastal Federal - Federal Regulation of Savings Associations," the key provisions of FIRREA replaced the Federal Home Loan Bank Board ("FHLBB") with the OTS, abolished the Federal Savings and Loan Insurance Corporation ("FSLIC") and vested the prior insurance responsibilities of the FSLIC with the FDIC. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and with other companies affiliated with the Corporation and also is subject to regulatory requirements and provisions as a federal savings and loan association.

Holding Company Acquisitions

         The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25 percent of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities

         As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings bank as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Corporation must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Corporation must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

         Coastal Financial must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of any other SAIF-insured association. Such acquisitions generally are prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Affiliate Restrictions

         The affiliate restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to all federally insured savings associations and any such "affiliate." A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to ten percent of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to twenty percent of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "Covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Also, a savings association may not make any loan to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies. Only the Federal Reserve Board may grant exemptions from the restrictions of Sections 23A and 23B. The OTS, however, may impose more stringent restrictions on savings associations for reasons of safety and soundness.

Qualified Thrift Lender Test

         Any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained under "Regulation of Coastal Federal -- Qualified Thrift Lender Test", must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                          REGULATION OF COASTAL FEDERAL
General

         The Bank is subject to extensive regulation, examination and supervision by the OTS as it chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the "HOLA" and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

Proposed Federal Legislation

         Legislation is proposed periodically providing for a comprehensive reform of the banking and thrift industries, and has included provisions that would (i) require federal savings associations to convert to a national bank or a state-chartered bank or thrift, (ii) require all savings and loan holding companies to become bank holding companies and (iii) abolish the OTS. It is uncertain when or if any of this type of legislation will be passed, and if passed, in what form the legislation would be passed. As a result, management cannot accurately predict the possible impact of such legislation on the Bank.

Federal Regulation of Savings Associations

         Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Except as modified by FIRREA, the OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

         Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

         The Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to .31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the first half of 1996, the same amounts applied to BIF member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended September 30,1996, equaled $622,000, excluding the special assessment discussed below.

         Until the second half of 1995, the same matrix applied to BIF-member institutions. as a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed, financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund ("DIF"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Bank's assessment amounted to $1.6 million and was accrued during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of approximately 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at that time, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is unaware of any existing circumstance which could result in termination of the deposit insurance of the Bank.

         Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, now is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

         The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $5.2 million at September 30, 1996.

         Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

         Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be
(i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain as specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

         At September 30, 1996, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

         Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in the HOLA and regulations of the OTS thereunder to avoid operating certain restrictions. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

         Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the Bank's qualified thrift investments exceeded 65% of its portfolio assets as required by regulation.

         Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Corporation is not subject to any minimum capital requirements.

         OTS capital regulations establish a 3% core capital ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets; and (ii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

         As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

         Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets."

         Each savings institution must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

         The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned of that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

         At September 30, 1996, Coastal Federal's core capital of approximately $27.3 million, or 5.96% of adjusted total assets, was $13.5 million in excess of the OTS requirement of $13.7 million, or 3% of adjusted total assets. As of such date, the Bank's tangible capital of approximately $27.3 million, or 5.96% of adjusted total assets, was $20.4 million in excess of the OTS requirement of $6.9 million, or 1.5% of adjusted total assets. Finally, at September 30, 1996, the Bank had risk-based capital of approximately $30.8 million or 10.41% of total risk-weighted assets, which was $7.1 million in excess of the OTS risk-based capital requirement of $23.6 million or 8% of risk-weighted assets.

         Limitations On Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

         A Tier 1 savings association generally has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) and has not been notified by the OTS that it is in need of more than normal supervision. A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year. Capital distributions in excess of such amount require advance approval from the OTS.

         A savings association with either (i) capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution), or (ii) capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) but which has been notified by the OTS that it is in need of more than normal supervision may be designated by the OTS as a Tier 2 association. Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval.

         Tier 3 associations include savings associations with either (i) capital below the minimum capital requirement (either before or after the proposed capital distribution), or (ii) capital in excess of the fully phased-in capital requirement but which has been notified by the OTS that it shall be treated as a Tier 3 association because it is in need of more than normal supervision. Tier 3 associations may not make any capital distributions without prior approval from the OTS.

         The Bank is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1996, the Bank's limit on loans to one borrower was $4.6 million. At September 30, 1996, the Bank's largest aggregate amount of loans to one borrower was $3.0 million, all of which was performing according to its terms.

         Activities of Savings Associations and Their Subsidiaries. FIRREA provides that, when a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association shall notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

         The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

         Transactions with Affiliates. Pursuant to FIRREA, savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.

         Three additional rules apply to savings associations under FIRREA: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

         Regulatory and Criminal Enforcement Provisions. Under the FDIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

                                    TAXATION

Federal Taxation

         General. The Corporation and the Bank report their income via a consolidated return on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation.

         Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Bank used the percentage-of-taxable-income method for the taxable years ended September 30, 1996, 1995 and 1994.

         Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, they will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. The legislation also requires savings associations to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At September 30, 1996, the Bank's post-1987 reserves totaled approximately $1.45 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates meeting the residential loan requirement for the taxable year ending September 30, 1997.

         Under prior law, if the Bank failed to satisfy the qualifying thrift definition tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1996, the Bank's total bad debt reserve for tax purposes was approximately $ 6.65 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets". Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests. However, if the Bank fails to meet the definition of a "bank" under Internal Revenue Code Section 581 it will be required to recapture its pre-1988 tax bad debt reserves. The Bank anticipates meeting the definition of a "bank" in the future.

         Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         Corporate   Alternative   Minimum  Tax.  The  Code  imposes  a  tax  on
alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

         Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         There have not been any IRS audits of the Corporation's Federal income tax returns during the past five years.

         State Income Taxation. South Carolina has adopted the Code as it relates to savings and loan associations, effective for taxable years beginning after December 31, 1985. Coastal Federal is subject to South Carolina income tax at the rate of 6%. This rate of tax is imposed on savings associations in lieu of the general state business corporation income tax.

         For information  regarding income taxes payable by Coastal Federal, see
Note 10 of the Notes to Consolidated Financial Statements. Coastal Federal's federal income tax returns for 1986 were audited and no additional assessment was required.

Item 2.  Properties

         The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 1996.

                                                   Total Investment
                                                   Including Land,            Net Book
                                     Year          Building, Furniture       Value as of      Square        Owned/
Location                            Opened         and Fixtures                9/30/96        Footage       Leased
--------                            ------         ------------                -------        -------       ------
                                                               (Dollars in thousands)
Main Office
2619 Oak St.                        1980              $6,219                 $2,761           25,000         Owned
Myrtle Beach, SC (1)

Dunes Office
7500 North Kings Hwy                1971                 506                    150            2,000         Owned
Myrtle Beach, SC

Ocean Drive Office
521 Main Street                     1973                 893                    485            4,100         Owned
North Myrtle Beach, SC

Surfside Office
112 Highway 17 South                1975                 583                    196            2,300         Owned
 & Glenns Bay Road
Surfside Beach, SC

Conway Office
310 Highway 378                     1976                 885                    337            2,882         Owned
Conway, SC

Socastee Office
1 Cimerron Drive                    1981                 780                    268            2,275         Owned
Myrtle Beach, SC

Murrells Inlet Office
Highway 17 South                    1986               1,049                    649            3,450         Owned
Murrells Inlet, SC

Waccamaw Medical Pk Office
7000 Waccamaw Medical Pk Rd         1986                 598                    363            1,450         Owned
Conway, SC

Florence Office
1385 Alice Drive                    1996                 350                    343            2,500         Leased
Florence, SC

                                                   Total Investment
                                                   Including Land,            Net Book
                                     Year          Building, Furniture       Value as of      Square        Owned/
Location                            Opened         and Fixtures                9/30/96        Footage       Leased
--------                            ------         ------------                -------        -------       ------
                                                               (Dollars in thousands)
Coastal Mortgage Bankers and
 Realty Co., Inc.
2619 Oak Street                     1970                   2                      0             N/A           N/A
Myrtle Beach, SC

Coastal Investments
 Corporation
2619 Oak Street                     1987                  47                     27             N/A           N/A
Myrtle Beach, SC

Coastal Federal Mortgage, Inc.
1385 Alice Drive                    1995                 156                    142           2,818          Leased
Florence, SC

Sunset Beach Office
7290 Beach Drive, SW                1994                  19                     15             900          Leased
Sunset Beach, NC
------------

(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

         The net book value of Coastal Federal's investment in office, properties and equipment totaled $5.7 million at September 30, 1996. See Note 6 of Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Item 3. Legal Proceedings

         The Bank is a defendant in two significant lawsuits as summarized below.

         The first action commenced on August 9, 1993, and the Plaintiff is seeking approximately $400,000 in damages. The Plaintiff contended that the Bank breached its fiduciary duties in handling of their accounts. The Bank defended this suit and was found without damages on October 28, 1996 by the South Carolina Circuit Court. The Plaintiff appealed this lawsuit on November 12, 1996. At this date, the Bank does not know if or when the action will go to trial. The Bank will continue to vigorously defend this suit and does not anticipate any settlement discussions.

         The second lawsuit involves a wholly-owned subsidiary of Coastal Mortgage Bankers & Realty Company, Inc. An answer to this suit was filed on October 29, 1993 on behalf of the Joint Venture. The Plaintiff's complaint was amended to add additional Defendants on June 25, 1994. The Plaintiff alleges construction deficiencies and seeks damages in excess of $15.0 million. The cause of action is negligent construction, breach of implied warranty of workmanship, habitability and fitness. A subsidiary of the Bank is a one-third owner in the joint venture company which is being sued. The joint venture is vigorously defending this suit.

         Based upon the present status of these cases, the Corporation's understanding of the facts in each case, and discussion with its legal representatives, the Corporation does not believe that any of these lawsuits represent a material FAS 5 contingency which would require accrual or financial statement disclosure. As a result, the Corporation has not established any specific allowances for the suits. Due to the nature of the uncertainty of litigation, the Corporation can not predict the amount of loss, if any, that may ultimately result from this litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 ("Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the section captioned "Selected Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         The registrant has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Bank's definitive proxy statement for the Bank's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank.

                      Executive Officers of the Registrant

Name, Age and Position                       Business Experience
Michael C. Gerald, 47,                       Mr.  Gerald  has  been  associated  with
President, Chief Executive                   Coastal Federal since 1974 and serves as
Officer and a Director                       Director,  President and Chief Executive
                                             Officer of the Corporation and Bank. Mr.
                                             Gerald  also  serves  as  Director   and
                                             President of Coastal  Mortgage Bankers &
                                             Realty  Company,  Inc., as a Director of
                                             Coastal   Federal   Mortgage,    Coastal
                                             Investments   Corporation   and  Coastal
                                             Technology   Solutions.   He   currently
                                             serves  on  the  Board  of  Visitors  of
                                             Coastal   Carolina   University's   Wall
                                             School of  Business  Administration  and
                                             Computer   Science,   the   Governmental
                                             Affairs Committee of America's Community
                                             Bankers,  the Board of  Directors of the
                                             Institute  of Financial  Education,  the
                                             Board  of  Trustees  of  the  Springmaid
                                             Villas Art Museum and is a member of the
                                             Coastal Education Foundation.


Jimmy R. Graham, 48,                         Mr.  Graham  serves  as  Executive  Vice
Executive Vice President and                 President and Information  Systems Group
Information Systems Group                    Leader of Coastal  Federal.  Mr.  Graham
Leader                                       serves as  Executive  Vice  President of
                                             Coastal   Financial    Corporation   and
                                             President and CEO of Coastal  Technology
                                             Solutions.  He has been  associated with
                                             the Bank since 1977.


Jerry L. Rexroad, CPA, 36,                   Mr.  Rexroad joined the Company in April
Executive Vice President and                 1995 and is Executive Vice President and
Chief Financial Officer                      Chief   Financial   Officer  of  Coastal
                                             Federal    and     Coastal     Financial
                                             Corporation.  Mr. Rexroad also serves as
                                             the  Chief   Financial   Officer  and  a
                                             Director  for Coastal  Federal  Mortgage
                                             Bankers & Realty Company,  Inc., Coastal
                                             Investments     Corporation,     Coastal
                                             Technology Solutions and Coastal Federal
                                             Mortgage.   He   currently   serves   as
                                             Chairman Elect of the Junior Achievement
                                             Board of Directors and Advisory  Council
                                             of Horry  County.  He is a Past Chairman
                                             of the  Board  and  Treasurer  of Junior
                                             Achievement of  Greenville.  Mr. Rexroad
                                             is the Vice  President of the  Financial
                                             Manager's Society of South Carolina.

                                             He is a certified public accountant, and
                                             is a member  of the  AICPA  and  SCACPA.
                                             Prior  to  joining  the   Company,   Mr.
                                             Rexroad  was a  partner  with  KPMG Peat
                                             Marwick  LLP  where  he was  partner  in
                                             charge  of  the  Financial  Institutions
                                             practice in South Carolina.


Allen W. Griffin, 36,                        Mr. Griffin is currently  Executive Vice
Executive Vice President                     President and Sales Servicing Group
and Sales Servicing                          Leader  for  Coastal  Federal.  He  also
Group Leader                                 serves as an Executive Vice President of
                                             the Corporation.  He has been associated
                                             with the  Bank  for the past ten  years.
                                             Mr.  Griffin is a Director of the Myrtle
                                             Beach Rotary Club and is also a Director
                                             of the  Eastern  Group of Robert  Morris
                                             Associates  Chapter and past Director of
                                             the   YMCA,   Junior   Achievement   and
                                             vocational rehabilitation.


Phillip G. Stalvey, 40,                      Mr.  Stalvey is Executive Vice President
Executive Vice President                     and Sales Group Leader for the Bank.  He
and Sales Group Leader                       also   serves  as  an   Executive   Vice
                                             President  of the  Corporation  and is a
                                             director of Coastal Federal Mortgage. He
                                             has been associated with Coastal Federal
                                             for the past 15 years. In addition,  Mr.
                                             Stalvey  is  the  past   President   and
                                             Director  of the  Myrtle  Beach  Civitan
                                             Club,  a  committee  member  of a  local
                                             Scout  Troop,  and  Commissioner  on the
                                             City of Myrtle Beach Planning and Zoning
                                             Board.


Susan J. Cooke, 46,                          Ms.   Cooke   is  Vice   President   and
Vice President and                           Corporate Secretary for Coastal Federal,
Corporate Secretary                          Corporate    Secretary    for    Coastal
                                             Financial Corporation,  Coastal Mortgage
                                             Bankers & Realty Company,  Inc., Coastal
                                             Investments   Corporation   and  Coastal
                                             Technology Solutions. Ms. Cooke has been
                                             employed  with Coastal  Federal for nine
                                             years.  She is a member of the  American
                                             Business  Women's  Association  and  the
                                             National    Association    for    Female
                                             Executives.

Item 11.  Executive Compensation

         The information contained under the section captioned "Proposal I -- Election of Directors -- Remuneration of Executive Officers" in the Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

                                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              COASTAL FINANCIAL CORPORATION

Date:  December 27, 1996                      By: /s/ Michael C. Gerald
                                                   ---------------------
                                              Michael C. Gerald
                                              President/Chief Executive Officer
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ James T. Clemmons                By:/s/ Michael C. Gerald
---------------------                   -------------------------
James T. Clemmons                       Michael C. Gerald
Chairman of the Board                   President/Chief Executive Officer
                                        and a Director
                                        (Principal Executive Officer)

Date: December 27, 1996                 Date: December 27, 1996

By: /s/ Jerry L. Rexroad                By: /s/ Wilson B. Springs
-------------------------               -------------------------
Jerry L. Rexroad                        Wilson B. Springs
Executive Vice President                Director
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: December 27, 1996                 Date: December 27, 1996

By: /s/ James C. Benton                 By: /s/ Samuel A. Smart
-----------------------                 -----------------------
James C. Benton                         Samuel A. Smart
Director                                Director

Date: December 27, 1996                 Date: December 27, 1996

By: /s/ Harold D. Clardy                By:/s/James P. Creel
------------------------                --------------------
Harold D. Clardy                        James P. Creel
Director                                Director

Date: December 27, 1996                 Date: December 27, 1996

By: /s/ G. David Bishop
-----------------------
G. David Bishop
Director

Date: December 27, 1996

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

         1.   Independent Auditors' Report*

         2.   All Financial Statements*

             (a) Consolidated Statements of Financial Condition as of September 30, 1995 and 1996.

             (b) Consolidated Statements of Operations for the Years Ended September 30, 1994, 1995 and 1996.

             (c) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1994, 1995 and 1996.

             (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 1994, 1995 and 1996.

             (e)  Notes to Consolidated Financial Statements.

         3. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         4.   Exhibits

                   3 (a) Certificate of Incorporation of Coastal Financial Corporation**

                   3 (b)         Bylaws of Coastal Financial Corporation**

                  10 (a)         Employment Agreement with Michael C. Gerald***

                     (b)         Employment Agreement with Jerry L. Rexroad***

                     (c)         Employment Agreement with Phillip G. Stalvey***

                     (d)         Employment Agreement with Allen W. Griffin***

                     (e)         Employment Agreement with Jimmy R. Graham***

                     (f)         Employment Agreement with Richard L. Granger***

                     (g)         Employment Agreement with Robert S. O'Harra***

                     (h)         1990 Stock Option Plan***

                     (i)         Directors Performance Plan****

                  13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996*

                  21             Subsidiaries of the Registrant

                  23             Consent of Independent Auditors

         5. No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.
-----------------

* Incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1996, attached as an exhibit hereto.

** Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

*** Incorporated by reference to 1995 Form 10K filed with the Securities and Exchange Commission on December 29, 1995.

**** Incorporated by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.