Form 10-Q
period 1996-12-31
COASTAL FINANCIAL CORP /DE
filed 1997-02-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1996

      (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Delaware                                57-0925911
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)


2619 N. OAK STREET, MYRTLE BEACH, S. C.                29577
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (803) 448-5151

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    [ X ]        NO    [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of (December 31, 1996).

Common Stock $.01 Par Value Per Share                    3,452,112 Shares
--------------------------------------------------------------------------------
(Class)                                                    (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 1996

TABLE OF CONTENTS

PART 1-      Consolidated Financial Statements

Item
       1.    Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1996 and December 31, 1996

             Consolidated Statements of Operations for the three months ended December 31, 1995 and 1996

             Consolidated Statements of Cash Flows for the three months ended December 31, 1995 and 1996

             Consolidated Statements of Stockholders' Equity

             Notes to Consolidated Financial Statements

       2.    Management's Discussion and Analysis of
             Financial Condition

       3. Management's Discussion and Analysis of Operations for the three months ended December 31, 1995 and 1996


Part II - Other Information

Item
       1.    Legal Proceedings

       2.    Changes in Securities

       3.    Default Upon Senior Securities

       4.    Submission of Matters to a Vote of Securities Holders

       5.    Other Materially Important Events

       6.    Exhibits and Reports on Form 8-K

Signatures

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            September 30,December 31,
                                    1996 1996
                                   (Unaudited)
                             (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ....................     $  15,639      $  12,385
Short-term interest-bearing deposits .............         5,222          1,056
Investment securities held to maturity
   (market value of $332 at September 30,
   1996 and $331 at December 31, 1996) ...........           330            330
Investment securities available for sale .........        17,141         14,365
Mortgage-backed securities available for sale ....        27,029         27,756
Loans receivable (net of allowance for
   loan losses of $4,172 at September 30,
   1996 and $4,377 at December 31, 1996) .........       370,368        375,326
Loans receivable held for sale ...................         6,803          6,069
Real estate acquired through foreclosure .........           323            258
Office property and equipment, net ...............         5,736          5,866
Federal Home Loan Bank stock, at cost ............         5,228          4,545
Accrued interest receivable on loans .............         2,444          2,446
Accrued interest receivable on investment
   securities ....................................           526            548
Other assets and deferred charges ................         2,923          3,005
                                                       ---------      ---------
                                                       $ 459,712      $ 453,955
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits .........................................     $ 313,430      $ 322,048
Securities sold under agreements to
   repurchase ....................................         3,365          2,747
Advances from Federal Home Loan Bank .............       104,553         90,903
Other borrowings .................................         1,968          3,555
Drafts outstanding ...............................         1,922            759
Advances by borrowers for property taxes
   and insurance .................................         1,435            430
Accrued interest payable .........................           798            771
Other liabilities ................................         4,560          3,814
                                                       ---------      ---------
  Total liabilities ..............................       432,031        425,027
                                                       ---------      ---------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)



                            September 30,December 31,
                                    1996 1996
                                   (Unaudited)
                             (Dollars in thousands)
                                  (continued)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued .......................          --             --
Common stock, $.01 par value, 5,000,000
   shares authorized;  3,442,616 shares at
   September 30, 1996 and 3,452,112 shares
   at December 31, 1996 issued and outstanding ...            34             34
Additional paid-in capital .......................         8,710          8,710
Retained earnings ................................        20,015         20,781
Treasury stock, at cost (54,161 and 44,665
  shares, respectively) ..........................        (1,185)          (971)
Unrealized gain on securities available
  for sale, net of income taxes ..................           107            374
                                                       ---------      ---------
  Total stockholders' equity .....................        27,681         28,928
                                                       ---------      ---------
                                                       $ 459,712      $ 453,955
                                                       =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

                                                         1995             1996
                                                         ----             ----
                                                            (Unaudited)
                                                        (Dollars in thousands
                                                        except per share data)
Interest income:
   Loans receivable ..........................     $     7,855      $     8,121
   Investment securities .....................              87              289
   Mortgage-backed securities ................             299              488
   Other .....................................             167               99
                                                   -----------      -----------
   Total interest income .....................           8,408            8,997
                                                   -----------      -----------
Interest expense:
   Deposits ..................................           2,983            3,342
   Securities sold under agreements to
     repurchase ..............................              28               25
   Advances from Federal Home Loan Bank ......           1,738            1,352
   Other borrowings ..........................               8               91
                                                   -----------      -----------
   Total interest expense ....................           4,757            4,810
                                                   -----------      -----------

   Net interest income .......................           3,651            4,187
Provision for loan losses ....................             115              230
                                                   -----------      -----------
   Net interest income after provision
     for loan losses .........................           3,536            3,957
                                                   -----------      -----------
Other income:
   Fees and service charges on loans and
     deposit accounts ........................             313              426
   Loss from real estate owned ...............             (36)             (55)
   Income from real estate partnerships ......              96              327
   Gain on sale of loans receivable, net .....             279              228
   Gain (loss) on sale of securities
     available for sale ......................             (18)              18
   Other income ..............................             301              419
                                                   -----------      -----------
   Total other income ........................             935            1,363
                                                   -----------      -----------
Other expense:

   Salaries and employee benefits ............           1,434            1,688
   Net occupancy, furniture and fixtures
     and data processing expense .............             667              760
   FDIC insurance premium ....................             150              129
   Other expenses ............................             541              731
                                                   -----------      -----------
   Total other expense .......................           2,792            3,308
                                                   -----------      -----------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996 (CONTINUED)


                                                         1995             1996
                                                         ----             ----
                                                            (Unaudited)
                                                        (Dollars in thousands
                                                        except per share data)

Earnings before income taxes .................           1,679            2,012

Income taxes .................................             621              734
                                                   -----------      -----------

Net Earnings .................................     $     1,058      $     1,278
                                                   ===========      ===========

Earnings per common share ....................     $       .30      $       .35
                                                   ===========      ===========

Weighted average common shares outstanding ...       3,558,000        3,631,000
                                                   ===========      ===========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

                                                              1995         1996
                                                              ----         ----
                                                                 (Unaudited)
                                                               (In thousands)
Cash flows from operating activities:
  Net earnings .....................................     $  1,058      $  1,278
  Adjustments to reconcile net earnings
       to net cash used in operating activities:
       Income from real estate partnerships ........          (96)         (327)
       Depreciation ................................          176           213
       Provision for loan losses ...................          115           230
  Origination of loans receivable held for sale ....      (10,336)      (20,153)
  Proceeds from sales of loans receivable
        held for sale ..............................        7,894        11,647
(Increase) decrease in:
      Other assets and deferred charges ............          216           (82)
      Accrued interest receivable ..................         (273)          (24)
 Increase (decrease) in:
      Accrued interest payable .....................          161           (27)
      Other liabilities ............................          516          (746)
                                                         --------      --------

     Net cash used in operating activities .........         (569)       (7,991)
                                                         --------      --------

Cash flows from investing activities:
  Purchases of investment securities
      available for sale ...........................       (7,000)       (1,502)
  Proceeds from sales of investment
       securities available for sale ...............        1,000          --
  Proceeds from maturities of investment
       securities available for sale ...............         --           4,356
 Purchase of mortgage-backed securities
       available for sale ..........................       (4,877)       (2,411)
  Origination of loans receivable ..................      (26,191)      (22,896)
  Purchase of loans receivable .....................       (6,922)         --
  Principal collected on loans receivable
       and mortgage-backed securities ..............       27,632        28,050
  Proceeds from sale of real estate
       acquired through foreclosure ................         --              65
  Purchase of office properties and
      equipment ....................................         (424)         (343)
  Purchase of FHLB stock ...........................       (1,064)          683
  Other investing activities, net ..................          104            51
                                                         --------      --------

      Net cash provided by (used in)
             investing activities ..................      (17,742)        6,053
                                                         --------      --------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996 (CONTINUED)

                                                            1995         1996
                                                            ----         ----
                                                                (Unaudited)
                                                              (In thousands)
Cash flows from financing activities:
  Increase (decrease) in deposits ................      $     86       $  8,618
  Increase (decrease) in securities
     sold under agreement to repurchase ..........           525           (618)
  Proceeds from FHLB advances ....................        43,900         21,000
  Repayment of FHLB advances .....................       (21,418)       (34,650)
  Proceeds from other borrowings .................         3,442          1,587
  Decrease in advance payments by borrowers
     for property taxes and insurance ............        (1,152)        (1,005)
  Decrease in drafts outstanding .................          (601)        (1,163)
  Dividend to stockholders .......................          (337)          (380)
  Other financing activities, net ................           389          1,129
                                                        --------       --------
  Net cash provided (used) by financing
    activities ...................................        24,834         (5,482)
                                                        --------       --------
Net increase (decrease)
   in cash and cash equivalents ..................         6,523         (7,420)
                                                        --------       --------
Cash and cash equivalents at beginning
  of the period ..................................        11,201         20,861
                                                        --------       --------
Cash and cash equivalents at end
  of the period ..................................      $ 17,724       $ 13,441
                                                        ========       ========
Supplemental information:
  Interest paid ..................................      $  4,596       $  4,837
                                                        ========       ========

  Income taxes paid ..............................      $    492       $     20
                                                        ========       ========
Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure ................      $     40       $    --
                                                        ========       ========
Collateralization of mortgage loans to FHLMC
     participation certificates ..................      $  7,157       $    --
                                                        ========       ========
Transfer of mortgage loans to mortgage
     loans held for sale .........................      $  8,775       $    --
                                                        ========       ========
Transfer of investment securities held to
    maturity to available for sale ...............      $ 14,775       $    --
                                                        ========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Additional                                                  Total
                                Common         Paid-In      Retained       Treasury                  Stockholders'
                                Stock          Capital      Earnings        Stock          Other        Equity
                               --------      --------      --------       --------       --------      --------
                                                                  (Unaudited)
                                                                (In thousands)
Balance at September
   30, 1995 .............      $     34      $  8,710      $ 18,674       $ (2,598)      $   --        $ 24,820
Exercise of stock
   options ..............          --            --            (863)           970           --             107
Issuance of shares
     in acquisition
     of Coastal Federal
  Mortgage ..............          --            --             (67)           443           --             376
Cash paid for
  fractional shares .....          --            --             (17)          --             --             (17)
Cash dividends ..........          --            --          (1,433)          --             --          (1,433)
Unrealized gain on
  securities available
  for sale, net of
  income taxes ..........          --            --            --             --              107           107
Net income ..............          --            --           3,721           --             --           3,721
                               --------      --------      --------       --------       --------      --------

Balance at September
  30, 1996 ..............      $     34      $  8,710      $ 20,015       $ (1,185)      $    107      $ 27,681
Exercise of stock
  options ...............          --            --            (132)           214           --              82
Cash dividends ..........          --            --            (380)          --             --            (380)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes ..........          --            --            --             --              267           267
Net income ..............          --            --           1,278           --             --           1,278
                               --------      --------      --------       --------       --------      --------

Balance at December
   30, 1996 .............      $     34      $  8,710      $ 20,781       $   (971)      $    374      $ 28,928
                               ========      ========      ========       ========       ========      ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1.  FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair operations for the three month period ended December 31, 1996 are not necessarily indicative of presentation of the interim financial statements, have been included. The results of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1996, included in the Company's 1996 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank ("Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                   September 30,    December 31,
                                                       1996            1996
                                                     ---------        ---------
                                                             (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units ...........       $ 224,570        $ 225,112
   Other, primarily commercial
      real estate ............................          61,180           61,401
   Construction loans ........................          34,566           32,094
Consumer and commercial loans:
   Installment consumer loans ................          31,601           30,573
   Mobile home loans .........................           1,103            1,083
   Deposit account loans .....................             436              397
   Equity lines of credit ....................          12,441           12,863
   Commercial and other loans ................          26,946           31,107
                                                     ---------        ---------
                                                       392,843          394,630
Less:
   Allowance for loan losses .................           4,172            4,377
   Deferred loan costs .......................            (286)            (324)
   Undisbursed portion of loans in process ...          18,589           15,251
                                                     ---------        ---------
                                                     $ 370,368        $ 375,326
                                                     =========        =========


PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                             December 31,
                                                      1995                1996
                                                    -------             -------
                                                             (Unaudited)
                                                           (In thousands)
Beginning allowance ....................            $ 3,578             $ 4,172
Provision for loan losses ..............                115                 230
Loan recoveries ........................                  6                  29
Loan charge-offs .......................                (15)                (54)
                                                    -------             -------

Ending allowance .......................            $ 3,684             $ 4,377
                                                    =======             =======

(3)  DEPOSITS

Deposits consist of the following:

                                       September 30,              December 31,
                                           1996                      1996
                                  ---------------------    -----------------------
                                               Weighted                   Weighted
                                    Amount       Rate         Amount        Rate
                                                    (Unaudited)
                                                  (In thousands)
Transaction accounts .......      $140,577       3.24%     $ 142,182       3.50%
Passbook accounts ..........        42,840       2.66         39,398       2.57
Certificate accounts .......       130,013       5.64        140,468       5.68
                                  --------       ----       --------       ----
                                  $313,430       4.12%      $322,048       4.31%
                                  ========       ====       ========       ====

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                        September 30,            December 31,
                                            1996                    1996
                                  ----------------------------------------------
                                         Weighted                 Weighted
                                   Amount        Rate        Amount        Rate
                                  --------       ----       --------       -----
Maturing within:                                         (Unaudited)
                                                        (In thousands)
1 year .....................      $ 54,404       5.68 %     $ 38,904       5.40%
2 years ....................        20,120       5.90         24,224       6.27
3 years ....................        13,105       6.35          9,001       5.57
4 years ....................         6,861       6.46          7,561       6.41
5 years and thereafter .....        10,063       6.90         11,213       6.85
                                  --------       -          --------       ----
                                  $104,553       5.97%      $ 90,903       5.91%
                                  ========       ====       ========       ====

Included in advances from the Federal Home Loan Bank and shown maturing within one year are advances with call options by the FHLB. At December 31, 1996, callable advances with call dates within one year included $5 million with a five year term at 5.60%, $5 million with a five year term at 4.76% and $10 million with a two year term at 5.22%. At September 30, 1996, and December 31, 1996, the Bank had pledged first mortgage loans with unpaid balances of approximately $223.4 million and $230.7 million, respectively, as collateral for FHLB advances.

(5)  EARNINGS PER SHARE

Earnings per share for the three month periods ended December 31, 1995 and 1996, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.

(6)  COMMON STOCK DIVIDENDS

On May 30, 1995, the Company declared a 5% common stock dividend aggregating 102,003 shares. On January 9, 1996 and June 20, 1996, the Company declared a five for four stock split in the form of a 25% stock dividend, aggregating approximately 542,000 and 687,000 shares respectively. All per share data has been retroactively restated to give effect to the common stock dividends.

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO DECEMBER 31, 1996

GENERAL

The Company reported $1.3 million in net earnings for the three months ended December 31, 1996, compared to net earnings of $1.1 million for the three months ended December 31, 1995. Net interest income increased $536,000 primarily as a result of an increase in interest income of $589,000 which was offset by an increase in interest expense of $53,000. Provision for loan losses increased from $115,000 for the three months ended December 31, 1995, to $230,000 for the three months ended December 31, 1996. Other income increased from $935,000 for the three months ended December 31, 1995, to $1.4 million for the three months ended December 31, 1996. General and administrative expenses increased from $2.8 million for the three months ended December 31, 1995, to $3.3 million for the three months ended December 31, 1996.

Liquid assets, consisting of cash, interest-bearing deposits, and investment securities, decreased from $38.3 million at September 30, 1996, to $28.1 million at December 31, 1996.

Primarily, as a result of net earnings of $1.3 million for the three months ended December 31, 1996, less dividends of approximately $380,000, stockholder's equity increased from $27.7 million at September 30, 1996, to $28.9 million at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision ("OTS") regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency Securities and other investments generally having maturities of five years or less. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is equal to 5% of such amount. Short-term liquid assets must be 1.0% of the liquidity base.

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The Bank's liquidity was 8.0% and 6.8% at September 30, 1996, and December 31, 1996, respectively as calculated in accordance with OTS regulations. During the three months ended December 31, 1996, the Bank experienced a slight decline in its level of liquidity as a result of a lower level of loan sales, and securities maturities in the first quarter.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1995

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The principal use of cash flows is the origination of loans receivable. The Company originated loans receivable of $43.0 million for the three months ended December 31, 1996, compared to $36.5 million for the three months ended December 31, 1995. The majority of these loan originations were financed through loan principal repayments which amounted to $27.6 million and $28.1 million for the three month periods ended December 31, 1995 and 1996, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the three month period ended December 31, 1996, the Company sold $11.6 million in mortgage loans compared to $7.9 million sold for the three month period ended December 31, 1995.

At December 31, 1996, the Company had commitments to originate $4.9 million in mortgage loans, and $28.0 million in undisbursed lines of credit which the Company expects to fund from normal operations.

At December 31, 1996, the Company had $107.5 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at December 31, 1996, the Company had pledged first mortgage loans in the amount of $230.7 million to the FHLB which could support additional advances of approximately $82.0 million.

As a condition of deposit insurance, current FDIC regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital is approximately $28.2 million at December 31, 1996, exceeding tangible and core capital requirements by $21.5 million and $14.7 million, respectively. At December 31, 1996, the Bank's risk-based capital of approximately $31.7 million exceeded its current risk-based capital requirement by $8.3 million. (For further information see Regulatory Matters).


MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  OPERATION
FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

GENERAL

Net income increased from $1.1 million for the three months ended December 31, 1995, to $1.3 million for three months ended December 31, 1996. Net interest income increased $536,000 primarily as a result of an increase in interest expense of $53,000 and an increase of $589,000 in interest income. Provision for loan losses increased from $115,000 for three months ended December 31, 1995, to $230,000 for the three months ended December 31, 1996. Other income increased $428,000 primarily as a result of increased income from real estate partnerships of $231,000 and increased fee income on deposits.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1995

INTEREST INCOME

Interest income for the three months ended December 31, 1996, increased to $9.0 million as compared to $8.4 million for the three months ended December 31, 1995 primarily as a result of increases in the average balances of loans and investment securities. The yield on earning assets for the three months ended December 31, 1996, was 8.39% compared to a yield of 8.59% for the three months ended December 31, 1995. The average yield on loans receivable for the three months ended December 31, 1996, was 8.57% compared to 8.67% for the three months ended December 31, 1995. The decrease in yield primarily resulted from repricing of adjustable-rate mortgage loans as a result of declines in the one year treasury index. With the recent decrease in short-term interest rates, loans should reprice at only slightly higher levels throughout fiscal 1997. The average loan balance for the quarter ended December 31, 1996 was $377.8 million compared to $362.0 million for the quarter ended December 31, 1995. The yield on securities increased to 6.76% for the three months ended December 31, 1996, from 6.20% for the three months ended December 31, 1995. The average securities balance was $17.1 million for the quarter ended December 31, 1996, compared to $5.6 million for the quarter ended December 31, 1995. Total average earning assets were $431.6 million for the quarter ended December 31, 1996, as compared to $395.5 million for the quarter ended December 31, 1995.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $4.8 million for the three months ended December 31, 1995 and 1996. The average cost of deposits for the three months ended December 31, 1996, was 4.17% compared to 4.33% for the three months ended December 31, 1995. The cost on interest-bearing liabilities was 4.59% for the three months ended December 31, 1996, as compared to 4.93% for the three months ended December 31, 1995. The Company has decreased its cost of borrowings primarily through the increase in core deposits which have a lower cost than FHLB advances. Total average interest-bearing liabilities increased from $385.6 million at December 31, 1995 to $417.5 million at December 31, 1996.

NET INTEREST INCOME

Net interest income was $4.2 million for the three months ended December 31, 1996, as compared to $3.7 million for the three months ended December 31, 1995. The net interest margin increased to 3.80% for the three months ended December 31, 1996, from 3.66% for the three months ended December 31, 1995. Since the majority of the Company's assets are adjustable rate mortgage loans which reprice annually versus many of the Company's liabilities which reprice more quickly, the Company may experience a short-term decrease in its interest rate spread should interest rates increase rapidly. In addition, the Company has approximately 35% of its assets funded by core deposits. Since these liabilities may not be able to be repriced in a decreasing interest rate environment, a significant decrease in short-term interest rates would reduce the Company's net interest margin.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1995

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $115,000 for the period ended December 31, 1995, to $230,000 for the three months ended December 31, 1996. For the three months ended December 31, 1996, net charge-offs were $25,000 compared to net charge-offs of $9,000 for the three months ended December 31, 1995. The allowance for loan losses as a percentage of total loans was 1.15% at December 31, 1996, compared to 1.11% at September 30, 1996. Loans delinquent 90 days or more were .16% of total loans at December 31, 1996, compared to .12% at September 30, 1996. The allowance for loan losses was 744% of loans delinquent more than 90 days at December 31, 1996, as compared to 938% at September 30, 1996. Management believes that the current level of allowances is adequate considering loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the three months ended December 31, 1996, other income increased 45.8% to $1.4 million compared to $935,000 for the three months ended December 31, 1995. Fees from loan and deposit accounts increased $113,000 due to the growth in consumer checking accounts. Income from real estate partnerships was $327,000 for the quarter ended December 31,1996 compared to $96,000 for the quarter ended December 31, 1995. This increase is due to the sale of land held by the Bank's subsidiary. Other income increased by $118,000 for the quarter ended December 31, 1996 compared to the same 1995 period. This is primarily attributed to increased fees from ATM transactions, increased debit card fee income, and increased safe deposit box rental income.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $2.8 million for the three months ended December 31, 1995, to $3.3 million for the three months ended December 31, 1996. Salaries and employee benefits increased $254,000, or 19.7%. A significant portion of this increase is for additional personnel in the mortgage banking area of the Bank and Coastal Federal Mortgage, Inc. Coastal Federal Mortgage was acquired in November, 1995 and, therefore, only had two months of expense in 1995. Net occupancy, furniture and fixtures and data processing expense increased $93,000. The increase is primarily attributed to the addition of Coastal Federal Mortgage. Other expense was $731,000 for the quarter ended December 31, 1996 compared to $541,000 for the quarter ended December 31, 1995. This increase is primarily attributed to increased expenses related to the growth in checking services, ATMs and debit cards as well as the addition of Coastal Federal Mortgage.

INCOME TAXES

Income taxes increased from $621,000 for the three months ended December 31, 1995, to $734,000 for the three months ended December 31, 1996, as a result of increased income before taxes.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGULATORY MATTERS

The regulatory capital requirements for the Bank's compliance with such requirements at December 31, 1996 is as follows:

                                                  Amount      Percent of Assets
                                                  ------      -----------------

Tangible capital ........................         28,218             6.22
Tangible capital
requirement .............................          6,768             1.50
                                                 -------            ------

Excess ..................................        $21,450             4.72%
                                                 =======            =====

Core capital ............................        $28,218             6.22%
Core capital
requirement .............................         13,537             3.00
                                                 -------            -----

Excess ..................................        $14,681             3.22%
                                                 =======            =====

Risk-based capital ......................        $31,657            10.83%
Minimum risk-based
capital requirement .....................         23,390             8.00
                                                 -------            -----

Excess ..................................        $ 8,267             2.83%
                                                 =======            =====

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. The Company adopted this statement effective October, 1996. The adoption of this statement did not have a material effect on the Company.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" which is effective prospectively for fiscal years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. Based upon the Company's present mortgage lending operation, this statement did not have a material effect on the Company.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. SFAS No. 123 encourages but does not require entities to account for stock compensation awards based on their estimated fair value on the date they are granted. Entities can continue to follow current accounting requirements, which generally do not result in an expense charge for most options. However, they must disclose in a footnote to their financial statements what the effect on net income and earnings per share would have been had they used the fair value model. The Company expects to continue its current accounting practice. Therefore, this statement will generally not have a material effect on future operating results.

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement will become effective for transactions occurring after December 31, 1996 and supersedes SFAS No. 122. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on its balance sheet all assets it controls and liabilities it has incurred. The entity would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements in fiscal 1997.

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EFFECT ON INFLATION AND CHANGING PRICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of change in the relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of inflation. Interest rates do not necessarily change in the same magnitude as the price of goods and services.

PART 2.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings

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

Item 2.  Changes In Securities

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) No exhibits are required to be filed by the Registrant pursuant to item 601 of Regulation S-K.

     (b) The Company did not file any current reports on Form 8-K during the quarter under report.

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                          COASTAL FINANCIAL CORPORATION




February 14, 1997                          /s/Michael C. Gerald
-----------------                          -------------------------
Date                                       Michael C. Gerald
                                           President and Chief Executive Officer

February 14, 1997                          /s/Jerry L. Rexroad
-----------------                          -------------------------
Date                                       Executive Vice President and
                                           Chief Financial Officer