Form 10-Q
period 1997-03-31
COASTAL FINANCIAL CORP /DE
filed 1997-05-15
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1997

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

                           YES    [ X ]        NO    [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of (March 31, 1997). Shares outstanding reflect the four for three stock split declared on April 30, 1997.

Common Stock $.01 Par Value Per Share                         4,636,696 Shares

(Class)                                                        (Outstanding)

                 COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

PART 1-      Consolidated Financial Statements

Item
       1.    Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1996 and March 31, 1997

             Consolidated Statements of Operations for the three months ended March 31, 1996 and 1997

             Consolidated Statements of Operations for the six months ended March 31, 1996 and 1997

             Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1997

             Consolidated Statements of Stockholders' Equity

             Notes to Consolidated Financial Statements

       2.    Management's Discussion and Analysis of
             Financial Condition

       3. Management's Discussion and Analysis of Operations for the three months ended March 31, 1996 and 1997

       3. Management's Discussion and Analysis of Operations for the six months ended March 31, 1996 and 1997

Part II - Other Information

Item
       1.    Legal Proceedings

       2.    Changes in Securities

       3.    Default Upon Senior Securities

       4.    Submission of Matters to a Vote of Securities Holders

       5.    Other Materially Important Events

       6.    Exhibits and Reports on Form 8-K

Signatures

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,     March 31,
                                                          1996           1997
                                                       ---------      ---------
                                                             (Unaudited)
                                                         (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ....................     $  15,639      $  12,446
Short-term interest-bearing deposits .............         5,222          1,948
Investment securities held to maturity
   (market value of $332 at September 30,1996)....           330           --
Investment securities available for sale .........        17,141         25,839
Mortgage-backed securities available for sale ....        27,029         38,837
Loans receivable (net of allowance for
   loan losses of $4,172 at September 30,
   1996 and $4,477 at March 31, 1997) ............       370,368        382,277
Loans receivable held for sale ...................         6,803          5,048
Real estate acquired through foreclosure .........           323            518
Office property and equipment, net ...............         5,736          5,915
Federal Home Loan Bank stock, at cost ............         5,228          4,612
Accrued interest receivable on loans .............         2,444          2,582
Accrued interest receivable on investments .......           526            609
Other assets and deferred charges ................         2,923          3,979
                                                       ---------      ---------
                                                       $ 459,712      $ 484,610
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits .........................................     $ 313,430      $ 332,193
Securities sold under agreements to
   repurchase ....................................         3,365          1,431
Advances from Federal Home Loan Bank .............       104,553         85,944
Other borrowings .................................         1,968         28,402
Drafts outstanding ...............................         1,922          1,597
Advances by borrowers for property taxes
  and insurance ..................................         1,435            798
Accrued interest payable .........................           798            731
Other liabilities ................................         4,560          3,978
                                                       ---------      ---------
  Total liabilities ..............................       432,031        455,074
                                                       ---------      ---------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                      September 30,     March 31,
                                                          1996           1997
                                                       ---------      ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued .......................          --             --
Common stock, $.01 par value, 5,000,000
   shares authorized;  4,589,007 shares at
   September 30, 1996 and 4,636,696 shares
   at March 31, 1997 issued and outstanding ......            46             46
Additional paid-in capital .......................         8,698          8,698
Retained earnings ................................        20,015         21,319
Treasury stock, at cost (54,161 and 19,255
  shares, respectively) ..........................        (1,185)          (461)
Unrealized gain (loss) on securities available
  for sale, net of income taxes ..................           107            (66)
                                                       ---------      ---------
  Total stockholders' equity .....................        27,681         29,536
                                                       ---------      ---------
                                                       $ 459,712      $ 484,610
                                                       =========      =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                         1996             1997
                                                     -----------      -----------
                                                     (Unaudited)
                                                        (Dollars in thousands)
Interest income:
   Loans receivable ............................     $     7,891      $     8,275
   Investment securities .......................             130              322
   Mortgage-backed securities ..................             414              560
   Other .......................................             142               72
                                                     -----------      -----------
   Total interest income .......................           8,577            9,229
                                                     -----------      -----------

Interest expense:
   Deposits ....................................           2,805            3,365
   Securities sold under agreement to
     repurchase ................................              91              214
   Advances from Federal Home Loan Bank ........           1,789            1,273
                                                     -----------      -----------
   Total interest expense ......................           4,685            4,852
                                                     -----------      -----------
   Net interest income .........................           3,892            4,377
Provision for loan losses ......................             225              120
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           3,667            4,257
                                                     -----------      -----------

Other income:
   Fees and service charges ....................             331              417
   Income (loss) from real estate owned ........              55              (18)
   Loss from real estate held for investment ...             (27)            --
   Gain on sale of loans receivable, net .......             318              175
   Gain on sale of securities available for sale               6               12
   Other income ................................             449              433
                                                     -----------      -----------
                                                           1,132            1,019
                                                     -----------      -----------

General and administrative expenses:
   Salaries and employee benefits ..............           1,629            1,649
   Net occupancy, furniture and fixtures
     and data processing expense ...............             697              696
   FDIC insurance premium ......................             156               50
   Other expenses ..............................             473              715
                                                     -----------      -----------
                                                           2,955            3,110
                                                     -----------      -----------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997 (CONTINUED)

                                                         1996             1997
                                                     -----------      -----------
                                                     (Unaudited)
                                                        (Dollars in thousands)
Earnings before income taxes ...................           1,844            2,166

Income taxes ...................................             676              790
                                                     -----------      -----------

Net income .....................................     $     1,168      $     1,376
                                                     ===========      ===========

Earnings per common share ......................     $       .24      $       .28
                                                     ===========      ===========

Weighted average common equivalent
  shares outstanding ...........................       4,793,000        4,855,000
                                                     ===========      ===========

Dividends per share ............................     $     .0825      $     .0825
                                                     ===========      ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                                       1996             1997
                                                   -----------      -----------
                                                            (Unaudited)
                                                        (Dollars in thousands)
Interest income:
   Loans receivable ..........................     $    15,746      $    16,397
   Investment securities .....................             217              611
   Mortgage-backed securities ................             713            1,048
   Other .....................................             309              170
                                                   -----------      -----------
   Total interest income .....................          16,985           18,226
                                                   -----------      -----------

Interest expense:
   Deposits ..................................           5,788            6,706
   Securities sold under agreement to
     repurchase ..............................             127              330
   Advances from Federal Home Loan Bank ......           3,527            2,626
                                                   -----------      -----------
   Total interest expense ....................           9,442            9,662
                                                   -----------      -----------
   Net interest income .......................           7,543            8,564
Provision for loan losses ....................             340              350
                                                   -----------      -----------
   Net interest income after provision
     for loan losses .........................           7,203            8,214
                                                   -----------      -----------

Other income:
   Fees and service charges ..................             645              843
   Income (loss) from real estate owned ......              18              (74)
   Income from real estate held for investment              69              278
   Gain on sale of loans receivable, net .....             597              403
   Gain (loss) on sale of securities
    available for sale .......................             (12)              30
   Other income ..............................             750              853
                                                   -----------      -----------
                                                         2,067            2,333
                                                   -----------      -----------

General and administrative expenses:
   Salaries and employee benefits ............           3,063            3,337
   Net occupancy, furniture and fixtures
     and data processing expense .............           1,365            1,456
   FDIC insurance premium ....................             305              179
   Other expenses ............................           1,014            1,398
                                                   -----------      -----------
                                                         5,747            6,370
                                                   -----------      -----------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997 (CONTINUED)

                                                       1996             1997
                                                   -----------      -----------
                                                           (Unaudited)
                                                    (Dollars in thousands)
Earnings before income taxes .................           3,523            4,177

Income taxes .................................           1,297            1,523
                                                   -----------      -----------

Net income ...................................     $     2,226      $     2,654
                                                   ===========      ===========

Earnings per common share ....................     $       .47      $       .55
                                                   ===========      ===========

Weighted average common equivalent
  shares outstanding .........................       4,767,000        4,848,000
                                                   ===========      ===========

Dividends per share ..........................     $      .165      $      .165
                                                   ===========      ===========






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                                           1996           1997
                                                         --------      --------
                                                               (Unaudited)
                                                              (In thousands)
Cash flows from operating activities:
  Net earnings .....................................     $  2,226      $  2,654
  Adjustments to reconcile net earnings
       to net cash provided by operating activities:
       Income from real estate
        held for investment ........................          (69)         (278)
       Depreciation ................................          357           427
       Provision for loan losses ...................          340           350
Origination of loans receivable
         held for sale .............................      (21,936)      (17,979)
Proceeds from sales of loans receivable
         held for sale .............................       19,014        19,734
(Increase) decrease in:
      Other assets and deferred charges ............         (276)       (1,056)
      Accrued interest receivable ..................         (594)         (221)
Increase (decrease) in:
      Accrued interest payable .....................          149           (67)
      Other liabilities ............................          329          (582)
                                                         --------      --------
        Net cash provided by (used in)
             operating activities ..................         (460)        2,982
                                                         --------      --------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ..........................      (15,996)      (14,177)
  Proceeds from sales of investment
       securities available for sale ...............        7,000          --
 Proceeds from maturities of investment
      securities available for sale ................         --           5,686
 Proceeds from maturities of mortgage-backed
      securities available for sale ................         --             949
  Purchases of mortgage-backed securities
       available for sale ..........................       (8,952)      (15,167)
 Proceeds from sales of mortgage-backed
       securities available for sale ...............        8,068          --
  Origination of loans receivable, net .............      (67,824)      (59,956)
  Purchase of loans receivable .....................      (12,448)       (3,065)
  Principal collected on loans receivable
       and mortgage-backed securities, net .........       57,617        52,712
  Proceeds from sale of real estate
       acquired through foreclosure, net ...........           20            75
  Purchases of office properties and
      equipment ....................................         (623)         (606)
  Purchases of FHLB stock, net .....................         (986)          616
  Other investing activities, net ..................           82            51
                                                         --------      --------
      Net cash used in
             investing activities ..................      (34,042)      (32,882)
                                                         --------      --------

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997 (CONTINUED)

                                                             1996         1997
                                                         ---------     --------
                                                               (Unaudited)
                                                              (In thousands)
Cash flows from financing activities:
  Increase in deposits, net                              $  10,814     $ 18,763
  Decrease in securities sold
   under agreement to repurchase, net                          (36)      (1,934)
  Proceeds from FHLB advances                               56,650       62,500
  Repayment of FHLB advances                               (35,742)     (81,109)
  Proceeds from other borrowings                             7,435       26,434
  Decrease in advance payments by borrowers
     for property taxes and insurance                         (843)        (637)
  Decrease in drafts outstanding, net                         (768)        (325)
  Dividend to stockholders                                    (682)        (769)
  Other financing activities, net                              208          510
                                                         ---------     --------
  Net cash provided by financing activities                 37,036       23,433
                                                         ---------     --------

Net increase (decrease)
   in cash and cash equivalents                              2,534      (6,467)
                                                         ---------     --------
Cash and cash equivalents at beginning
  of the period                                             11,201       20,861
                                                         ---------     --------
Cash and cash equivalents at end
  of the period                                          $  13,735     $ 14,394
                                                          ========      =======

Supplemental information:
  Interest paid                                          $  16,837     $  9,729
                                                          ========      =======

  Income taxes paid                                      $   1,492     $    270
                                                          ========      =======
Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure                        $      40     $    270
                                                          ========      =======

Collateralization of mortgage loans to FHLMC
     participation certificates                          $  11,692     $    --
                                                          ========      =======

Transfer of investment securities held to
    maturity to available for sale                       $  14,775     $    - -
                                                          ========      =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Additional                                                   Total
                              Common          Paid-In       Retained        Treasury                   Stockholders'
                               Stock          Capital       Earnings         Stock         Other          Equity
                               -----          -------       --------         -----         -----          ------
                                                                    (Unaudited)
                                                                   (In thousands)

Balance at September
   30, 1995                $        46    $     8,698     $    18,674    $   (2,598)    $       - -    $    24,820
Exercise of stock
   options                         - -            - -           (863)            970            - -            107
Issuance of shares
     in acquisition
     of Coastal Federal
  Mortgage                         - -            - -            (67)            443            - -            376
Cash paid for
  fractional shares                - -            - -            (17)            - -            - -           (17)
Cash dividends                     - -            - -         (1,433)            - -            - -        (1,433)
Unrealized gain on
  securities available
  for sale, net of
  income taxes                     - -            - -             - -            - -            107            107
Net income                         - -            - -           3,721            - -            - -          3,721
                           -----------    -----------     -----------    -----------    -----------    -----------

Balance at September
  30, 1996                 $        46    $     8,698     $    20,015    $   (1,185)    $       107    $    27,681
Exercise of stock
  options                          - -            - -           (581)            724            - -            143
Cash dividends                     - -            - -           (769)            - -            - -          (769)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes                     - -            - -             - -            - -          (173)          (173)
Net income                         - -            - -           2,654            - -            - -          2,654
                           -----------    -----------     -----------    -----------    -----------    -----------

Balance at March
   30, 1997                $        46    $     8,698     $    21,319    $     (461)    $      (66)    $    29,536
                            ==========     ==========      ==========          =====     ==========     ==========


                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1996, included in the Company's 1996 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank ("the Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                     September 30,     March 31,
                                                         1996            1997
                                                      ---------       ---------
                                                             (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 224,570       $ 230,734
   Other, primarily commercial
    real estate ................................         64,181          73,753
   Construction loans ..........................         34,566          31,488
Consumer and commercial loans:
   Installment consumer loans ..................         28,600          25,829
   Mobile home loans ...........................          1,103           1,426
   Deposit account loans .......................            436           1,074
   Equity lines of credit ......................         12,441          13,109
   Commercial and other loans ..................         26,946          24,824
                                                      ---------       ---------
                                                        392,843         402,237
Less:
   Allowance for loan losses ...................          4,172           4,477
   Deferred loan fees (costs) ..................           (286)           (378)
   Undisbursed portion of loans in process .....         18,589          15,861
                                                      ---------       ---------
                                                      $ 370,368       $ 382,277
                                                      =========       =========

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)  LOANS RECEIVABLE, NET (CONTINUED)

The changes in the allowance for loan losses consist of the following for the six months ended:

                                                              March 31,
                                                      1996                1997
                                                     -------            -------
                                                              (Unaudited)
                                                            (In thousands)
Beginning allowances .....................           $ 3,578            $ 4,172
Provision for loan losses ................               340                375
Loan recoveries ..........................                11                 43
Loan charge-offs .........................               (73)              (113)
                                                     -------            -------

Ending allowance .........................           $ 3,856            $ 4,477
                                                     =======            =======

(3)  DEPOSITS

Deposits consist of the following:

                                     September 30, 1996             March 31, 1997
                                  ------------------------     -----------------------
                                                  Weighted                    Weighted
                                   Amount           Rate        Amount           Rate
                                  --------          ----       --------          ----

                                                       (Unaudited)
                                                      (In thousands)
Transaction accounts .......      $140,577          3.24%      $151,255          3.34%
Passbook accounts ..........        42,840          2.66         38,890          2.60
Certificate accounts .......       130,013          5.64        142,048          5.71
                                  --------          ----       --------          ----
                                  $313,430          4.12%      $332,193          4.25%
                                  ========          ====       ========          ====

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                     September 30, 1996             March 31, 1997
                                  ------------------------     -----------------------
                                                Weighted                     Weighted
                                    Amount        Rate        Amount           Rate
                                   --------       ----       --------          ----

                                                       (Unaudited)
                                                      (In thousands)
1 year                            $ 54,404       5.68 %      $ 41,506           6.12%
2 years                             20,120       5.90           3,898           5.30
3 years                             13,105       6.35          20,577           6.35
4 years                              6,861       6.46           1,926           6.47
5 years and thereafter              10,063       6.90          18,037           6.68
                                  --------       ----        --------           ----
                                  $104,553       5.97%       $ 85,944           6.26%
                                  ========       ====          ======           ====

At September 30, 1996, and March 31, 1997, the Bank had pledged first mortgage loans with unpaid balances of approximately $223.4 million and $216.7 million, respectively, as collateral for FHLB advances.

(5)  EARNINGS PER SHARE

Earnings per share for the three and six month periods ended March 31, 1996 and 1997, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.


(6)  COMMON STOCK DIVIDENDS

On May 30, 1995, the Company declared a 5% common stock dividend aggregating 102,003 shares. On January 9, 1996 and June 20, 1996, the Company declared a five for four stock split in the form of a 25% stock dividend, aggregating approximately 542,000 and 687,000 shares respectively. On April 30, 1997, the Company declared a four for three stock split in the form of a 33% stock dividend, aggregating approximately 1,160,000 shares. All share and per share data has been retroactively restated to give effect to the common stock dividends.

PART 1.  FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
DISCUSSION OF FINANCIAL CONDITION CHANGES
FROM SEPTEMBER 30, 1996 TO MARCH 31, 1997

GENERAL

The Company reported $2.7 million in net earnings for the six months ended March 31, 1997, compared to net earnings of $2.2 million for the six months ended March 31, 1996. Net interest income increased $1.0 million primarily as a result of an increase in interest income of $1.2 million which was offset by an increase in interest expense of $220,000. Provision for loan losses increased from $340,000 for the six months ended March 31, 1996, to $350,000 for the six months ended March 31, 1997. Other income increased from $2.1 million for the six months ended March 31, 1996, to $2.3 million for the six months ended March 31, 1997. General and administrative expenses increased from $5.7 million for the six months ended March 31, 1996, to $6.4 million for the six months ended March 31, 1997.

Liquid assets, consisting of cash, interest-bearing deposits, and investment securities available for sale, increased from $38.3 million at September 30, 1996, to $40.2 million at March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency Securities and other investments generally having maturities of five years or less. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is equal to 5% of such amount. Short-term liquid assets must be 1.0% of the liquidity base.

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The Company's liquidity was 8.0% and 6.6% at September 30, 1996, and March 31, 1997, respectively as calculated in accordance with OTS regulations.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales.

The principal use of cash flows is the origination of loans receivable. The Company originated loans receivable of $89.8 million for the six months ended March 31, 1996, compared to $77.9 million for the six months ended March 31, 1997. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $57.6 million

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

LIQUIDITY AND CAPITAL RESOURCES- CONTINUED

and $52.7 million for the six month periods ended March 31, 1996 and 1997, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the six month period ended March 31, 1996, the Company sold $19.0 million in mortgage loans compared to $19.7 million sold for the six month period ended March 31, 1997.

The Bank experienced an increase of $18.8 million in deposits for the six month period ended March 31, 1997, primarily as a result of increased certificate of deposit growth. During fiscal 1997, the Company funded a portion of its loan growth and increase in securities available for sale with advances from the FHLB and reverse repurchase agreements.

At March 31, 1997, the Company had commitments to originate $3.9 million in mortgage loans, and $29.8 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At March 31, 1997, the Company had $117.1 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at March 31, 1997, the Company had pledged first mortgage loans in the amount of $216.7 million to the FHLB which could support approximately $76.6 million in additional advances.

As a condition of deposit insurance, current Federal Deposit Insurance Corporation(FDIC) regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital is approximately $29.3 million at March 31, 1997, exceeding tangible and core capital requirements by $22.0 million and $14.8 million, respectively. At March 31, 1997, the Bank's risk-based capital of approximately $32.7 million exceeded its current risk-based capital requirement by $8.8 million. (For further information see Regulatory Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

GENERAL

Net income increased from $1.2 million for the three months ended March 31, 1996, to $1.4 million for three months ended March 31, 1997, or 17.8%. Net interest income increased $485,000 primarily as a result of an increase of $652,000 in interest income offset by a $167,000 increase in interest expense. Provision for loan losses decreased from $225,000 for three months ended March 31, 1996, to $120,000 for the three months ended March 31, 1997. Other income decreased $113,000 primarily as a result of decreased income from the subsidiary companies.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

INTEREST INCOME

Interest income for the three months ended March 31, 1997, increased to $9.2 million as compared to $8.6 million for the three months ended March 31, 1996. The earning asset yield for the three months ended March 31, 1997, was 8.45% compared to a yield of 8.48% for the three months ended March 31, 1996. The average yield on loans receivable for the three months ended March 31, 1997, was 8.66% compared to 8.58% for the three months ended March 31, 1996. The increase in yield primarily resulted from repricing of adjustable-rate mortgage loans as a result of higher general market rates during fiscal year 1997. The yield on investments increased to 6.69% for the three months ended March 31, 1997, from 6.55% for the three months ended March 31, 1996. Total average interest-earning assets were $440.6 million for the quarter ended March 31, 1997, as compared to $409.8 million for the quarter ended March 31, 1996.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $4.9 million for the three months ended March 31, 1997, as compared to $4.7 million for March 31, 1996. The average cost of deposits for the three months ended March 31, 1997, was 4.14% compared to 4.03% for the three months ended March 31, 1996. As a result of a greater portion of the Bank's balance sheet being funded by lower cost of deposits, rather than outside borrowings, the cost on interest-bearing liabilities was 4.51% for the three months ended March 31, 1997, as compared to 4.68% for the three months ended March 31, 1996. The cost on FHLB advances and reverse repurchase agreements was 5.79% and 5.50%, respectively, for the three months ended March 31, 1997. For the three months ended March 31, 1996, the cost was 6.27% and 5.45% respectively. Total average interest-bearing liabilities increased from $398.3 million at March 31, 1996 to $426.1 million at March 31, 1997.

NET INTEREST INCOME

Net interest income was $4.4 million for the three months ended March 31, 1997, as compared to $3.9 million for the three months ended March 31, 1996. The net interest margin increased to 3.94% for the three months ended March 31, 1997, from 3.80% for the three months ended March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $225,000 for the period ended March 31, 1996, to $120,000 for the three months ended March 31, 1997. For the three months ended March 31, 1997, net charge-offs were $45,000 compared to net charge-offs of $53,000 for the three months ended March 31, 1996. The allowance for loan losses as a percentage of total loans was 1.16% at March 31, 1997, compared to 1.11% at September 30, 1996. Loans delinquent 90 days or more were
 .20% of total loans at March 31, 1997, compared to .12% at September 30, 1996. The allowance for loan losses was 590% of loans delinquent more than 90 days at March 31, 1997, as compared to 938% at September 30, 1996. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

OTHER INCOME

For the three months ended March 31, 1997, other income decreased 10.0% to $1.0 million compared to $1.1 million for the three months ended March 31, 1996. Losses from real estate owned were $18,000 for the quarter ended March 31, 1997, compared to income of $55,000 for the quarter ended March 31, 1996. Gain on sale of loans was $175,000 for the three months ended March 31, 1997 compared to $318,000 for the three months ended March 31, 1996. This is primarily attributable to lower volume in the Coastal Federal Mortgage subsidiary. These were partially offset by increased fees & services charges of $86,000.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $3.0 million for the three months ended March 31, 1996, to $3.1 million for the three months ended March 31, 1997. Other expenses were $715,000 for the quarter ended March 31, 1997, compared to $473,000 for the quarter ended March 31, 1996. This is primarily attributable to increased marketing expenses of $95,000, expenses related to checking accounts of $29,000 and miscellaneous expenses of $27,000. The increase in other expenses were partially offset by lower FDIC premiums of $106,000 as a result of the recapitalization of the SAIF during 1996. As a result of the recapitalization the Company's deposit insurance premiums decreased from .23% of insured deposits to .065% of insured deposits.

INCOME TAXES

Income taxes increased from $676,000 for the three months ended March 31, 1996, to $790,000 for the three months ended March 31, 1997, as a result of increased income before taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997

GENERAL

Net income increased from $2.2 million for the six months ended March 31, 1996, to $2.7 million for six months ended March 31, 1997, or 19.2%. Net interest income increased $1.0 million primarily as a result of an increase in interest income of $1.2 million offset by an increase of $220,000 in interest expense. Provision for loan losses increased from $340,000 for six months ended March 31, 1996, to $350,000 for the six months ended March 31, 1997. Other income increased $266,000. General and administrative expenses increased $623,000.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

INTEREST INCOME

Interest income for the six months ended March 31, 1997, increased to $18.2 million as compared to $17.0 million for the six months ended March 31, 1996. The earning asset yield for the six months ended March 31, 1997, was 8.43% compared to a yield of 8.52% for the six months ended March 31, 1996. The average yield on loans receivable for the six months ended March 31, 1997, was 8.63% compared to 8.61% for the six months ended March 31, 1996. The yield on investments increased to 6.72% for the six months ended March 31, 1997, from 6.41% for the six months ended March 31, 1996. Total average earning assets were $436.2 million for the six month period ended March 31, 1997, as compared to $402.5 million for the six month period ended March 31, 1996.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $9.7 million for the six months ended March 31, 1997, as compared to $9.4 million for the six months ended March 31, 1996. The average cost of deposits for the six months ended March 31, 1997, was 4.16% compared to 4.18% for the six months ended March 31, 1996. As a result of a greater portion of the balance sheet being funded by lower cost deposit accounts rather than advances and other borrowings, the cost of interest-bearing liabilities was 4.48% for the six months ended March 31, 1997, as compared to 4.80% for the six months ended March 31, 1996. Total average interest-bearing liabilities increased from $392.1 million at March 31, 1996 to $429.1 million at March 31, 1997.

NET INTEREST INCOME

Net interest income was $8.6 million for the six months ended March 31, 1997, as compared to $7.5 million for the six months ended March 31, 1996. The net interest margin increased to 3.95% for the six months ended March 31, 1997, from 3.72% for the six months ended March 31, 1996. Since the majority of the Company's assets are adjustable rate mortgage loans which reprice annually versus many of the Company's liabilities which reprice more quickly, the Company may experience a decrease in its interest rate spread should interest rates increase rapidly.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $340,000 for the period ended March 31, 1996, to $350,000 for the six months ended March 31, 1997. For the six months ended March 31, 1997, net charge-offs were $70,000 compared to net charge-offs of $62,000 for the six months ended March 31, 1996. The allowance for loan losses as a percentage of total loans was 1.16% at March 31, 1997, compared to 1.11% at September 30, 1996. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

OTHER INCOME

For the six months ended March 31, 1997, other income increased 12.9% to $2.3 million compared to $2.1 million for the six months ended March 31, 1996. Fees & service charges for the six months ended March 31, 1996 were $645,000 compared to $843,000 for the six months ended March 31, 1997. Income from real estate held for investment increased by $209,000 when comparing the two periods. This is the result of a land sale that occurred in the first quarter of fiscal 1997. Other income increased from $750,000 for the six months ended March 31, 1996 compared to $853,000 for the six months ended March 31, 1997, primarily from an increase of $96,000 in ATM & debit card fees. These were partially offset by decreased gain on sale of loans of $194,000 & increased losses from real estate owned of $92,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $5.7 million for the six months ended March 31, 1996, to $6.4 million for the six months ended March 31, 1997. Salaries and employee benefits increased $274,000, or 8.9%. Net occupancy, furniture and fixtures and data processing expense increased $91,000. Other expense was $1.0 million for the six months ended March 31, 1996, compared to $1.4 million for the six months ended March 31, 1997. This is primarily due to increased marketing expense of $79,000, checking related expenses of $102,000, ATM & debit card expenses of $38,000, legal fees of $18,000 and miscellaneous expenses of $39,000. These were partially offset by lower FDIC premiums of $126,000.

INCOME TAXES

Income taxes increased from $1.3 million for the six months ended March 31, 1996, to $1.5 million for the six months ended March 31, 1997, as a result of increased income before taxes.

REGULATORY MATTERS

Under the FDICIA prompt corrective action provisions applicable to banks, to be categorized as well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subect to a capital directive order.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

REGULATORY MATTERS - CONTINUED

                                                                                                            Categorized as "Well
                                                                                                             Capitalized" Under
                                                                           For Capital                        Prompt Corrective
                                            Actual                       Adequacy Purposes                    Action Provision
                                   ----------------------           -------------------------             ------------------------
                                    Amount         Ratio            Amount              Ratio             Amount             Ratio
                                    ------         -----            ------              -----             ------             -----
As of March 31, 1997:
 Total Capital:                    $32,709         10.95%           $32,709             8.00%             $29,872            10.00%
   (To Risk Weighted Assets)

 Tier 1 Capital:                   $29,259          9.79%           $29,259             N/A               $17,923             6.00%
   (To Risk Weighted Assets)

 Tier 1 Capital:                   $29,259          6.06%           $29,259             3.00%             $24,135             5.00%
   (To Total Assets)

 Tangible Capital:                 $29,259          6.06%           $29,259             1.50%             $24,135              N/A
   (To Total Assets)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" which is effective prospectively for fiscal years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. Based upon the Company's present mortgage lending operations, this statement did not have a material effect on the Company.

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

PART 1. FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement will become effective for transactions occurring after December 31, 1996 and supersedes SFAS No. 122. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on its balance sheet all assets it controls and liabilities it has incurred. The entity would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The adoption of this standard did not have a material effect on the Company's financial statements in fiscal 1997.

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

FORWARD LOOKING STATEMENTS

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or befiefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets and general changes in economy (particularly in the markets served by the Company).

PART 2.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings

The Bank was a defendant in two significant lawsuits as summarized below.

The first action commenced on August 9, 1993, and the Plaintiff is seeking approximately $400,000 in damages. The Plaintiff contended that the Bank breached its fiduciary duties in handling of their accounts. The Bank defended this suit and was found without damages on October 28, 1996 by the South Carolina Circuit Court. The Plaintiff appealed this lawsuit on November 12, 1996. On February 11, 1997 the appeal of this lawsuit was denied.

The second lawsuit involves a wholly-owned subsidiary of Coastal Mortgage Bankers & Realty Company, Inc. An answer to this suit was filed on October 29, 1993 on behalf of the Joint Venture. The Plaintiff's complaint was amended to add additional Defendants on June 25, 1994. The Plaintiff alleged construction deficiencies and was seeking damages in excess of $15.0 million. A subsidiary of the Bank is a one-third owner in the joint venture company which was being sued. On April 11, 1997 this lawsuit was settled and did not have a material adverse effect on the Company.


Item 2.  Changes In Securities

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual stockholders meeting held on January 27, 1997, the following items were ratified.

     (a) The election of directors of all nominees: J.T. Clemmons, G. David Bishop, Samuel A. Smart and James H. Dusenbury.

A total of 3,447,187 votes were entitled to be cast. Votes for Bishop were 2,821,396 with 6,024 withheld; votes for J. T. Clemmons were 2,823,082 with 4,337 withheld; votes for Samuel A. Smart were 2,826,579 with 840 withheld; James H. Dusenbury were 2,826,579 with 8410 votes withheld.

J. T. Clemmons, G. David Bishop, and Samuel A. Smart are directors whose terms continued after the meeting. New Director, James H. Dusenbury was elected.

     (b)Ratification of an amendment to Coastal Financial Corporation's 1990 Stock Option and Incentive Plan.

A total of 3,447,187 votes were entitled to be cast. Votes for the Plan were 2,792,865 and votes against were 23,621 and votes abstained were 10,933.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 5.  Other Information

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

                  3  (a)   Certificate of Incorporation of Coastal Financial
                           Corporation*

                  3  (b)   Bylaws of Coastal Financial Corporation*

                  10 (a)   Employment Agreement with Michael C. Gerald**

                     (b)   Employment Agreement with Jerry L. Rexroad**

                     (c)   Employment Agreement with Phillip G. Stalvey**

                     (d)   Employment Agreement with Allen W. Griffin**

                     (e)   Employment Agreement with Jimmy R. Graham**

                     (f)   Employment Agreement with Richard L. Granger**

                     (g)   Employment Agreement with Robert S. O'Harra**

                     (h)   1990 Stock Option Plan**

                     (i)   Directors Performance Plan***

                  27                Financial Data Schedule

     (b) The Company did not file any current reports on Form 8-K during the quarter under report.

-------------

* Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

** Incorporated by reference to 1995 Form 10K filed with the Securities and Exchange Commission on December 29, 1995.

*** Incorporated by reference to the proxy statement for the 1997 Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          COASTAL FINANCIAL CORPORATION


Date                                       /s/Michael C. Gerald
                                           --------------------
                                           Michael C. Gerald
                                           President and Chief Executive Officer


Date                                       /s/Jerry L. Rexroad
                                           -------------------
                                           Jerry L.Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer