Form 10-Q
period 1997-06-30
COASTAL FINANCIAL CORP /DE
filed 1997-08-13
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1997

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

                           YES    [ X ]        NO    [   ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of (June 30, 1997).

Common Stock $.01 Par Value Per Share                         4,640,751 Shares
--------------------------------------------------------------------------------
(Class)                                                           (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

PART 1-      Consolidated Financial Statements

Item
       1.    Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1996 and June 30, 1997

             Consolidated Statements of Operations for the three months ended June 30, 1996 and 1997

             Consolidated Statements of Operations for the nine months ended June 30, 1996 and 1997

             Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1997

             Consolidated Statements of Stockholders' Equity

             Notes to Consolidated Financial Statements

       2.    Management's Discussion and Analysis of
             Financial Condition

       3. Management's Discussion and Analysis of Operations for the three months ended June 30, 1996 and 1997

       3. Management's Discussion and Analysis of Operations for the nine months ended June 30, 1996 and 1997

Part II - Other Information

Item
       1.    Legal Proceedings

       2.    Changes in Securities

       3.    Default Upon Senior Securities

       4.    Submission of Matters to a Vote of Securities Holders

       5.    Other Materially Important Events

       6.    Exhibits and Reports on Form 8-K

Signatures

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,     June 30,
                                                           1996           1997
                                                       ---------      ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ....................     $  15,639      $  14,057
Short-term interest-bearing deposits .............         5,222          2,597
Investment securities held to maturity
   (market value of $332 at September 30, 1996....           330           --
Investment securities available for sale .........        17,141         29,330
Mortgage-backed securities available for sale ....        27,029         42,939
Loans receivable (net of allowance for
   loan losses of $4,172 at September 30,
   1996 and $4,600 at June 30, 1997) .............       370,368        389,423
Loans receivable held for sale ...................         6,803          5,332
Real estate acquired through foreclosure .........           323            545
Office property and equipment, net ...............         5,736          5,981
Federal Home Loan Bank stock, at cost ............         5,228          4,737
Accrued interest receivable on loans .............         2,444          2,965
Accrued interest receivable on investments .......           526            880
Other assets and deferred charges ................         2,923          3,975
                                                       ---------      ---------
                                                       $ 459,712      $ 502,761
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits .........................................     $ 313,430      $ 331,996
Securities sold under agreements to
   repurchase ....................................         5,333         40,256
Advances from Federal Home Loan Bank .............       104,553         92,329
Drafts outstanding ...............................         1,922          1,046
Advances by borrowers for property taxes
  and insurance ..................................         1,435          1,103
Accrued interest payable .........................           798            848
Other liabilities ................................         4,560          4,159
                                                       ---------      ---------
  Total liabilities ..............................       432,031        471,737
                                                       ---------      ---------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(CONTINUED)

                                                      September 30,     June 30,
                                                           1996           1997
                                                       ---------      ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued .......................          --             --
Common stock, $.01 par value, 5,000,000
   shares authorized;  4,589,007 shares at
   September 30, 1996 and 4,640,751 shares
   at June 30, 1997 issued and outstanding .......            46             46
Additional paid-in capital .......................         8,698          8,698
Retained earnings ................................        20,015         22,351
Treasury stock, at cost (54,161 and 15,543
  shares, respectively) ..........................        (1,185)          (390)
Unrealized gain (loss) on securities available
  for sale, net of income taxes ..................           107            319
                                                       ---------      ---------
  Total stockholders' equity .....................        27,681         31,024
                                                       ---------      ---------
                                                       $ 459,712      $ 502,761
                                                       =========      =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

                                                         1996            1997
                                                     -----------     -----------
                                                             (Unaudited)
                                                        (Dollars in thousands)
Interest income:
   Loans receivable ............................     $     7,890     $     8,542
   Investment securities .......................             235             513
   Mortgage-backed securities ..................             546             713
   Other .......................................              77              38
                                                     -----------     -----------
   Total interest income .......................           8,748           9,806
                                                     -----------     -----------

Interest expense:
   Deposits ....................................           2,833           3,410
   Securities sold under agreement to
     repurchase ................................             101             523
   Advances from Federal Home Loan Bank ........           1,727           1,280
                                                     -----------     -----------
   Total interest expense ......................           4,661           5,213
                                                     -----------     -----------
   Net interest income .........................           4,087           4,593
Provision for loan losses ......................             300             190
                                                     -----------     -----------
   Net interest income after provision
     for loan losses ...........................           3,787           4,403
                                                     -----------     -----------

Other income:
   Fees and service charges ....................             379             367
   Income (loss) from real estate owned ........             183             (33)
   Income from real estate held for investment .              79            --
   Gain on sale of loans receivable, net .......             212             225
   Gain on sale of securities available for sale            --                 3
   Other income ................................             438             432
                                                     -----------     -----------
                                                           1,291             994
                                                     -----------     -----------

General and administrative expenses:
   Salaries and employee benefits ..............           1,578           1,714
   Net occupancy, furniture and fixtures
     and data processing expense ...............             722             677
   FDIC insurance premium ......................             156              52
   Other expenses ..............................             659             556
                                                     -----------     -----------
                                                           3,115           2,999
                                                     -----------     -----------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
(CONTINUED)

                                                         1996            1997
                                                     -----------     -----------
                                                             (Unaudited)
                                                        (Dollars in thousands)

Earnings before income taxes ...................           1,963           2,398

Income taxes ...................................             729             882
                                                     -----------     -----------

Net income .....................................     $     1,234     $     1,516
                                                     ===========     ===========

Earnings per common share ......................     $       .26     $       .31
                                                     ===========     ===========

Weighted average common equivalent
  shares outstanding ...........................       4,797,000       4,898,000
                                                     ===========     ===========

Dividends per share ............................     $      .075     $       .09
                                                     ===========     ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997

                                                      1996              1997
                                                   -----------      -----------
                                                           (Unaudited)
                                                      (Dollars in thousands)
Interest income:
   Loans receivable ..........................     $    23,636      $    24,939
   Investment securities .....................             451            1,123
   Mortgage-backed securities ................           1,259            1,761
   Other .....................................             387              209
                                                   -----------      -----------
   Total interest income .....................          25,733           28,032
                                                   -----------      -----------

Interest expense:
   Deposits ..................................           8,621           10,116
   Securities sold under agreement to
     repurchase ..............................             228              854
   Advances from Federal Home Loan Bank ......           5,254            3,906
                                                   -----------      -----------
   Total interest expense ....................          14,103           14,876
                                                   -----------      -----------
   Net interest income .......................          11,630           13,156
Provision for loan losses ....................             640              540
                                                   -----------      -----------
   Net interest income after provision
     for loan losses .........................          10,990           12,616
                                                   -----------      -----------

Other income:
   Fees and service charges ..................           1,023            1,209
   Income (loss) from real estate owned ......             201             (106)
   Income from real estate held for investment             148              278
   Gain on sale of loans receivable, net .....             809              628
   Gain (loss) on sale of securities
    available for sale .......................             (12)              33
   Other income ..............................           1,189            1,287
                                                   -----------      -----------
                                                         3,358            3,329
                                                   -----------      -----------

General and administrative expenses:
   Salaries and employee benefits ............           4,641            5,051
   Net occupancy, furniture and fixtures
     and data processing expense .............           2,086            2,133
   FDIC insurance premium ....................             461              231
   Other expenses ............................           1,674            1,955
                                                   -----------      -----------
                                                         8,862            9,370
                                                   -----------      -----------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997
(CONTINUED)

                                                      1996              1997
                                                   -----------      -----------
                                                           (Unaudited)
                                                      (Dollars in thousands)
Earnings before income taxes .................           5,486            6,575

Income taxes .................................           2,027            2,405
                                                   -----------      -----------

Net income ...................................     $     3,459      $     4,170
                                                   ===========      ===========

Earnings per common share ....................     $       .72      $       .86
                                                   ===========      ===========

Weighted average common equivalent
  shares outstanding .........................       4,781,000        4,865,000
                                                   ===========      ===========

Dividends per share ..........................     $      .225      $       .24
                                                   ===========      ===========






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997
                                                                       1996           1997
                                                                   ---------      ---------
                                                                          (Unaudited)
                                                                         (In thousands)
Cash flows from operating activities:
  Net earnings ...............................................     $   3,459      $   4,170
  Adjustments to reconcile net earnings
       to net cash provided by (used in) operating activities:
       Income from real estate
        held for investment ..................................          (148)          (278)
       Depreciation ..........................................           540            643
       Provision for loan losses .............................           640            540
Origination of loans receivable
         held for sale .......................................       (34,600)       (29,652)
Proceeds from sales of loans receivable
         held for sale .......................................        31,366         31,123
(Increase) decrease in:
      Other assets and deferred charges ......................        (1,277)        (1,052)
      Accrued interest receivable ............................          (952)          (875)
Increase (decrease) in:
      Accrued interest payable ...............................           (14)            50
      Other liabilities ......................................           628           (401)
                                                                   ---------      ---------
        Net cash provided by (used in)
             operating activities ............................          (358)         4,268
                                                                   ---------      ---------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ....................................       (21,535)       (20,023)
  Proceeds from sales of investment
       securities available for sale .........................         7,000          2,399
 Proceeds from maturities of investment
      securities available for sale ..........................         1,000          5,936
 Proceeds from maturities of mortgage-backed
      securities available for sale ..........................          --              949
  Purchases of mortgage-backed securities
       available for sale ....................................       (10,686)       (24,636)
 Proceeds from sales of mortgage-backed
       securities available for sale .........................         8,068          4,712
  Origination of loans receivable, net .......................       (95,238)      (103,523)
  Purchase of loans receivable ...............................       (12,448)        (3,065)
  Principal collected on loans receivable
       and mortgage-backed securities, net ...................        76,356         89,517
  Proceeds from sale of real estate
       acquired through foreclosure, net .....................           946            135
  Purchases of office properties and
      equipment ..............................................          (787)          (888)
  Purchases of FHLB stock, net ...............................        (1,508)           491
  Other investing activities, net ............................            96             51
                                                                   ---------      ---------
      Net cash used in
             investing activities ............................       (48,736)       (47,945)
                                                                   ---------      ---------

PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997
(CONTINUED)

                                                         1996             1997
                                                      ---------       ---------
                                                              (Unaudited)
                                                            (In thousands)
Cash flows from financing activities:
  Increase in deposits, net ....................      $  18,795       $  18,566
  Increase in securities sold
   under agreement to repurchase, net ..........          3,188          34,923
  Proceeds from FHLB advances ..................         75,850         122,470
  Repayment of FHLB advances ...................        (48,352)       (134,694)
  Decrease in advance payments by borrowers
     for property taxes and insurance ..........           (509)           (332)
  Decrease in drafts outstanding, net ..........           (801)           (876)
  Dividend to stockholders .....................         (1,059)         (1,198)
  Other financing activities, net ..............            281             611
                                                      ---------       ---------
  Net cash provided by financing activities ....         47,393          39,470
                                                      ---------       ---------

Net decrease
   in cash and cash equivalents ................         (1,701)         (4,207)
                                                      ---------       ---------
Cash and cash equivalents at beginning
  of the period ................................         11,201          20,861
                                                      ---------       ---------
Cash and cash equivalents at end
  of the period ................................      $   9,500       $  16,654
                                                      =========       =========

Supplemental information:
  Interest paid ................................      $  25,747       $  14,826
                                                      =========       =========

  Income taxes paid ............................      $   2,237       $   1,410
                                                      =========       =========

Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure ..............      $     471       $     357
                                                      =========       =========

Collateralization of mortgage loans to FHLMC
     participation certificates ................      $  19,366       $    --
                                                      =========       =========

Transfer of investment securities held to
    maturity to available for sale .............      $  14,775       $    --
                                                      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Additional                                                      Total
                             Common         Paid-In        Retained       Treasury                    Stockholders'
                              Stock         Capital        Earnings         Stock          Other          Equity
                           -----------    -----------     -----------    -----------    -----------    -----------
                                                                  (Unaudited)
                                                                 (In thousands)
Balance at September
   30, 1995                $        46    $     8,698     $    18,674    $   (2,598)    $       - -    $    24,820
Exercise of stock
   options                         - -            - -           (863)            970            - -            107
Issuance of shares
     in acquisition
     of Coastal Federal
  Mortgage                         - -            - -            (67)            443            - -            376
Cash paid for
  fractional shares                - -            - -            (17)            - -            - -           (17)
Cash dividends                     - -            - -         (1,433)            - -            - -        (1,433)
Unrealized gain on
  securities available
  for sale, net of
  income taxes                     - -            - -             - -            - -            107            107
Net income                         - -            - -           3,721            - -            - -          3,721
                           -----------    -----------     -----------    -----------    -----------    -----------

Balance at September
  30, 1996                 $        46    $     8,698     $    20,015    $   (1,185)    $       107    $    27,681
Exercise of stock
  options                          - -            - -           (636)            795            - -            159
Cash dividends                     - -            - -         (1,198)            - -            - -        (1,198)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes                     - -            - -             - -            - -            212          (212)
Net income                         - -            - -           4,170            - -            - -          4,170
                           -----------    -----------     -----------    -----------    -----------    -----------

Balance at June
   30, 1997                $        46    $     8,698     $    22,351    $     (390)    $       319    $    31,024
                            ==========     ==========      ==========          =====     ==========     ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1.  FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1996, included in the Company's 1996 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank ("the Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                     September 30,     June 30,
                                                          1996           1997
                                                      ---------       ---------
                                                              (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 228,192       $ 232,409
   Other, primarily commercial
    real estate ................................         66,335          77,822
   Construction loans ..........................         34,566          38,870
Consumer and commercial loans:
   Installment consumer loans ..................         28,600          30,772
   Mobile home loans ...........................          1,103           1,401
   Deposit account loans .......................            436           1,211
   Equity lines of credit ......................         12,441          13,736
   Commercial and other loans ..................         21,170          17,995
                                                      ---------       ---------
                                                        392,843         414,216
Less:
   Allowance for loan losses ...................          4,172           4,600
   Deferred loan fees (costs) ..................           (286)           (370)
   Undisbursed portion of loans in process .....         18,589          20,563
                                                      ---------       ---------
                                                      $ 370,368       $ 389,423
                                                      =========       =========

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                              June 30,
                                                       1996               1997
                                                     -------            -------
                                                            (Unaudited)
                                                          (In thousands)
Beginning allowances .....................           $ 3,578            $ 4,173
Provision for loan losses ................               640                540
Allowance on acquired loans ..............              --                   25
Loan recoveries ..........................                70                 57
Loan charge-offs .........................              (251)              (195)
                                                     -------            -------

Ending allowance .........................           $ 4,037            $ 4,600
                                                     =======            =======


PART 1.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)  DEPOSITS

Deposits consist of the following:

                                    September 30, 1996            June 30, 1997
                                  ---------------------     ------------------------
                                               Weighted                     Weighted
                                    Amount       Rate         Amount          Rate
                                  --------       ----       --------          ----
                                                   (Unaudited)
                                                 (In thousands)
Transaction accounts .......      $140,577       3.24%      $155,150          3.26%
Passbook accounts ..........        42,840       2.66         37,790          2.64
Certificate accounts .......       130,013       5.64        139,056          5.67
                                  --------       ----       --------          ----
                                  $313,430       4.12%      $331,996          4.19%
                                  ========       ====       ========          ====

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 1996           June 30, 1997
                                  ---------------------    ------------------------
                                               Weighted                    Weighted
                                   Amount        Rate        Amount          Rate
Maturing within:                                    (Unaudited)
                                                   (In thousands)
1 year .....................      $ 54,404       5.68%     $ 58,400          5.96%
2 years ....................        20,120       5.90        15,505          6.28
3 years ....................        13,105       6.35         5,661          6.21
4 years ....................         6,861       6.46         3,746          6.44
5 years and thereafter .....        10,063       6.90         9,017          6.87
                                  --------       ----      --------          ----
                                  $104,553       5.97%     $ 92,329          6.15%
                                  ========       ====      ========          ====

At September 30, 1996, and June 30, 1997, the Bank had pledged first mortgage loans with unpaid balances of approximately $223.4 million and $217.2 million, respectively, as collateral for FHLB advances.

(5)  EARNINGS PER SHARE

Earnings per share for the three and nine month periods ended June 30, 1996 and 1997, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.

(6)  COMMON STOCK DIVIDENDS

On May 30, 1995, the Company declared a 5% common stock dividend aggregating 102,003 shares. On January 9, 1996 and June 20, 1996, the Company declared a five for four stock splits in the form of a 25% stock dividends, aggregating approximately 542,000 and 687,000 shares, respectively. On April 30, 1997, the Company declared a four for three stock split in the form of a 33% stock dividend, aggregating approximately 1,160,000 shares. All share and per share data has been retroactively restated to give effect to the common stock dividends.

PART 1.  FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

DISCUSSION OF FINANCIAL  CONDITION  CHANGES FROM  SEPTEMBER 30, 1996 TO JUNE 30,
1997

GENERAL

The Company reported $4.2 million in net earnings for the nine months ended June 30, 1997, compared to net earnings of $3.5 million for the nine months ended June 30, 1996. Net interest income increased $1.5 million primarily as a result of an increase in interest income of $2.3 million which was offset by an increase in interest expense of $773,000. Provision for loan losses decreased from $640,000 for the nine months ended June 30, 1996, to $540,000 for the nine months ended June 30, 1997. Other income decreased from $3.4 million for the nine months ended June 30, 1996, to $3.3 million for the nine months ended June 30, 1997. General and administrative expenses increased from $8.9 million for the nine months ended June 30, 1996, to $9.4 million for the nine months ended June 30, 1997.

Liquid assets, consisting of cash, interest-bearing deposits, and investment securities available for sale, increased from $38.3 million at September 30, 1996, to $46.0 million at June 30, 1997.


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

The Company's liquidity was 8.0% and 7.0% at September 30, 1996, and June 30, 1997, respectively as calculated in accordance with OTS regulations.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales.

The principal use of cash flows is the origination of loans receivable. The Company originated loans receivable of $129.8 million for the nine months ended June 30, 1996, compared to $133.2 million for the nine months ended June 30, 1997. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $76.4 million and $89.5 million for the nine month periods ended June 30, 1996 and 1997, respectively. In addition, the Company sells certain loans in the secondary

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

LIQUIDITY AND CAPITAL RESOURCES- CONTINUED

market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the nine month period ended June 30, 1996, the Company sold $31.4 million in mortgage loans compared to $31.1 million sold for the nine month period ended June 30, 1997.

The Bank experienced an increase of $18.6 million in deposits for the nine month period ended June 30, 1997, primarily as a result of increased certificate of deposit growth. During fiscal 1997, the Company funded a portion of its loan growth and increase in securities available for sale with advances from the FHLB and reverse repurchase agreements.

At June 30, 1997, the Company had commitments to originate $3.6 million in mortgage loans, and $30.2 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At June 30, 1997, the Company had $113.7 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at June 30, 1997, the Company had pledged first mortgage loans in the amount of $217.4 million to the FHLB which could support approximately $70.6 million in additional advances.

As a condition of deposit insurance, current Federal Deposit Insurance Corporation(FDIC) regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital is approximately $30.4 million at June 30, 1997, exceeding tangible and core capital requirements by $22.9 million and $15.4 million, respectively. At June 30, 1997, the Bank's risk-based capital of approximately $33.9 million exceeded its current risk-based capital requirement by $9.1 million.
(For further information see Regulatory Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

GENERAL

Net income increased from $1.2 million for the three months ended June 30, 1996, to $1.5 million for three months ended June 30, 1997, or 22.9%. Net interest income increased $506,000 primarily as a result of an increase of $1.1 million in interest income offset by a $552,000 increase in interest expense. Provision for loan losses decreased from $300,000 for three months ended June 30, 1996, to $190,000 for the three months ended June 30, 1997. Other income decreased $297,000 primarily as a result of losses from real estate owned.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

INTEREST INCOME

Interest income for the three months ended June 30, 1997, increased to $9.8 million as compared to $8.7 million for the three months ended June 30, 1996. The earning asset yield for the three months ended June 30, 1997, was 8.51% compared to a yield of 8.34% for the three months ended June 30, 1996. The average yield on loans receivable for the three months ended June 30, 1997, was 8.77% compared to 8.44% for the three months ended June 30, 1996. The increase in yield primarily resulted from repricing of adjustable-rate mortgage loans as a result of higher general market rates during the second and third quarters of fiscal year 1997. The yield on investments increased to 6.90% for the three months ended June 30, 1997, from 6.55% for the three months ended June 30, 1996 as a result of higher general market rates. Total average interest-earning assets were $464.6 million for the quarter ended June 30, 1997, as compared to $424.9 million for the quarter ended June 30, 1996.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $5.2 million for the three months ended June 30, 1997, as compared to $4.7 million for June 30, 1996. As a result of increased general market rates, the average cost of deposits for the three months ended June 30, 1997, was 4.13% compared to 3.95% for the three months ended June 30, 1996. The cost on interest-bearing liabilities was 4.60% for the three months ended June 30, 1997, as compared to 4.52% for the three months ended June 30, 1996. The cost of FHLB advances and reverse repurchase agreements was 5.96% and 5.69%, respectively, for the three months ended June 30, 1997. For the three months ended June 30, 1996, the cost was 5.86% and 5.75% respectively. Total average interest-bearing liabilities increased from $412.7 million at June 30, 1996 to $453.3 million at June 30, 1997.

NET INTEREST INCOME

Net interest income was $4.6 million for the three months ended June 30, 1997, as compared to $4.1 million for the three months ended June 30, 1996. The net interest margin increased to 4.02% for the three months ended June 30, 1997, from 3.82% for the three months ended June 30, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $300,000 for the period ended June 30, 1996, to $190,000 for the three months ended June 30, 1997. For the three months ended June 30, 1997, net charge-offs were $68,000 compared to net charge-offs of $119,000 for the three months ended June 30, 1996. The allowance for loan losses as a percentage of total loans was 1.17% at June 30, 1997, compared to 1.11% at September 30, 1996. Loans delinquent 90 days or more were
 .13% of total loans at June 30, 1997, compared to .12% at September 30, 1996. The allowance for loan losses was 905% of loans delinquent more than 90 days at June 30, 1997, as compared to 938% at September 30, 1996. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

OTHER INCOME

For the three months ended June 30, 1997, other income decreased 23.0% to $994,000 compared to $1.3 million for the three months ended June 30, 1996. Losses from real estate owned were $33,000 for the quarter ended June 30, 1997, compared to income of $183,000 for the quarter ended June 30, 1996. Additionally, income from real estate held for investment was $79,000 for the quarter ended June 30, 1996. There was no sales of real estate for the quarter ended June 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased from $3.1 million for the three months ended June 30, 1996, to $3.0 million for the three months ended June 30, 1997. Salaries and employee benefits increased slightly from $1.6 million for the three months ended June 30, 1996, to $1.7 million for the three months ended June 30, 1997. Net occupancy, furniture and fixtures and data processing expenses decreased $45,000 when comparing the two periods. FDIC insurance premiums were $156,000 for the quarter ended June 30, 1996, compared to $52,000 for the quarter ended June 30, 1997 as a result of the recapitalization of the SAIF during 1996. As a result of the recapitalization the Company's deposit insurance premiums decreased from .23% of insured deposits to .065% of insured deposits. Other expenses were $556,000 for the quarter ended June 30, 1997, compared to $659,000 for the quarter ended June 30, 1996.

INCOME TAXES

Income taxes increased from $729,000 for the three months ended June 30, 1996, to $882,000 for the three months ended June 30, 1997, as a result of increased income before taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997

GENERAL

Net income increased from $3.5 million for the nine months ended June 30, 1996, to $4.2 million for nine months ended June 30, 1997, or 20.6%. Net interest income increased $1.5 million primarily as a result of an increase in interest income of $2.3 million offset by an increase of $773,000 in interest expense. Provision for loan losses decreased from $640,000 for nine months ended June 30, 1996, to $540,000 for the nine months ended June 30, 1997. Other income increased $29,000. General and administrative expenses increased $508,000.

INTEREST INCOME

Interest income for the nine months ended June 30, 1997, increased to $28.0 million as compared to $25.7 million for the nine months ended June 30, 1996. The earning asset yield for the nine months ended June 30, 1997, was 8.44% compared to a yield of 8.45% for the nine months ended June 30, 1996. The

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997

INTEREST INCOME - CONTINUED

average yield on loans receivable for the nine months ended June 30, 1997, was 8.65% compared to 8.54% for the nine months ended June 30, 1996. The yield on investments increased to 6.80% for the nine months ended June 30, 1997, from 6.47% for the nine months ended June 30, 1996. Total average earning assets were $445.7 million for the nine month period ended June 30, 1997, as compared to $409.7 million for the nine month period ended June 30, 1996.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $14.9 million for the nine months ended June 30, 1997, as compared to $14.1 million for the nine months ended June 30, 1996. The average cost of deposits for the nine months ended June 30, 1997, was 4.15% compared to 4.10% for the nine months ended June 30, 1996. The cost of interest-bearing liabilities was 4.57% for the nine months ended June 30, 1997, as compared to 4.70% for the nine months ended June 30, 1996. Total average interest-bearing liabilities increased from $398.7 million at June 30, 1996 to $432.3 million at June 30, 1997.

NET INTEREST INCOME

Net interest income was $13.2 million for the nine months ended June 30, 1997, as compared to $11.6 million for the nine months ended June 30, 1996. The net interest margin increased to 3.87% for the nine months ended June 30, 1997, from 3.75% for the nine months ended June 30, 1996. Since the majority of the Company's assets are adjustable rate mortgage loans which reprice annually versus many of the Company's liabilities which reprice more quickly, the Company may experience a decrease in its interest rate spread should interest rates increase rapidly.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $640,000 for the period ended June 30, 1996, to $540,000 for the nine months ended June 30, 1997. For the nine months ended June 30, 1997, net charge-offs were $138,000 compared to net charge-offs of $181,000 for the nine months ended June 30, 1996. The allowance for loan losses as a percentage of total loans was 1.17% at June 30, 1997, compared to 1.11% at September 30, 1996. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the nine months ended June 30, 1997, other income decreased slightly to $3.3 million compared to $3.4 million for the nine months ended June 30, 1996. Fees & service charges for the nine months ended June 30, 1996 were $1.0 million compared to $1.2 million for the nine months ended June 30, 1997. Income from real estate held for investment increased by $130,000 when comparing the two periods. This is the result of a land sale that occurred in the first quarter of fiscal 1997. Other income increased from $1.2 million for the nine months ended June 30, 1996 compared to $1.3 million for the nine months ended June 30, 1997. These were partially offset by a decrease in gain on sale of loans of $181,000 & an increase in losses from real estate owned of $307,000.

PART 1. FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $8.9 million for the nine months ended June 30, 1996, to $9.4 million for the nine months ended June 30, 1997. Salaries and employee benefits increased $410,000, or 8.8%. Net occupancy, furniture and fixtures and data processing expense increased $47,000. Other expense was $1.7 million for the nine months ended June 30, 1996, compared to $2.0 million for the nine months ended June 30, 1997. This is primarily attributed to increased marketing expenses of $49,000, checking related expenses of $88,000, expenses related to ATM and debit cards of $45,000 and legal fees of $26,000. These were partially offset by a decrease in FDIC premiums of $230,000.

INCOME TAXES

Income taxes increased from $2.0 million for the nine months ended June 30, 1996, to $2.4 million for the nine months ended June 30, 1997, as a result of increased income before taxes.

REGULATORY MATTERS

 Under the FDICIA prompt corrective action provisions applicable to banks, to be categorized as "Well Capitalized", the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                  Categorized as "Well
                                                                                   Capitalized" Under
                                                              For Capital           Prompt Corrective
                                        Actual             Adequacy Purposes        Action Provision
                                 -------------------      ------------------      -------------------
                                  Amount      Ratio        Amount      Ratio       Amount      Ratio
                                  ------      -----        ------      -----       ------      -----
As of June 30, 1997:
 Total Capital: ............     $33,924      10.94%      $24,803      8.00%      $31,004      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital: ...........     $30,391       9.80%      $   N/A       N/A%      $18,602       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital: ...........     $30,391       6.08%      $15,006      3.00%      $25,010       5.00%
   (To Total Assets)
 Tangible Capital: .........     $30,391       6.08%      $ 7,503      1.50%      $   N/A        N/A%
   (To Total Assets)


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company anticipates that adoption of this standard will not have a material affect on EPS.

Also, in February 1997, the FASB issued SFAS No. 129, Disclosure of information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of the standard will not have a material affect on the Company.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 effective March 31, 1998, and will provide the required disclosures in the Company's Form 10-Q.

PART 1. FINANCIAL INFORMATION

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that this standard will materially effect the Company.

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

FORWARD LOOKING STATEMENTS

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in economy (particularly in the markets served by the Company).

PART 2.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings

     Not Applicable.

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

                  (d)   Employment Agreement with Allen W. Griffin**

                  (e)   Employment Agreement with Jimmy R. Graham**

                  (f)   Employment Agreement with Richard L. Granger**

                  (g)   Employment Agreement with Robert S. O'Harra**

                  (h)   1990 Stock Option Plan**

                  (i)   Directors Performance Plan***

                  (j) Credit agreement between Coastal Financial Corporation and Bank South dated as of December 19, 1995****


               27       Financial Data Schedule

     (b) The Company did not file any current reports on Form 8-K during the quarter under report.

* Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

** Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

*** Incorporated by reference to the proxy statement for the 1997 Annual Meeting of Stockholders.

**** Incorporated by reference to current report on Form 8-K dated January 17, 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           COASTAL FINANCIAL CORPORATION

August 13, 1997                            /s/Michael C. Gerald
---------------                            --------------------
Date:                                      Michael C. Gerald
                                           President and Chief Executive Officer

August 13, 1997                            /s/Jerry L. Rexroad
---------------                            -------------------
Date:                                      Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer