Form 10-K
period 1997-09-30
COASTAL FINANCIAL CORP /DE
filed 1998-01-02
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of November 30, 1997, there were issued and outstanding 4,655,982 shares of the registrant's Common Stock.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "CFCP" on November 30, 1997, was $104,759,595(4,655,982 shares at $22.50 per share, which is the ending bid on November 30, 1997.). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997. (Parts I and II)


         2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business

General

         Coastal Financial Corporation ("Coastal Financial" or the "Corporation") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Savings Bank ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. On April 1, 1993 Coastal Federal's investment in Coastal Investments Corporation, formerly named Coastal Investment Services, Inc., was transferred to Coastal Financial and became a first tier subsidiary of the Corporation. The financial results contained herein relate primarily to the Corporation's principal subsidiary, Coastal Federal.

         On November 2, 1995, Coastal Financial purchased Granger-O'Harra Mortgage, Inc.("Granger-O'Harra") and merged Granger-O'Harra into a new subsidiary, Coastal Federal Mortgage, Inc. Coastal Federal Mortgage, Inc. engages in the origination of conforming mortgage loans which are sold in the secondary market generally servicing released.

         On May 7, 1996, the Corporation formed Coastal Technology Services, Inc. ("CTS"). CTS primarily develops specialized banking software for sale to financial services companies. Activity for fiscal 1997 was limited for CTS.

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

         Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, nine branch offices located in South Carolina and a lending office in Sunset Beach, North Carolina. The lending office will be converted to a full service branch office in fiscal 1998. At September 30, 1997, Coastal Financial had total assets of $494.0 million, total deposits of $347.1 million and stockholders' equity of $32.4 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (803) 448-5151.

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

         Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer, commercial business loans and commercial real estate loans. Commercial real estate loans as a percentage of total loans have increased from 13.9% of total loans at September 30, 1995 to 22.6% of total loans at September 30, 1997.

         As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 1997, 2.5% and 9.8%, respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

Selected Consolidated Financial Data and Other Items

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 of the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 is incorporated herein by reference.

Yields Earned and Rates Paid

         The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on Coastal Financial's assets, the weighted average interest rates paid on its liabilities, together with the net yield on interest-earning assets.

                                                  Year Ended              At
                                                 September 30,       September 30,
                                                ----------------------------------
                                                1995      1996      1997      1997
                                                ----      ----      ----      ----
Weighted average yield
  on loan portfolio ....................        8.39%     8.57%     8.70%     8.88%
Weighted average yield
 on mortgage-backed
 securities ............................        7.81      7.78      7.25      7.40
Weighted average yield
 on Federal Funds and
 overnight deposits ....................        5.77      5.89      5.27      5.33
Weighted average yield
 on investment securities ..............        5.14      6.55      6.70      6.80
Weighted average yield
  on all interest-
  earning assets .......................        8.27      8.46      8.46      8.63
Weighted average rate
 paid on savings deposits ..............        3.96      4.08      4.15      4.08
Weighted average rate
 paid on Federal Home
 Loan Bank advances ....................        6.53      6.27      5.95      5.82
Weighted average rate
 paid on repurchase
 agreements ............................        3.70      4.63      5.82      4.52
Weighted average rate
  paid on all interest
  bearing liabilities ..................        4.75      4.70      4.57      4.50
Interest rate spread (spread
 between weighted average
 rate on all interest-earning
 assets and all interest-
 bearing liabilities)  .................        3.52      3.76      3.89      4.13
Net interest margin (net
 interest income as a percentage
 of average interest-earning
 assets) ...............................        3.62      3.86      4.03      4.29

Rate/Volume Analysis

         The following table sets forth certain information regarding changes to interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate); (iii) changes in rate-volume (change in rate multiplied by change in volume); and (IV) the net change (the sum of the prior columns). Non-accrual loans are included in the average volume calculations.

                                                                      Year Ended September 30,
                                    ------------------------------------------------------------------------------------------
                                                1995 Compared to 1994                        1996 Compared to 1995
                                                Increase (Decrease)                           Increase (Decrease)
                                                     Due to                                        Due to
                                                             Rate/                                          Rate/
                                      Rate      Volume       Volume      Net          Rate      Volume      Volume       Net
                                      ----      ------       ------     -----         ----      ------      ------      -----
                                                                       (Dollars in thousands)
Interest-Earning Assets:
 Loans ........................     $1,377      $ 3,346      $ 222      $4,945        $ 615     $ 2,361       $ 51     $3,027
 Mortgage-backed
  securities...................          4          567         17         588           (4)      1,083         (6)     1,073
 Investments and
  other........................         11          188         34         233          177          96         19        292
                                        --         ----         --         ---          ---          --         --        ---

Total net change in
 income on interest-
 earning assets................      1,392        4,101        273       5,766          788       3,540         64      4,392
                                     -----        -----        ---       -----          ---       -----         --      -----

Interest-Bearing
 Liabilities:
 Deposits......................      1,735         (297)       (64)      1,374          300       1,455         44      1,799
 FHLB advances.................        526        3,215        564       4,305         (289)         51         (2)      (240)
 Repurchase
  agreements...................         35            3          7          45           16         194         50        260
                                       ---            -         --          --           --         ---         --        ---
Total net change in
 expense on interest-
 bearing liabilities...........      2,296        2,921        507       5,724           27       1,700         92      1,819
                                    ------        -----        ---       -----           --       -----         --      -----

Net change in net
 interest income...............   $   (904)     $ 1,180     $ (234)      $  42        $ 761      $1,840      $ (28)    $2,573
                                  =========     =======     =======      =====        =====      ======      ======    ======

                                             Year Ended September 30,
                                     ------------------------------------------
                                               1997 Compared to 1996
                                                Increase (Decrease)
                                                        Due to
                                                               Rate/
                                     Rate         Volume       Volume       Net
                                     ----         ------       ------      ----
Interest-Earning Assets:
 Loans ........................     $ 502       $ 1,545        $ 24     $ 2,071
 Mortgage-backed
  securities...................      (123)          820         (56)        641
 Investments and
  other........................       (70)          747         (44)        633
                                      ----          ---         ----        ---

Total net change in
 income on interest-
 earning assets................       309         3,112         (76)      3,345
                                      ---         -----         ----      -----

Interest-Bearing
 Liabilities:
 Deposits......................       200         1,742          19       1,961
 FHLB advances.................      (361)       (1,425)         73      (1,713)
 Repurchase
  agreements...................        50           576         181         807
                                       --           ---         ---         ---
Total net change in
 expense on interest-
 bearing liabilities...........      (111)          893         273       1,055
                                     -----          ---         ---       -----

Net change in net
 interest income...............   $   420        $2,219      $ (349)     $2,290
                                  =======        ======      =======     ======

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

                                                                        Year Ended September 30,
                                        -------------------------------------------------------------------------------
                                                       1995                                           1996
                                        ------------------------------------       ------------------------------------
                                        Average                      Yield/         Average                      Yield/
                                        Balance       Interest        Rate          Balance       Interest        Rate
                                        -------       --------       ------         -------       --------       ------
                                                                     (Dollars in thousands)
ASSETS
 Loans................................  $341,557       $28,671         8.39%        $369,733       $31,698        8.57%
 Investments(1).......................    15,153           925         6.10           16,730         1,217        7.27
 Mortgage-backed
  securities..........................     9,365           732         7.82           23,214         1,805        7.78
                                        --------       -------        -----         --------       -------       -----

Total interest-earning
 assets...............................  $366,075       $30,328         8.28%        $409,677       $34,720        8.46%
                                        ========       =======        =====         ========       =======       =====

LIABILITIES
 Transaction accounts.................    80,586         1,678         2.08          114,220         2,862        2.51
 Passbook accounts....................    55,370         1,314         2.37           44,631         1,160        2.60
 Certificate accounts.................   124,287         6,898         5.55          134,415         7,667        5.70
 FHLB advances........................   112,097         7,319         6.53          112,878         7,079        6.27
 Securities sold
  under repurchase
  agreements..........................     1,705            63         3.70            6,955           323        4.63
                                         -------       --------       -----         --------        ------       -----

Total interest-bearing
 liabilities..........................  $374,045       $17,272        4.75%         $413,099       $19,091        4.70%
                                        ========       =======       =====          ========       =======       =====

Net interest income/
 interest rate spread.................                 $13,056        3.52%                        $15,629        3.76%

Net yield on earning
 assets...............................                                3.62%                                       3.86%


Ratio of earning assets
 to interest-bearing
 liabilities..........................                                1.02x                                       1.02x

                                                     Year Ended September 30,
                                            --------------------------------------
                                                                1997
                                            --------------------------------------
                                               Average                      Yield/
                                               Balance        Interest       Rate
                                               -------        --------       -----
ASSETS
 Loans................................      $  389,196         $33,769      8.70%
 Investments(1).......................          27,007           1,850      6.85
 Mortgage-backed
  securities..........................          33,738           2,446      7.25
                                            ----------         -------      ----

Total interest-earning
 assets...............................      $  449,941         $38,065      8.46%
                                            ==========         =======      ====

LIABILITIES
 Transaction accounts.................         153,796           4,894      3.18
 Passbook accounts....................          41,143           1,015      2.47
 Certificate accounts.................         135,335           7,741      5.72
 FHLB advances........................          90,154           5,366      5.95
 Securities sold
  under repurchase
  agreements..........................          19,387           1,130      5.82
                                             ---------         -------      ----

Total interest-bearing
 liabilities..........................      $  439,815         $20,146      4.57%
                                            ==========         =======      ====

Net interest income/
 interest rate spread.................                         $17,919      3.89%

Net yield on earning
 assets...............................                                      4.03%


Ratio of earning assets
 to interest-bearing
 liabilities..........................                                      1.03x

-------------------------
 (1)     Includes short-term interest-bearing deposits and Federal funds sold.

Lending Activities


         General. The principal lending activities of Coastal Federal are the origination of residential one-to-four family mortgage loans, consumer loans, commercial business loans and commerical real estate loans. The Bank originates construction and permanent loans on single family and multi-unit dwellings, as well as on commercial structures. The Bank emphasizes the origination of adjustable rate residential and commercial real estate mortgages.

         The Bank's loan portfolio totaled approximately $411.9 million at September 30, 1997, representing approximately 83.4% of its total assets. On that date, approximately 63.5% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

         In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 1997, adjustable rate loans constituted approximatley $318 million (or 77.0%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 23.0% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

     The following tables set forth the composition of the Corporation's loan portfolio by type of loan and type of security as of the dates indicated.

                                                                               At September 30,
                                          -----------------------------------------------------------------------------------------
                                                 1993                  1994                     1995                      1996
                                          ------------------     ------------------     -------------------      ------------------
                                          Amount     Percent     Amount     Percent     Amount      Percent      Amount     Percent
                                          ------     -------     ------     -------     ------      -------      ------     -------
                                                                           (Dollars in thousands)
Type of Loan:

Mortgage loans:
 Construction...........................  $ 12,266     4.08%   $ 23,222       6.67%     $ 27,905       7.34%    $ 34,566       8.65%
 On existing property...................   206,632    68.86     225,544      64.82       228,881      60.23      231,373      57.89
 Income property (commercial)...........    35,328    11.77      42,207      12.13        54,401      14.31       73,295      18.34
Commercial business loans...............    13,913     4.64      14,052       4.04        19,610       5.16       14,831       3.71
Consumer loans:
  Mobile home...........................     1,807      .60       1,497        .43         1,204        .32        1,103        .28
  Automobiles...........................     5,126     1.71       6,300       1.81         5,941       1.56        7,261       1.82
  Equity lines of credit................    11,362     3.79      12,763       3.67        13,210       3.48       12,441       3.11
  Other.................................    13,626     4.55      22,373       6.43        28,887       7.60       24,776       6.20
                                          --------   ------    --------      -----      --------     ------     --------     ------

 Total loans and loans held for sale....  $300,060   100.00%   $347,958      100.0%     $380,039     100.00%    $399,646     100.00%
                                                     ======                  =====                   ======                  ======
 Less:
  Loans in process......................    (5,607)             (13,087)                 (17,178)                (18,589)
  Deferred loan(fees)costs..............      (546)                (343)                     (71)                    286
  Allowance for loan losses.............    (2,753)              (3,353)                  (3,578)                 (4,172)
                                          --------             --------                 --------                --------


 Total loans net........................  $291,154             $331,175                 $359,212                $377,171
                                          ========             ========                 ========                ========

                                                     At September 30,
                                                  ---------------------
                                                            1997
                                                  ---------------------
                                                    Amount      Percent

Type of Loan:

Mortgage loans:
 Construction...........................          $ 34,216         7.93%
 On existing property...................           246,323        57.09
 Income property (commercial)...........            97,680        22.64
Commercial business loans...............            10,939         2.54
Consumer loans:
  Mobile home...........................             1,291          .30
  Automobiles...........................             6,055         1.40
  Equity lines of credit................            15,294         3.54
  Other.................................            19,659         4.56
                                                  --------       ------

 Total loans and loans held for sale....          $431,457       100.00%
                                                                 ======
 Less:
  Loans in process......................           (15,084)
  Deferred loan(fees)costs..............               458
  Allowance for loan losses.............            (4,902)


 Total loans net........................          $411,929
                                                  ========

         Single Family Residential Loans. The Bank actively originates conventional loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for single family residential loans typically range from 15 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgage title insurance on all single family residential mortgage loans.

         The Bank offers adjustable rate mortgage loans ("ARMs"), the interest rates of which adjust based upon either the cost of funds, prime rate or treasury securities indices. The interest rates on ARMs generally may not adjust more than 1-2% per year and 4-6% over the life of the loan. The Bank originates ARMs at below the fully phased-in interest rate but generally qualifies borrowers at 2% above the initial rate when the loan to value ratio exceeds 80%. Monthly payments could increase significantly at the first repricing period. Although Coastal Federal's ARMs have been beneficial in helping Coastal Federal improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans. Whereas a significant decrease in rates or a flat yield curve could cause repayments to increase significantly.

         Coastal Federal also offers one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates. A large majority of the conforming fixed rate loans offered by Coastal Federal are originated through Coastal Federal Mortgage, Inc. (CFM). These loans are generally sold to correspondent banks servicing released. Loans sold by CFM amounted to $34.5 and $38.4 million, respectively, in fiscal 1996 and 1997. Coastal Federal sold approximately $6.2 and $5.8 million, respectively, of mortgages in 1996 and 1997 generally to FHLMC.

         At September 30, 1997, approximately $274.2 million or 63.5% of the Bank's loan portfolio consisted of one-to-four family residential loans.

         Construction Loans. The Bank originates construction loans on single family residences that generally have a term of six to twelve months for individuals or one year for builders. The individual's loans are usually tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is indexed to the prime rate as published in The Wall Street Journal or current permanent loan rate and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

         The interest rate on commercial real estate construction loans presently offered by the Bank is indexed to either the U.S. Treasury securities or the prime rate as published in The Wall Street Journal. Commercial real estate construction financing generally exposes the lender to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected rather than historical, income and rental results. The Bank's risk of loss on such loans is dependent largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. The general practice of Coastal Federal is to provide a permanent financing commitment on commercial properties at the time the Bank provides the construction financing.

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

         At September 30, 1997, approximately $34.2 million or 7.9% of the Bank's gross loan portfolio consisted of construction loans on both residential ($19.7 million) and commercial properties ($14.5 million). Undisbursed proceeds on these loans amounted to $15.1 million at September 30, 1997.

         Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 1997, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $146.1 million. At such time, the Bank had non-residential real estate loans outstanding of $120.7 million. The Bank will maintain a level of these loan types within the guidelines set forth. The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three years or five years and is indexed to U.S. Treasury securities. Such loans generally have a fifteen to twenty year term, with the payments based up to a similar amortization schedule. The Bank may require the loan to include a call option at the Bank's option in five to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria. At September 30, 1997, the Bank had approximately $97.7 million of loans secured by commercial real estate, representing approximately 22.6% of Coastal Federal's total loan portfolio.

         Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry County, Florence County, the Pee Dee Region, northeastern Georgetown County, all within South Carolina and Brunswick County, North Carolina. Additionally, the Bank has, on a limited basis, originated or purchased commercial real estate loans secured by properties located in other parts of the Southeast.

         Consumer Loans. The Bank permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans amounted to $42.3 million, or 9.8% of the total loan portfolio, at September 30, 1997.

         Coastal Federal has marketed consumer loans in order to provide a wider range of financial services to its customers. These loans also have a shorter term and normally higher interest rates on such loans than on residential real estate loans.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets which may depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount recoverable on such loans. Such loans may also give rise to claims and defenses by the borrower against Coastal Federal as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

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

         Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms which generally do not exceed one year. The majority of these loans have interest rates which adjust with changes in the prime rate as published in the Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 1997, the Bank had $10.9 million outstanding in commercial business loans, which represented approximately 2.5% of its loan portfolio.

         Commercial business lending is inherently riskier than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Maturity

         The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                           More than        More than    More than     More than
                                                             One Year      Three Years   Five Years    Ten Years
                              One Year      Through         Through         Through       Through         Over
                              or Less      Three Years     Five Years      Ten Years    Twenty Years   Twenty Years      Totals
                              -------      -----------     ----------      ---------    ------------   ------------      ------
                                                                        (In thousands)
First mortgage loans .       $  3,586       $  7,982       $  3,999       $ 10,665       $ 62,545       $221,492       $310,269
Other residential and
 non-residential .....         10,834          4,884          4,282          4,890         32,318          8,249         65,457
Equity lines of credit         15,294           --             --             --             --             --           15,294
Consumer loans .......          2,743          4,906          3,643            795            536           --           12,623
Commercial loans .....          2,386          2,947          1,529            399          1,025           --            8,286
                             --------       --------       --------       --------       --------       --------       --------
     Total loans .....       $ 34,843       $ 20,719       $ 13,453       $ 16,749       $ 96,424       $229,741       $411,929
                             ========       ========       ========       ========       ========       ========       ========


         The following table sets forth the dollar amount of all loans due after one year at September 30, 1997 which have fixed interest rates and those which have floating or adjustable interest rates.

                                                         Fixed                      Floating or
                                                         Rates                    Adjustable Rates                 Totals
                                                         -----                    ----------------                 ------
                                                                                   (In thousands)

First mortgage loans.........................           $54,317                       $252,366                    $306,683
Other residential and
 non-residential.............................             6,484                         48,139                      54,623
Consumer loans...............................             9,485                            395                       9,880
Commercial loans.............................             2,432                          3,468                       5,900
                                                        -------                       --------                    --------
     Total loans.............................           $72,718                       $304,368                    $377,086
                                                        =======                       ========                    ========

Interest Rate Sensitivity Analysis

         The following table illustrates the repricing analysis of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1997. For purposes of the table, repricing characteristics of loans include estimated annual prepayment rates.

                                               Zero to            Four Months         One Year to           Greater than
                                            Three Months          to One Year         Five Years             Five Years      Total
                                            ------------          -----------         ----------             ----------      -----
                                                                                    (In thousands)
Rate Sensitive Assets(1):
 Mortgage loans and
  mortgage-backed securities...............    $57,040             $223,641              $91,460               $23,324      $395,465
 Mortgage-backed securities................     $1,147               $2,943              $14,089                $4,200      $ 22,379
 Non-mortgage loans........................      9,059                3,699                8,150                    --        20,908
 Interest-bearing deposits and
  investment securities....................      1,159                1,913               20,220                 3,391        26,683
                                               -------             --------             --------               -------      --------
     Total.................................    $68,405             $232,196             $133,919               $30,915      $465,435
                                               =======             ========             ========               =======      ========
Rate Sensitive Liabilities:
 Core deposits(2)..........................    $42,058              $69,741              $62,219               $32,441      $206,459
 Time deposits.............................     67,494               48,433               24,730                    --       140,657
 Borrowings................................     52,858               23,720               27,802                 1,957       106,337
                                               -------             --------             --------               -------      --------

     Total.................................   $162,410             $141,894             $114,751               $34,398      $453,453
                                              ========             ========             ========               =======      ========
Off-Balance Sheet Positions:
 Commitments to originate
  mortgage loans...........................     $1,772               $2,468              $(4,756)                 $516            --

Interest rate sensitivity gap..............   $(92,233)             $92,770              $14,412               $(2,967)      $11,982

Cumulative interest
 sensitivity gap...........................   $(92,233)                $537              $14,949               $11,982            --

Cumulative interest sensitivity
 gap as a percent of total assets              (18.77%)                0.11%                3.04%                2.44%            --

(1) Prepayments have been applied to all loans. Prepayment speeds vary according to the instrument's original maturity, coupon rate and age.
(2)  Decay rates have been applied to all core deposits as follows:

                                                    NOW              MMDA            Passbook           Non-interest
                                                  Accounts         Accounts          Accounts              Demand
                                                  --------         --------          --------              ------
    Percent Repricing:
    1 - 12 months............................       37.00%          79.00%             17.00%               37.00%
    13 - 36 months...........................       33.87           11.00              25.82                33.87
    37 - 60 months...........................        9.06            5.24              16.83                 9.06
    Over 60 months...........................       20.07            4.76              40.35                20.07
                                                   ------          ------             ------               ------
    Total....................................      100.00%         100.00%            100.00%              100.00%
                                                   =======         =======            =======              =======

Interest Rate Sensitivity of Net Portfolio Value


         The table below measures interest rate risk by estimating the change in market value of the Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. Due to OTS reporting requirements, classifications may vary from GAAP reporting. Further, this report does not include assets owned by the Company not included in the Bank. The data presented below is as of September 30, 1997. This information is an estimate and may not be indicative of actual changes in market values should rates change significantly at a future date.

                          -400       -300        -200        -100                    +100         +200        +300         +400
                          Basis      Basis       Basis       Basis         No        Basis        Basis       Basis        Basis
                          Points     Points      Points      Points      Change      Points       Points      Points       Points
                          ------     ------      ------      ------      ------      ------       ------      ------       ------
                                                                      (In thousands)
ASSETS
Mortgage loans and
 securities .........   $ 440,467   $ 436,263   $ 432,780   $ 429,505   $ 425,152   $ 418,999   $ 411,243    $ 402,373    $ 392,891
Non-mortgage loans ..      22,352      22,177      22,006      21,842      21,680      21,523      21,369       21,218       21,073
Cash, deposits and
 securities .........      44,022      43,074      42,161      41,282      40,436      39,621      38,836       38,080       37,351
Repossessed assets ..         253         253         253         253         253         253         253          253          253
Premises and equipmen       7,383       7,383       7,383       7,383       7,383       7,383       7,383        7,383        7,383
Other assets ........       9,584      10,928      12,846      15,563      19,326      23,372      27,170       30,774       34,197
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
TOTAL ...............     524,061     520,078     517,429     515,828     514,230     511,151     506,254      500,081      493,148
                        =========   =========   =========   =========   =========   =========   =========    =========    =========

LIABILITIES
Deposits ............   $ 348,602   $ 347,730   $ 346,876   $ 346,030   $ 345,198   $ 344,380   $ 343,576    $ 342,785    $ 342,004
Borrowings ..........     114,383     112,743     111,158     109,625     108,142     106,707     105,317      103,971      102,666
Other liabilities ...       6,495       6,495       6,495       6,495       6,495       6,495       6,496        6,495        6,496
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
TOTAL ...............     469,480     466,968     464,529     462,150     459,835     457,582     455,389      453,251      451,165
                        =========   =========   =========   =========   =========   =========   =========    =========    =========

OFF BALANCE SHEET
 POSITIONS ..........   $     992   $     814   $     661   $     516   $     320   $      49   $    (230)   $    (498)   $    (774)

MARKET VALUE OF
 PORTFOLIO EQUITY ...   $  58,573   $  53,924   $  53,561   $  54,194   $  54,715   $  53,617   $  50,635    $  46,331    $  41,209

         Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

         Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All residential mortgage loan applications over $400,000 require the approval of the Bank's Loan Committee, which consists of Directors Clemmons, Gerald, Smart, Springs and Executive Vice Presidents Rexroad and Stalvey. All first mortgage loan applications in excess of 95% of the appraised value of the property must be approved by the Board of Directors.

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

         Loan Originations, Purchases and Sales. The Bank is a qualified servicer for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 1997, the Bank was servicing loans sold to others with a principal balance of approximately $104.5 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. The majority of the loans sold during the year ended September 30,

1997 were conforming conventional loans originated and sold by Coastal Federal Mortgage. These loans were sold on a servicing released basis. At September 30, 1997, the Bank's loan portfolio included purchased loans of approximately $22.1 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                           Year Ended September 30,
                                                  ---------------------------------------
                                                     1995          1996            1997
                                                  ---------      ---------      ---------
                                                               (In thousands)

Loans receivable net, at the beginning of the
 period .....................................     $ 331,175      $ 359,212      $ 377,171
                                                  ---------      ---------      ---------

Loans originated:
 Construction ...............................        31,849         38,172         45,986
 Residential ................................        46,935         60,683         59,289
 Nonresidential .............................         8,307         11,897         13,794
 Land .......................................         7,263          8,355         10,308
 Commercial business ........................        20,145         23,062         33,730
 Consumer ...................................        26,530         18,201         15,396
                                                  ---------      ---------      ---------
     Total loans originated .................       141,029        160,370        178,503
                                                  ---------      ---------      ---------

Loans purchased, primarily single
family residental mortgages .................         6,337         12,448          9,948
                                                  ---------      ---------      ---------

Loans sold ..................................        (2,806)       (40,672)       (44,160)
                                                  ---------      ---------      ---------

Loan principal repayments and other .........      (116,008)      (112,926)      (109,946)
                                                  ---------      ---------      ---------

Other .......................................          (515)        (1,261)           413
                                                  ---------      ---------      ---------

Loans receivable net, at end of period ......     $ 359,212      $ 377,171      $ 411,929
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


         Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 1997, Coastal Federal had loan commitments of approximately $3.2 million. At September 30, 1997, CFM had loan commitments of approximately $2.3 million.

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

                                                                 At September 30,
                                              -------------------------------------------------------
                                               1993        1994        1995        1996        1997
                                              ------      ------      ------      ------      ------
                                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate -
   Residential ...........................     $  205      $   79      $  999      $  307      $   71
   Commercial ............................         64       1,056         134        --          --
   Commercial business ...................       --          --           154          60          99
   Consumer ..............................         44          16          36          78          87
                                               ------      ------      ------      ------      ------
    Total ................................        313       1,151       1,323         445         257
                                               ------      ------      ------      ------      ------

Accruing loans which are
 contractually past due
 90 days or more:
  Real estate -
   Residential ...........................       --          --          --          --          --
   Commercial ............................       --          --          --          --          --
  Commercial business ....................       --          --          --          --          --
  Consumer ...............................       --          --          --          --          --
                                               ------      ------      ------      ------      ------
    Total ................................       --          --          --         __ --        --
                                               ------      ------      ------      ------      ------

Restructured loans .......................       --          --          --          --          --
Real estate owned ........................      2,197         781         789         323         250
Other nonperforming
 assets ..................................       --          --          --          --          --
                                               ------      ------      ------      ------      ------
Total nonperforming
 assets ..................................     $2,510      $1,932      $2,112      $  768      $  507
                                               ======      ======      ======      ======      ======

Total nonaccrual loans to net
 loans ...................................        .10%        .03%        .36%        .12%        .06%

Total nonaccrual loans to total
 assets ..................................        .09%        .03%        .33%        .10%        .05%

Total nonperforming assets
 to total assets .........................        .74%        .56%        .53%        .17%        .10%

         For the year ended September 30, 1997, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms would have amounted to approximately $13,000, of which approximately $5,000 was included in interest income. There were no impaired loans at September 30, 1996 or 1997.

         The allowance for uncollectible interest which is netted against accrued interest receivable totaled $50,000 and $36,000 at September 30, 1996 and 1997, respectively.

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

         Coastal Federal had one individual classified asset in excess of $500,000 as of September 30, 1997. At that date, classified assets amounted to $6.8 million ($1.6 million substandard; $15,000 doubtful; and $5.2 million special mention). In the first quarter of fiscal 1998, the classified asset in excess of $500,000 was paid in full.

         Allowance for Loan Losses. In making loans, the Bank recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The Bank's management evaluates the need to establish allowances for losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Additions to the allowance for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended September 30, 1995, 1996 and 1997 of $202,000, $790,000 and $760,000, respectively. As a result, the Bank has a $4.9 million allowance for loan losses as of September 30, 1997. The allowance as a percentage of loans receivable was 1.19% at September 30, 1997 compared to 1.11% at September 30, 1996. See "Management's Discussion and Analysis --Non-Performing Assets and --Allowance for Loan Losses" in the 1997 Annual Report to Stockholders attached hereto and incorporated by reference.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP at September 30, 1997, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely affecting the Bank's financial condition and earnings.

Loan Loss Allowance Analysis

    The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                                                Year Ended September 30,
                                          -------------------------------------------------------------
                                            1993         1994          1995          1996         1997
                                          -------      -------       -------       -------      -------
                                                              (Dollars in thousands)
Allowance at beginning of
 period .............................     $ 1,851      $ 2,753       $ 3,353       $ 3,578      $ 4,172
Allowance recorded on
acquired loans ......................        --           --            --            --            110
Provision for loan losses ...........       1,389          510           202           790          760
                                          -------      -------       -------       -------      -------
Recoveries:
 Residential real estate ............        --              3           232          --             20
 Commercial real estate .............          11          148            11            75           14
 Real estate construction ...........        --           --            --            --           --
 Consumer ...........................         106           79            12             7           38
                                          -------      -------       -------       -------      -------
   Total recoveries .................         117          230           255            82           72
                                          -------      -------       -------       -------      -------

Charge-offs:
 Residential real estate ............          71           38           206            24           46
 Commercial real estate .............         392           13            18           216         --
 Real estate construction ...........        --           --            --            --           --
 Consumer ...........................         141           89             8            38          166
                                          -------      -------       -------       -------      -------
   Total charge-offs ................         604          140           232           278          212
                                          -------      -------       -------       -------      -------
   Net charge-offs (recoveries) .....         487          (90)          (23)          196          140
                                          -------      -------       -------       -------      -------
 Allowance at end of period .........     $ 2,753      $ 3,353       $ 3,578       $ 4,172      $ 4,902
                                          =======      =======       =======       =======      =======

Ratio of allowance to net
 loans outstanding at the
 end of the period ..................        0.98%        1.01%         1.00%         1.11%        1.19%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period ..................        0.17%        (.03%)        (.01%)         .05%         .04%

Loan Loss Allowance by Category

           The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                                               September 30,
                                   -------------------------------------------------------------------------------------------------
                                               1993                              1994                               1995
                                   --------------------------------- ---------------------------------  ----------------------------
                                             As a %      Loan Type           As a %      Loan Type            As a %      Loan Type
                                             of out-     As a %              of out-     As a %               of out-     As a %
                                             standing    of out-             standing    of out-              standing    of out-
                                             loans in    standing            loans in    standing             loans in    standing
                                   Amount    category    loans      Amount   category    loans      Amount    category    loans
                                   ------    --------    -----      ------   --------    -----      ------    --------    -----
                                                                       (Dollars in thousands)
Real Estate -- mortgage
  Residential...................   $  542    0.25%      75.48%     $  742       .30%      75.05%    $  803       .31%     72.03%
  Commercial....................    1,901    5.54       12.22       2,296      5.58       11.94      2,371      4.36      14.17
  Consumer......................      310     .89       12.30         315       .71       13.01        404       .80      13.80
                                   ------              ------      ------                ------     ------               ------
  Total allowance for
   loan losses..................   $2,753    0.98%     100.00%     $3,353      1.01%     100.00%    $3,578      1.00%    100.00%
                                   ======              ======      ======                ======     ======               =======
                                                              September 30,
                                 -------------------------------------------------------------------
                                                  1996                               1997
                                 ---------------------------------  --------------------------------
                                            As a %      Loan Type             As a %       Loan Type
                                            of out-     As a %                of out-      As a %
                                            standing    of out-               standing     of out-
                                            loans in    standing              loans in     standing
                                  Amount    category    loans        Amount   category     loans
                                  ------    --------    -----        ------   --------     -----
Real Estate -- mortgage
  Residential...................   $  837     .37%      65.35%     $1,064       .41%      63.56%
  Commercial....................    2,875    3.80       22.34       3,261      2.78       28.52
  Consumer......................      460    1.01       12.31         577      1.77        7.92
                                   ------    ----                  ------                ------
  Total allowance for
   loan losses..................   $4,172    1.11%    100.00%      $4,902      1.19%     100.00%
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

         Coastal Federal is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At September 30, 1997, Coastal Federal's regulatory liquidity was 6.1%, which was in excess of the required 4.0%.

         Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO Committee"). The ALCO
Committee meets quarterly and consists of Directors Benton, Creel, Bishop, Springs, Clemmons and Gerald, Chief Financial Officer Rexroad and Executive Vice Presidents Graham, Griffin and Stalvey. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 1997, the Bank's investment portfolio had a market value of approximately $49.2 million. The investment securities portfolio consisted primarily of U.S. Government agency securities and mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

Securities Analysis

         The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.

                                                                          September 30,
                                 ------------------------------------------------------------------------------------------------
                                            1995                               1996                               1997
                                 ---------------------------         --------------------------         -------------------------
                                 Amortized        Percent of         Amortized       Percent of         Amortized     Percent of
                                   Cost(1)        Portfolio           Cost(1)         Portfolio           Cost(1)      Portfolio
                                                                        (Dollars in thousands)
U.S. Government agency
securities:
  FHLMC........................    $   --             -- %           $    --              -- %           $   995          3.82%
  FHLB.........................     1,000           42.94             17,334            98.13             17,738         67.89
  FNMA.........................        --             --                  --              --                  --           --
  FFCB.........................       999           42.89                 --              --               7,391         28.29
  Municipal....................       330           14.17                330             1.87                 --           --
                                      ---         -------             ------            -----              -----        -----

   Total.......................    $2,329          100.00%           $17,664           100.00%           $26,124        100.00%
                                   ======          ======            =======           ======            =======        ======

(1) The market value of the Bank's investment securities portfolio amounted to $2.3 million, $17.5 million and $26.2 million at September 30, 1995, 1996 and 1997, respectively.

         The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 1997.

                                                       Less Than                    One to                          Five to
                                                       One Year                    Five Years                      Ten Years
                                                 --------------------        --------------------           -----------------------
                                                 Amount         Yield        Amount         Yield           Amount            Yield
                                                 ------         -----        ------         -----           ------            -----
                                                                            (Dollars in thousands)
U.S. Government agency
securities................................       $ --            --%          $   --            --%         $    --             --%
  FHLMC...................................         --            --               --            --              995           6.89
  FHLB...................................          --            --            6,506          6.72           11,231           6.93
  FNMA...................................          --            --               --            --               --             --
  FFCB...................................          --            --            3,490          6.84            3,902           7.04
  Municipal...............................         --            --               --            --               --             --
                                                 ----           ---           ------          ----          -------           ----

     Total................................       $ --            --%          $9,996(1)       6.78%         $16,128(2)        6.95%
                                                 ====           ===           ======         =====          =======           ====

(1) Includes $8.7 million subject to call provisions. Should these bonds be called prior to maturity the Bank may not be able to obtain the same yield with similar term securities.
(2) Includes $13.8 million subject to call provisions. Should these bonds be called prior to maturity the Bank may not be able to obtain the same yield with similar term securities.

         The following table sets forth Coastal Federal's mortgage-backed securities portfolio at amortized cost at the dates indicated.

                                                                   September 30,
                               ---------------------------------------------------------------------------------
                                          1995                        1996                      1997
                               -------------------------    ------------------------    ------------------------
                               Amortized      Percent of    Amortized     Percent of    Amortized     Percent of
                                 Cost(1)      Portfolio      Cost(1)      Portfolio       Cost(1)      Portfolio
                                                              (Dollars in thousands)
Mortgage-Backed Securities:
  FHLMC ...................     $11,246         88.02%       $18,861         70.75%      $14,048        62.79%
  FNMA ....................         538          4.22          2,469          9.26         1,861         8.31
  GNMA ....................         992          7.76          5,330         19.99         6,471        28.90
                                -------        ------        -------        ------       -------       ------

   Total ..................     $12,776        100.00%       $26,660        100.00%      $22,380       100.00%
                                =======        ======        =======        ======       =======       ======


(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $12.9 million, $27.0 million and $23.0 million at September 30, 1995, 1996 and 1997, respectively.


         The following table sets forth the maturities and weighted average yields of the securities at September 30, 1997.

                                                     Less Than                     One to                           Five to
                                                     One Year                    Five Years                       Ten Years
                                                -----------------           --------------------             -------------------
                                                Amount      Yield           Amount         Yield             Amount        Yield
                                                ------      -----           ------         -----             ------        -----
                                                                            (Dollars in thousands)
Mortgage-Backed Securities: ..............
  FHLMC...................................       $ --          --%            $--            --%             $14,048       7.90%
  FNMA....................................        216        8.67              --            --                1,645       6.57
  GNMA....................................         --          --              --            --                6,471       7.46
                                                 ----        ----             ---            --              -------       ----

Total.....................................       $216        8.67%            $--            --%             $22,164       7.67%
                                                 ====        ====             ===            ==              =======       ====

Service Corporation Activities

         Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers", which was incorporated in 1970 under the laws of South Carolina.

                                        +------------------------+
                                        |                        |
                                        |     COASTAL FEDERAL    |
                                        |                        |
                                        |                        |
                                        +------------------------+
                                                    |
                                                    |
                                        +------------------------+
                                        |                        |
                                        |     COASTAL MORTGAGE   |
                                        |         BANKERS*       |
                                        |                        |
                                        +------------------------+
                                                    |
                                                    |
                                                    |
                                                    |
   +------------------------------------------------+----------------------------------------+
   |                           |                    |                  |                    |
+------------------+  +-----------------+  +---------------+  +----------------+   +-------------------+
|   North Beach    |  |  Shady Forest   |  |  Sherwood     |  | Ridge          |   |  501 Development  |
| Investments, Inc.|  |  Development    |  |  Development  |  | Development    |   |  Corporation      |
|                  |  |  Corporation    |  |  Corporation  |  | Corporation    |   |                   |
|                  |  |                 |  |               |  |                |   |                   |
+------------------+  +-----------------+  +---------------+  +----------------+   +-------------------+

---------------
         * For a description of these subsidiaries, see "Real Estate Development Activities."

Real Estate Development Activity

         With the exception of one project, for which a joint venture was created to dispose of real estate acquired through foreclosure, the Corporation has not entered into any new real estate activity since 1984 and has, in fact, almost eliminated its investment in these real estate activities. These efforts are reflected in the reduction of Corporation's investment and loans to subsidiaries from $8.5 million at September 30, 1987 to zero at September 30, 1997.

         In prior years, the Bank made loans to purchasers of units in which the Bank's subsidiaries were involved in a joint venture.

         The  following  table  summarizes  the balances of  permanent  loans to
individual  unit  purchasers,   by  project,  at  September  30,  1997  (net  of
participations sold to other financial institutions).

                                Number of            Total                          Slow Loans(1)
Project                         Borrowers            Amount                  Number             Amount
-------                         ---------            ------                  ------             ------

Beach Cove                          87             $5,440,601                  --              $  --
Condominium
North Myrtle Beach,
South Carolina

Bluewater                          103             $4,207,632                   1              $55,529
Condominium
Myrtle Beach,
South Carolina

Cobblestone Villas                  58             $2,101,438                  --              $  --
Condominium
Myrtle Beach,
South Carolina

Carolina Pines                      16             $  449,483                  --              $  --
Condominium
Conway, South Carolina

----------
(1)  Loans over 60 days delinquent



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

         The business of real estate development involves substantial risks. In addition, the development and sale of condominium projects is subject to a number of federal and state statutes, including, but not limited to, the Interstate Land Sales Full Disclosure Act, Federal Securities Act of 1933, state "Blue Sky" laws, state real estate laws, Federal Unfair Trade Practices Act, South Carolina Unfair Trade Practices Act and the Racketeer Influenced and Corrupt Organizations Act, the violation of which could result in liability to the participant. Furthermore, changes in the federal income tax laws have reduced the attractiveness of rental property as an investment, which may adversely affect the ability to sell these properties.

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

         Deposit Accounts. Deposits are attracted from within Coastal Federal's primary market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, money market accounts, regular statement savings and passbook accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Coastal Federal considers the rates offered by its competition, profitability to Coastal Federal, matching deposit and loan products and its customer preferences and concerns. Coastal Federal generally reviews its deposit mix and pricing at least monthly.

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                                             At
                                                                                        September 30,
                                                ------------------------------------------------------------------------------------
                                                       1995                      1996                             1997
                                                -----------------     ------------------------------  ------------------------------
                                                          Percent               Percent                         Percent
                                                            of                    of      Increase                 of      Increase
                                                Amount     Total      Amount     Total    (Decrease)  Amount      Total   (Decrease)
                                                ------     -----      ------     -----    ----------  ------      -----   ----------
                                                                                   (Dollars in thousands)
Transaction accounts:
  NOW checking .............................   $ 29,852     10.93%  $ 35,654     11.38%  $  5,802    $  38,773     11.17  $  3,119
  Commercial checking ......................     16,494      6.04     19,926      6.36      3,432       23,765      6.85     3,839
                                               --------     -----   --------     -----   --------    ---------     -----  --------

Total transaction accounts .................     46,346     16.97     55,580     17.74      9,234       62,538     18.02     6,958
                                               --------     -----   --------     -----   --------    ---------     -----  --------

Money market demand accounts ...............     41,516     15.20     84,997     27.12     43,481      104,476     30.10    19,479
Savings accounts ...........................     46,421     17.00     42,840     13.66     (3,581)      39,445     11.36    (3,395)

Fixed-rate certificates (original maturity):
 3 months ..................................      3,431      1.26      2,122       .68     (1,309)       1,826       .53      (296)
 6 months ..................................      9,522      3.49     23,479      7.49     13,957       22,185      6.39    (1,294)
 9 months ..................................     26,751      9.80      9,293      2.96    (17,458)       7,342      2.12    (1,951)
 12 months .................................     57,315     21.00     47,059     15.01    (10,256)      43,901     12.64    (3,158)
 18 months .................................     12,426      4.55     20,981      6.69      8,555       32,250      9.29    11,269
 24 months .................................      3,845      1.41      4,049      1.29        204        7,390      2.13     3,341
 30 months .................................      1,786       .65      2,189       .70        403        4,809      1.39     2,620
 36 months .................................      9,504      3.48      8,944      2.85       (560)       9,215      2.65       271
 48 months .................................      4,613      1.69      4,728      1.51        115        5,664      1.63       936
 96 months .................................         24        --         26       .01          2           27       .01         1
 Mini-jumbo ................................         --        --         --        --         --           --        --        --
 Jumbo .....................................         --        --         --        --         --           --        --        --
                                               --------     -----   --------     -----   --------    ---------     -----  --------
                                                129,217     47.33    122,870     39.20     (6,347)     134,609     38.78    11,739
                                               --------     -----   --------     -----   --------    ---------     -----  --------
Variable rate certificates:
 (original maturity)
 18 months .................................      7,100      2.60      4,593      1.47     (2,507)       3,678      1.06      (915)
 30 months .................................      2,499       .90      2,550       .81         51        2,370       .68      (180)
                                               --------     -----   --------     -----   --------    ---------     -----  --------
Total variable .............................      9,599      3.50      7,143      2.28     (2,456)       6,048      1.74    (1,095)
                                               --------     -----   --------     -----   --------    ---------     -----  --------

Total certificates .........................    138,816     50.83    130,013     41.48     (8,803)     140,657     40.52    10,644
                                               --------     -----   --------     -----   --------    ---------     -----  --------

Total deposits .............................   $273,099    100.00%  $313,430    100.00%  $ 40,331    $ 347,116    100.00% $ 33,686
                                               ========    ======   ========    ======   ========    =========    ======  ========

Time Deposits by Maturity and Rate

    The following table sets forth the amount and maturities of time deposits at September 30, 1997.


                                                                 Amount Due
                              -----------------------------------------------------------------------------
                              Less Than       1-2           2-3            3-4          After
Rate                          One Year       Years         Years          Years        4 Years       Total
----                          --------       -----         -----          -----        -------       -----
                                                                (In thousands)
 0.00 - 5.99%...........      $ 93,712     $13,956        $2,364         $  547           $27      $110,606
 6.00 - 8.00%...........        18,230       9,482         1,164            807            --        29,683
 8.01 - 10.00%..........            --         266           102             --            --           368
                              --------     -------        ------         ------           ---      --------
   Total................      $111,942     $23,704        $3,630         $1,354           $27      $140,657
                              ========     =======        ======         ======           ===      ========


    The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 1997.

                               Amount Due
  ----------------------------------------------------------------------------
   Within          Over 3                  Over 6                      Over 12
  3 months      through 6 months        through 12 months              Months
  --------      ----------------        -----------------              ------
                             (In thousands)

  $3,639            $11,141                 $7,616                     $8,240
  ======            =======                 ======                     ======

         In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal. Substantially all of Coastal Federal's depositors are residents of the State of South Carolina.

         Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 1997, Coastal Federal had advances totaling $101.5 million from the FHLB of Atlanta due on various dates through 2005 with a weighted average interest rate of 5.86%.

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

         In addition to the borrowings described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 1997, the Bank did not have any broker repurchase agreements. The Bank has also offered repurchase agreements to its customers which are borrowings that are collateralized by underlying government securities. At September 30, 1997, the Bank had $2.7 million outstanding in customer repurchase agreements.

         The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                        At September 30,
                                              ---------------------------------
                                               1995          1996          1997
                                               ----          ----          ----
                                                     (Dollars in thousands)
Outstanding balance:
  Securities sold under agreements
    to repurchase:
    Customer ............................     $ 2,677      $ 3,365      $ 2,666
    Broker ..............................        --           --
  Short-term FHLB advances ..............      36,989       54,404       68,620

Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ............................        3.77%        3.57%       3.16%
    Broker ..............................        --           --           --
  Short-term FHLB advances ..............        6.40         5.68        5.60

Maximum amount of borrowings outstanding
  at any month end:
  Securities sold under agreements
    to repurchase:
    Customer ............................     $ 3,448      $ 3,950      $ 3,257
    Broker ..............................        --         12,840       37,516
  Short-term FHLB advances ..............      85,078       68,213       75,020
Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements
    to repurchase:
    Customer ............................     $ 1,700      $ 2,900      $ 2,100
    Broker ..............................        --          4,100       17,200
  Short-term FHLB advances ..............      61,400       56,600       74,023


Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ............................        3.70%        3.55%        3.36%
    Broker ..............................        --           5.40         5.60
  Short-term FHLB advances ..............        6.17         5.68         5.60

Competition

         As of September 30, 1997, Coastal Federal had the largest market share (14.0%) of any financial institution located in Horry County, South Carolina according to Sheshunoff Information Services, Inc. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 70 offices of other financial institutions in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

         As of September 30, 1997, the Company had 202 full-time Associates and 15 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.


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


                          REGULATION OF COASTAL FEDERAL

General

         The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the "HOLA" and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The Corporation, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS.

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

         The Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to .31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the first half of 1996, the same amounts applied to BIF member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended September 30,1997, equaled $283,000.

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

         The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $5.6 million at September 30, 1997.

         Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Atlanta.

         Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report

         Prompt Corrective Action. Under the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain as specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

         At September 30, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

         Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the Bank's qualified thrift investments exceeded 65% of its portfolio assets as required by regulation.

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

         At September 30, 1997, Coastal Federal's core capital of approximately $31.2 million, or 6.31% of adjusted total assets, was $16.5 million in excess of the OTS requirement of $14.7 million, or 3% of adjusted total assets. As of such date, the Bank's tangible capital of approximately $31.2 million, or 6.31% of adjusted total assets, was $23.8 million in excess of the OTS requirement of $7.4 million, or 1.5% of adjusted total assets. Finally, at September 30, 1997, the Bank had risk-based capital of approximately $34.7 million or 11.05% of total risk-weighted assets, which was $9.6 million in excess of the OTS risk-based capital requirement of $25.1 million or 8% of risk-weighted assets. See note 12 on page 28 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1997, the Bank's limit on loans to one borrower was $5.2 million. However, the Bank may request to increase its loan to one borrower for borrowers who develop one to four family residential projects. At September 30, 1997, the Bank's largest aggregate amount of loans to one borrower was $5.6 million, all of which was performing according to its terms. The Bank received permission to increase the loan to one borrower limit on this borrower.

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

         Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Bank used the percentage-of-taxable-income method for the taxable years ended September 30, 1995 and 1996. For the period ending September 30, 1997, the Bank was required to change its tax method of accounting for bad debts to the experience method.

         Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, they will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. For the taxable year ended September 30, 1997, the controlled group has assets less than $500 million. The legislation also requires savings associations to recapture into taxable income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At September 30, 1997, the Bank's post-1987 reserves totaled approximately $1.53 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates meeting the residential loan requirement for the taxable year ending September 30, 1997.

         Under prior law, if the Bank failed to satisfy the qualifying thrift definition tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1997, the Bank's total bad debt reserve for tax purposes was approximately $ 6.71 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets". Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests. However, if the Bank fails to meet the definition of a "bank" under Internal Revenue Code Section 581 it will be required to recapture its pre-1988 tax bad debt reserves. The Bank anticipates meeting the definition of a "bank" in the future.

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

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. For years beginning before December 31, 1995, the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method was treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

         There have not been any audits of the Corporation's federal or state income tax returns during the past five years.

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

Item 2.  Properties

         The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 1997.

                                                    Total Investment
                                                    Including Land,             Net Book        Approximate
                                    Year           Building, Furni-           Value as of          Square        Owned/
Location                           Opened          ture and Fixtures            9/30/97            Footage       Leased
--------                           ------          -----------------            -------            -------       ------
                                                                (Dollars in thousands)
Main Office
2619 Oak St.                        1980                  $6,864                 $2,929           25,000         Owned
Myrtle Beach, SC (1)

Dunes Office
7500 North Kings Hwy                1971                     543                    157            2,000         Owned
Myrtle Beach, SC

Ocean Drive Office
521 Main Street                     1973                     989                    535            4,100         Owned
North Myrtle Beach, SC

Surfside Office
112 Highway 17 South                1975                     642                    220            2,300         Owned
 & Glenns Bay Road
Surfside Beach, SC

Conway Office
310 Highway 378                     1976                     909                    315            2,882         Owned
Conway, SC

Socastee Office
1 Cimerron Drive                    1981                     807                    254            2,275         Owned
Myrtle Beach, SC

Murrells Inlet Office
Highway 17 South                    1986                   1,075                    636            3,450         Owned
Murrells Inlet, SC

Waccamaw Medical Pk Office
7000 Waccamaw Medical Pk Rd         1986                     632                    361            1,450         Owned
Conway, SC

Florence Office
1385 Alice Drive                    1996                     365                    317            2,500         Leased
Florence, SC

Coastal Mortgage Bankers and
 Realty Co., Inc.
2619 Oak Street                     1970                       2                      0             N/A           N/A
Myrtle Beach, SC

                                                    Total Investment
                                                    Including Land,             Net Book        Approximate
                                    Year           Building, Furni-           Value as of          Square        Owned/
Location                           Opened          ture and Fixtures            9/30/97            Footage       Leased
--------                           ------          -----------------            -------            -------       ------
                                                                (Dollars in thousands)
Coastal Investments
 Corporation
2619 Oak Street                     1987                      72                     40             N/A           N/A
Myrtle Beach, SC

Coastal Federal Mortgage, Inc.
1385 Alice Drive                    1995                     170                    138           1,038          Leased
Florence, SC


                                                  Total Investment
                                                  Including Land,             Net Book
                                     Year         Building, Furni-           Value as of       Square         Owned/
Location                            Opened        ture and Fixtures            9/30/97         Footage        Leased
--------                            ------        -----------------            -------         -------        ------
                                                                (Dollars in thousands)
Sunset Beach Office
7290 Beach Drive, SW               1994                    26                     19              900         Leased
Sunset Beach, NC

South Brunswick Office             Under
1625 Seaside Road S.W.             Construction           496                    496            3,000         Owned
Sunset Beach, NC

Mall Plaza                         1997                 1,143                  1,143           17,500         Owned
504 27th Avenue North
Myrtle Beach, SC
------------

(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.


         The net book value of the Company's investment in office, properties and equipment totaled $7.6 million at September 30, 1997. See Note 6 of Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

         The Company began working on year 2000 compliance issues in early 1997. Its data processor is currently 65% complete with their programming. Testing will begin in July 1998 and the Company expects to be in full compliance by December 31, 1998. Internal software applications and hardware compliance issues will be resolved by December 31, 1998, to allow testing in early 1999. The Company believes it has adequate resources and funds to address the year 2000 issues. The Company is also in the process of addressing any loan relationships it believes could be materially effected by year 2000 issues.

Item 3. Legal Proceedings

         The Bank is a defendant in one significant lawsuit as summarized below.

         The action commenced on December 1, 1997, and the Plaintiffs are seeking approximately $1.5 million in actual damages as well as punitive damages. The cause of action is breach of fiduciary duties, negligence, fraud, civil conspiracy and breach of contract arising out of a lending relationship. At this date, the Bank does not know if or when the action will go to trial. The Bank will vigorously defend this suit and does not anticipate any settlement discussions.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 ("Annual Report") is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The words: anticipate, estimate, expect, project, target, goal, and similar expressions, when used in disclosure documents, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date of the document. The Bank expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

         The Bank's Asset Liability Management Committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The Bank's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in net portfolio value in the event of hypothetical changes in interest rates. The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank's net portfolio value within Board approved limits.

         Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to four hundred basis point increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 1997.

                                                    Market Value of
Change in Interest Rates       Board Limit         Portfolio Equity          Percent Change
------------------------       -----------         ----------------          --------------
                                                    (In Thousands)
400 basis point rise           -44.00 %                 $ 41,209                -24.68 %
300 basis point rise           -32.00 %                 $ 46,331                -15.32 %
200 basis point rise           -20.00 %                 $ 50,635                - 7.46 %
100 basis point rise           -11.00 %                 $ 53,617                - 2.01 %
No Change                          00 %                 $ 54,715
100 basis point decline        -18.00 %                 $ 54,194                - 0.95 %
200 basis point decline        -22.00 %                 $ 53,561                - 2.11 %
300 basis point decline        -37.00 %                 $ 53,924                - 1.45 %
400 basis point decline        -55.00 %                 $ 55,573                  1.57 %

The preceding table indicates that at September 30, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to change minimally. At September 30, 1997, the Bank's estimated changes in NPV were within the limits established by the Board of Directors.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

The Bank also uses interest rate sensitivity gap analysis to monitor the relationship between the maturity and repricing of its interest-earning assets and interest-bearing liabilities. Interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. Generally, during a period of rising rates, a positive gap would result in an increase in net interest income.

Conversely, during a period of falling interest rates, a positive gap would result in a decrease in net interest income. Management's goal is to maintain reasonable balance between exposure to interest rate fluctuations and earnings. The Company's one-year cumulative gap is a positive $.5 million, or .11% of the Company's total assets of $494.0 million at September 30, 1997. For futher information concerning the Bank's market risk, see the table on page 14 of this document.

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

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Bank's definitive proxy statement for the Bank's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank.

Executive Officers of the Registrant

Name, Age and Position                  Business Experience
----------------------                  -------------------
Michael C. Gerald, 48,                  Mr.  Gerald  has  been  associated  with
President, Chief Executive              Coastal Federal since 1974 and serves as
Officer and a Director                  Director,  President and Chief Executive
                                        Officer of the Corporation and Bank. Mr.
                                        Gerald  also  serves  as  Director   and
                                        President of Coastal  Mortgage Bankers &
                                        Realty  Company,  Inc.,  and as Director
                                        and   President   of   Coastal   Federal
                                        Mortgage    and   Coastal    Investments
                                        Corporation.  He currently serves on the
                                        Board of  Visitors  of Coastal  Carolina
                                        University's  Wall  School  of  Business
                                        Administration and Computer Science, the
                                        Governmental    Affairs   Committee   of
                                        America's  Community Bankers,  the Board
                                        of   Directors   of  the   Institute  of
                                        Financial   Education,   the   Board  of
                                        Trustees of the Franklin G. Burroughs and Simeon B. Chapin Art Museum and is a member of the Board of Directors of the Coastal Education Foundation.


Jimmy R. Graham, 49,                    Mr.  Graham  serves  as  Executive  Vice
Executive Vice President and            President and Information  Systems Group
Information Systems Group               Leader of Coastal  Federal.  Mr.  Graham
Leader                                  serves as  Executive  Vice  President of
                                        Coastal Financial Corporation. He has been associated with the Bank since
                                        1977.


Jerry L. Rexroad, CPA, 37,              Mr.  Rexroad joined the Company in April
Executive Vice President and            1995 and is Executive Vice President and
Chief Financial Officer                 Chief   Financial   Officer  of  Coastal
                                        Federal    and     Coastal     Financial
                                        Corporation.  Mr. Rexroad also serves as
                                        the  Chief   Financial   Officer  and  a
                                        Director  for Coastal  Federal  Mortgage
                                        Bankers & Realty Company,  Inc., Coastal
                                        Investments  Corporation,   and  Coastal
                                        Federal Mortgage. He currently serves as
                                        Chairman of the Junior Achievement Board
                                        of  Directors  and  Advisory  Council of
                                        Horry  County.  He is a Past Chairman of
                                        the  Board  and   Treasurer   of  Junior
                                        Achievement of  Greenville.  Mr. Rexroad
                                        is  the   President  of  the   Financial
                                        Manager's Society of South Carolina.

Name, Age and Position                  Business Experience
----------------------                  -------------------

Jerry L. Rexroad, CPA, 37,              He is a certified public accountant, and
Executive Vice President and            is a member  of the  AICPA  and  SCACPA.
Chief Financial Officer                 Prior  to  joining  the   Company,   Mr.
(continued)                             Rexroad  was a  partner  with  KPMG Peat
                                        Marwick LLP where he was partner in charge of the Financial Institutions practice in South Carolina.


Allen W. Griffin, 37,                   Mr. Griffin is currently  Executive Vice
Executive Vice President                President  and  Banking   Administration
and Banking Administration              Group  Leader for  Coastal  Federal.  He
Group Leader                            also   serves  as  an   Executive   Vice
                                        President  of  the  Corporation.  He has
                                        been  associated  with  the Bank for the
                                        past  eleven  years.  Mr.  Griffin  is a
                                        School  Director for  Christian  Academy
                                        and is  past  Director  of  the  Eastern
                                        Group  of   Robert   Morris   Associates
                                        Chapter, Myrtle Beach Rotary Club of the
                                        YMCA, and Junior Achievement.


Phillip G. Stalvey, 41,                 Mr.  Stalvey is Executive Vice President
Executive Vice President                and Sales Group Leader for the Bank.  He
and Sales Group Leader                  also   serves  as  an   Executive   Vice
                                        President of the Corporation and is a director of Coastal Federal Mortgage and Coastal Investment Corporation. He has been associated with Coastal Federal for the past 15 years. In addition, Mr.
                                        Stalvey  is a  member  of  the  Florence
                                        Stake Presidency with his Church, a committee member of a local Scout Troop, Landscape Committee Chairman for the
                                        City of Myrtle Beach and a Board of Director for the Myrtle Beach Airforce
                                        Base Redevelopment Authority.


Susan J. Cooke, 47,                     Ms.   Cooke   is  Vice   President   and
Vice President and                      Corporate Secretary for Coastal Federal,
Corporate Secretary                     Corporate    Secretary    for    Coastal
                                        Financial Corporation,  Coastal Mortgage
                                        Bankers  &  Realty  Company,  Inc.,  and
                                        Coastal  Investments  Corporation.   Ms.
                                        Cooke  has been  employed  with  Coastal
                                        Federal  for ten years.  She is a member
                                        of the  American  Society  of  Corporate
                                        Secretaries,   Inc.   and  the  National
                                        Association for Female Executives.

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

                                   SIGNATURES


         + Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COASTAL FINANCIAL CORPORATION

Date:  December 26, 1997                By: /s/ Michael C. Gerald
                                            ---------------------
                                            Michael C. Gerald
                                            President/Chief Executive Officer
                                            (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James T. Clemmons                  By: /s/ Michael C. Gerald
    ---------------------                      ---------------------
    James T. Clemmons                          Michael C. Gerald
    Chairman of the Board                      President/Chief Executive Officer
                                               and a Director
                                               (Principal Executive Officer)

Date: December 26, 1997                  Date: December 26, 1997

By: /s/ Jerry L. Rexroad                   By: /s/ Wilson B. Springs
    --------------------                        ---------------------
    Jerry L. Rexroad                            Wilson B. Springs
    Executive Vice President                    Director
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date: December 26, 1997                   Date: December 26, 1997

By: /s/ James C. Benton                     By: /s/ Samuel A. Smart
    -------------------                         -------------------
    James C. Benton                             Samuel A. Smart
    Director                                    Director

Date: December 26, 1997                   Date: December 26, 1997

By: /s/ Harold D. Clardy                    By: /s/ James P. Creel
    --------------------                        ------------------
    Harold D. Clardy                            James P. Creel
    Director                                    Director

Date: December 26, 1997                   Date: December 26, 1997

By: /s/ G. David Bishop                    By: /s/ James H. Dusenbury
    --------------------                       ----------------------
    G. David Bishop                            James H. Dusenbury
    Director                                   Director
Date: December 26, 1997                  Date: December 26, 1997

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

         1.       Independent Auditors' Report*

         2.       All Financial Statements*

                  (a) Consolidated Statements of Financial Condition as of September 30, 1996 and 1997.

                  (b) Consolidated Statements of Operations for the Years Ended September 30, 1995, 1996 and 1997.

                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1996 and 1997.

                  (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1996 and 1997.

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

                           (c) Employment Agreement with Phillip G. Stalvey

                           (d) Employment Agreement with Allen W. Griffin***

                           (e) Employment Agreement with Jimmy R. Graham***

                           (f) Employment Agreement with Richard L. Granger***

                           (g) Employment Agreement with Robert S. O'Harra***

                           (h) 1990 Stock Option Plan***

                           (i) Directors Performance Plan****

                  13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997*

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Auditors

                  27       Financial Data Schedule

        5. No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

* Incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1997, attached as an exhibit hereto.

** Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

*** Incorporated by reference to 1995 Form 10K filed with the Securities and Exchange Commission on December 29, 1995.

**** Incorporated  by  reference  to the  proxy  statement  for the 1996  Annual
     Meeting of Stockholders.