Form 10-Q
period 1997-12-31
COASTAL FINANCIAL CORP /DE
filed 1998-02-13
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended December 31, 1997

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

                           YES    [ X ]        NO    [   ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of (December 31, 1997).

Common Stock $.01 Par Value Per Share                         4,674,325 Shares
--------------------------------------------------------------------------------
            (Class)                                             (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 1997

TABLE OF CONTENTS

PART I-      Consolidated Financial Information

Item
       1.    Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1997 and December 31, 1997

             Consolidated Statements of Operations for the three months ended December 31, 1996 and 1997

             Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1997

             Consolidated Statements of Stockholders' Equity

             Notes to Consolidated Financial Statements

       2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations

       3.    Quantitative and Qualitative Disclosures about
             Market Risk


Part II - Other Information

Item
       1.    Legal Proceedings

       2.    Changes in Securities and use of proceeds

       3.    Default Upon Senior Securities

       4.    Submission of Matters to a Vote of Securities Holders

       5.    Other information

       6.    Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       September 30,   December 31,
                                                             1997           1997
                                                        ---------      ---------
                                                                (Unaudited)
                                                          (Dollars in thousands)
ASSETS:
Cash & amounts due from banks .....................     $  12,852      $  18,397
Short-term interest-bearing deposits ..............           559          2,175
Investment securities available for sale ..........        26,171         30,915
Mortgage-backed securities available for sale .....        23,023         72,982
Loans receivable (net of allowance for
   loan losses of $4,902 at September 30,
   1997 and $5,072 at December 31, 1997) ..........       403,570        411,519
Loans receivable held for sale ....................         8,359          6,806
Real estate acquired through foreclosure ..........           250            254
Office property and equipment, net ................         7,561          7,864
Federal Home Loan Bank stock, at cost .............         5,618          6,518
Accrued interest receivable on loans ..............         2,814          2,674
Accrued interest receivable on investments ........           452            809
Other assets and deferred charges .................         2,774          2,953
                                                        ---------      ---------
                                                        $ 494,003      $ 563,866
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits ..........................................     $ 347,116      $ 343,748
Securities sold under agreements to
   repurchase .....................................         2,666         45,496
Advances from Federal Home Loan Bank ..............       101,478        130,358
Other borrowings ..................................         2,193          2,665
Drafts outstanding ................................         1,018          1,265
Advances by borrowers for property taxes
  and insurance ...................................         1,409            495
Accrued interest payable ..........................           952          1,071
Other liabilities .................................         4,780          5,080
                                                        ---------      ---------
  Total liabilities ...............................       461,612        530,178
                                                        ---------      ---------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

                                                       September 30,   December 31,
                                                             1997           1997
                                                        ---------      ---------
                                                                (Unaudited)
                                                          (Dollars in thousands)

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued ........................          --             --
Common stock, $.01 par value, 5,000,000
   shares authorized;  4,646,534 shares at
   September 30, 1997 and 4,674,325 shares
   at December 31, 1997 issued and outstanding ....            46             46
Additional paid-in capital ........................         8,698          8,730
Retained earnings .................................        23,402         24,453
Treasury stock, at cost (9,760 shares) ............          (182)          --
Unrealized gain on securities available
  for sale, net of income taxes ...................           427            459
                                                        ---------      ---------
  Total stockholders' equity ......................        32,391         33,688
                                                        ---------      ---------
                                                        $ 494,003      $ 563,866
                                                        =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                        1996             1997
                                                     -----------      -----------
                                                             (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
Interest income:
   Loans receivable ............................     $     8,121      $     8,977
  Investment securities ........................             289              468
   Mortgage-backed securities ..................             488              652
   Other .......................................              99               80
                                                     -----------      -----------
   Total interest income .......................           8,997           10,177
                                                     -----------      -----------

Interest expense:
   Deposits ....................................           3,342            3,602
   Securities sold under agreement to
     repurchase ................................              25              333
   Advances from Federal Home Loan Bank ........           1,352            1,476
   Other borrowings ............................              91               36
                                                     -----------      -----------
  Total interest expense .......................           4,810            5,447
                                                     -----------      -----------
   Net interest income .........................           4,187            4,730
Provision for loan losses ......................             230              190
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           3,957            4,540
                                                     -----------      -----------
Other income:
   Fees and service charges ....................             426              483
   Loss from real estate owned .................             (55)             (20)
   Income from real estate held for investment .             327              218
   Gain on sale of loans receivable, net .......             228              357
   Gain on sale of securities available for sale              18               16
   Other income ................................             419              461
                                                     -----------      -----------
                                                           1,363            1,515
                                                     -----------      -----------
General and administrative expenses:
   Salaries and employee benefits ..............           1,688            1,884
   Net occupancy, furniture and fixtures
     and data processing expense ...............             760              789
   FDIC insurance premium ......................             129               52
   Other expenses ..............................             731              753
                                                     -----------      -----------
                                                           3,308            3,478
                                                     -----------      -----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                        1996             1997
                                                     -----------      -----------
                                                             (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
Earnings before income taxes ...................           2,012            2,577

Income taxes ...................................             734              950
                                                     -----------      -----------

Net income .....................................     $     1,278      $     1,627
                                                     ===========      ===========

Earnings per common share
  Basic ........................................     $       .28      $       .35
                                                     ===========      ===========
  Diluted ......................................     $       .26      $       .33
                                                     ===========      ===========

Common Shares Outstanding ......................       4,603,000        4,674,000
                                                     ===========      ===========

Weighted average common equivalent
  shares outstanding ...........................       4,841,000        4,911,000
                                                     ===========      ===========

Dividends per share ............................     $     .0825      $       .09
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                         1996              1997
                                                       --------        --------
                                                              (Unaudited)
                                                            (In thousands)
Cash flows from operating activities:
  Net earnings .................................       $  1,278        $  1,627
  Adjustments to reconcile net earnings
       to net cash provided by
      operating activities:
       Income from real estate
        held for investment ....................           (327)           (218)
       Depreciation ............................            213             239
       Provision for loan losses ...............            230             190
Origination of loans receivable
         held for sale .........................        (10,904)        (12,661)
Proceeds from sales of loans receivable
         held for sale .........................         11,647          14,214
(Increase) decrease in:
      Other assets and deferred charges ........            (82)           (179)
      Accrued interest receivable ..............            (24)           (217)
Increase (decrease) in:
      Accrued interest payable .................            (27)            119
     Other liabilities .........................           (746)            300
                                                       --------        --------

        Net cash provided by
             operating activities ..............          1,258           3,414
                                                       --------        --------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ......................         (1,502)         (8,808)
  Proceeds from sales of investment
       securities available for sale ...........           --             1,000
 Proceeds from maturities of investment
      securities available for sale ............          4,356           3,113
  Purchases of mortgage-backed securities
       available for sale ......................         (2,411)        (58,306)
 Proceeds from sales of mortgage-backed
       securities available for sale ...........           --             7,151
  Origination of loans receivable, net .........        (32,145)        (50,946)
  Purchase of loans receivable .................           --            (2,068)
  Principal collected on loans receivable
       and mortgage-backed securities, net .....         28,050          46,088
  Proceeds from sale of real estate
       acquired through foreclosure, net .......             65               4
  Purchases of office properties and
      equipment ................................           (343)           (542)
  Purchases (sales)of FHLB stock, net ..........            683            (900)
  Other investing activities, net ..............             51            --
                                                       --------        --------

      Net cash used in
             investing activities ..............         (3,196)        (64,214)
                                                       --------        --------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997 (CONTINUED)

                                                  1996          1997
                                                --------      --------
                                                     (Unaudited)
                                                   (In thousands)
Cash flows from financing activities:
  Increase (decrease) in deposits, net ....     $  8,618      $ (3,368)
  Increase (decrease) in securities sold
   under agreement to repurchase, net .....         (618)       42,830
  Proceeds from FHLB advances .............       21,000        82,080
  Repayment of FHLB advances ..............      (34,650)      (53,200)
  Proceeds from other borrowings ..........        1,587           472
  Decrease in advance payments by borrowers
     for property taxes and insurance .....       (1,005)         (914)
  Decrease in drafts outstanding, net .....       (1,163)          247
  Dividend to stockholders ................         (380)         (416)
  Other financing activities, net .........        1,129           230
                                                --------      --------
  Net cash (used in) provided by ..........       (5,482)       67,961
                                                --------      --------
    financing activities

Net increase (decrease)
   in cash and cash equivalents ...........       (7,420)        7,161
                                                --------      --------
Cash and cash equivalents at beginning
  of the period ...........................       20,861        13,411
                                                --------      --------
Cash and cash equivalents at end
  of the period ...........................     $ 13,441      $ 20,572
                                                ========      ========

Supplemental information:
  Interest paid ...........................     $  4,837      $ 10,058
                                                ========      ========

  Income taxes paid .......................     $     20      $    216
                                                ========      ========

Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure .........     $    --       $      8
                                                ========      ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Additional                                              Total
                                Common     Paid-In       Retained       Treasury               Stockholders'
                                Stock      Capital       Earnings        Stock        Other       Equity
                              --------     --------      --------      --------     --------      --------
                                                              (Unaudited)
                                                             (In thousands)
Balance at September
  30, 1996 ..............     $     46     $  8,698     $ 20,015      $ (1,185)     $    107     $ 27,681
Exercise of stock
  options ...............         --           --           (786)        1,003          --            217
Cash paid for fractional
  shares ................         --           --            (18)         --            --            (18)
Cash dividends ..........         --           --         (1,600)         --            --         (1,600)
Unrealized gain on
  securities available
  for sale, net of
  income taxes ..........         --           --           --            --             320          320
Net income ..............         --           --          5,791          --            --          5,791
                              --------     --------      --------      --------     --------      --------
Balance at September
  30, 1997 ..............     $     46     $  8,698     $ 23,402      $   (182)     $    427     $ 32,391
Exercise of stock
  options ...............         --             32         (160)          182          --             54
Cash dividends ..........         --           --           (416)         --            --           (416)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes ..........         --           --           --            --              32           32
Net income ..............         --           --          1,627          --            --          1,627
                              --------     --------      --------      --------     --------      --------

Balance at December
   31, 1997 .............     $     46     $  8,730     $ 24,453      $   --        $    459      $ 33,688
                              ========     ========      ========      ========     ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1997, included in the Company's 1997 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank ("the Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                    September 30,     December 31,
                                                         1997            1997
                                                             (Unaudited)
                                                           (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 237,964       $ 250,755
   Other, primarily commercial
    real estate ................................         97,680          94,292
   Construction loans ..........................         34,216          30,624
Consumer and commercial loans:
   Installment consumer loans ..................         24,378          23,090
   Mobile home loans ...........................          1,291           1,220
   Deposit account loans .......................          1,336           1,387
   Equity lines of credit ......................         15,294          16,219
   Commercial and other loans ..................         10,939          10,745
                                                      ---------       ---------
                                                        423,098         428,332
Less:
   Allowance for loan losses ...................          4,902           5,072
   Deferred loan fees (costs) ..................           (458)           (564)
   Undisbursed portion of loans in process .....         15,084          12,305
                                                      ---------       ---------
                                                      $ 403,570       $ 411,519
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                             December 31,
                                                     --------------------------
                                                      1996                1997
                                                     -------            -------
                                                             (Unaudited)
                                                           (In thousands)

Beginning allowances .....................           $ 4,172            $ 4,902
Provision for loan losses ................               230                190
Allowance on acquired loans ..............              --                   29
Loan recoveries ..........................                29                  2
Loan charge-offs .........................               (54)               (51)
                                                     -------            -------

Ending allowance .........................           $ 4,377            $ 5,072
                                                     =======            =======

(3)  DEPOSITS

Deposits consist of the following:


                                     September 30, 1997       December 31, 1997
                                  ----------------------    ---------------------
                                                Weighted                 Weighted
                                    Amount        Rate      Amount          Rate
                                  --------        ----      --------       ----
                                                   (Unaudited)
                                                 (In thousands)
Transaction accounts .......      $167,014        3.10%     $170,815       3.34%
Passbook accounts ..........        39,445        2.62        36,904       2.51
Certificate accounts .......       140,657        5.58       136,029       5.66
                                  --------        ----      --------       ----
                                  $347,116        4.02%     $343,748       4.17%
                                  ========        ====      ========       ====

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                     September 30, 1997       December 31, 1997
                                  ----------------------    ---------------------
                                                Weighted                 Weighted
                                    Amount        Rate      Amount          Rate
                                  --------        ----      --------       ----
                                                   (Unaudited)
                                                 (In thousands)
Maturing within:
1 year .....................      $ 23,620        6.15 %    $ 28,484       6.32%
2 years ....................        28,435        6.06        23,951       5.61
3 years ....................         6,761        6.45         5,861       6.47
4 years ....................         7,646        6.49         8,846       5.99
5 years and thereafter .....        35,016        6.79        63,216       5.31
                                  --------        ----      --------       ----
                                  $101,478        5.86%     $130,358       5.68%
                                  ========        ====      ========       ====


At September 30, 1997, and December 31, 1997, the Bank had pledged first mortgage loans with unpaid balances of approximately $213.9 million and $205.8 million, respectively, as collateral for FHLB advances. At September 30, 1997, included in the five years and thereafter maturity were $25.0 million subject to call provisions. At December 31, 1997, included in the five years and thereafter maturity were $50.0 million were subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Diluted earnings per share for the three month periods ended December 31, 1996 and 1997, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.


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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1997 TO DECEMBER 31, 1997

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

GENERAL

The Company reported $1.6 million in net earnings for the three months ended December 31, 1997, compared to net earnings of $1.3 million for the three months ended December 31, 1996. Net interest income increased $543,000 primarily as a result of an increase in interest income of $1.2 million which was offset by an increase in interest expense of $637,000. Provision for loan losses decreased from $230,000 for the three months ended December 31, 1996, to $190,000 for the three months ended December 31, 1997. Other income increased from $1.4 million for the three months ended December 31, 1996, to $1.5 million for the three months ended December 31, 1997. General and administrative expenses increased from $3.3 million for the three months ended December 31, 1996, to $3.5 million for the three months ended December 31, 1997.

Liquid assets, consisting of cash, interest-bearing deposits, and investment securities available for sale, increased from $62.6 million at September 30, 1997, to $124.5 million at December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury and Federal Agency Securities and other investments generally having maturities of five years or less. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is equal to 4% of such amount.

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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $43.0 million for the three months ended December 31, 1996, compared to $63.6 million for the three months ended December 31, 1997. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $28.1 million and $46.1 million for the three month periods ended December 31, 1996 and 1997, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the three month period ended December 31, 1996, the Company sold $11.6 million in mortgage loans compared to $12.7 million sold for the three month period ended December 31, 1997.

For the three month period ended December 31, 1996, the Company purchased $3.9 million in investment and mortgage-backed securities. For the three month period ended December 31, 1997, the Company purchased $67.1 million in investment and mortgage-backed securities. The investment securities purchased generally had maturities less than five years. The mortgage-backed securities purchased were primarily secured by one year ARMs. These purchases were funded primarily with reverse repurchase agreements and FHLB advances.

The Bank experienced a decrease of $3.4 million in deposits for the three month period ended December 31, 1997, primarily as a result of decreased certificate of deposit accounts. During fiscal 1997, the Company funded a portion of its loan growth and increase in securities available for sale with advances from the FHLB and reverse repurchase agreements.

At December 31, 1997, the Company had commitments to originate $3.9 million in mortgage loans, and $30.7 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At December 31, 1997, the Company had $105.3 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at December 31, 1997, the Company had pledged first mortgage loans in the amount of $205.8 million to the FHLB which could support approximately $24.0 million in additional advances.

As a condition of deposit insurance, current Federal Deposit Insurance Corporation(FDIC) regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital is approximately $33.7 million at December 31, 1997, exceeding tangible and core capital requirements by $25.3 million and $16.9 million, respectively. At December 31, 1997, the Bank's risk-based capital of approximately $37.4 million exceeded its current risk-based capital requirement by $10.4 million. (For further information see Regulatory Matters).

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

GENERAL

Net income increased from $1.3 million for the three months ended December 31, 1996, to $1.6 million for three months ended December 31, 1997, or 27.3%. Net interest income increased $543,000 primarily as a result of an increase of $1.2 million in interest income offset by a $637,000 increase in interest expense. Provision for loan losses decreased from $230,000 for three months ended December 31, 1996, to $190,000 for the three months ended December 31, 1997. Other income increased $152,000 primarily as a result of increased income from gain on sale of loans.

INTEREST INCOME

Interest income for the three months ended December 31, 1997, increased to $10.2 million as compared to $9.0 million for the three months ended December 31, 1996. The earning asset yield for the three months ended December 31, 1997, was 8.41% compared to a yield of 8.39% for the three months ended December 31, 1996. The average yield on loans receivable for the three months ended December 31, 1997, was 8.71% compared to 8.57% for the three months ended December 31, 1996. The increase in yield primarily resulted from repricing of teaser rate adjustable-rate mortgage loans originated in 1996. The yield on investments decreased to 6.72% for the three months ended December 31, 1997, from 6.76% for the three months ended December 31, 1996. Total average interest-earning assets were $487.3 million for the quarter ended December 31, 1997, as compared to $431.6 million for the quarter ended December 31, 1996. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $33.2 million, investment securities of $10.8 million and mortgage-backed securities of $13.1 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $5.4 million for the three months ended December 31, 1997, as compared to $4.8 million for December 31, 1996. The average cost of deposits for the three months ended December 31, 1997, was 4.18% compared to 4.17% for the three months ended December 31, 1996. The cost on interest-bearing liabilities was 4.61% for the three months ended December 31, 1997, as compared to 4.59% for the three months ended December 31, 1996. The cost of FHLB advances and reverse repurchase agreements was 5.82% and 5.77%, respectively, for the three months ended December 31, 1997. For the three months ended December 31, 1996, the cost was 6.07% and 5.36% respectively. Total average interest-bearing liabilities increased from $417.5 million at December 31, 1996 to $470.3 million at December 31, 1997. The increase in average interest bearing liabilities is due to an increase in average deposits of approximatley $24.4 million, FHLB advances of $12.4 million and reverse repurchase agreements of $16.2 million.

NET INTEREST INCOME

Net interest income was $4.7 million for the three months ended December 31, 1997, as compared to $4.2 million for the three months ended December 31, 1996. The net interest margin remained constant at 3.80% for the three months ended December 31, 1996 and 1997.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $230,000 for the period ended December 31, 1996, to $190,000 for the three months ended December 31, 1997. For the three months ended December 31, 1997, net charge-offs were $49,000 compared to net charge-offs of $25,000 for the three months ended December 31, 1996. The allowance for loan losses as a percentage of total loans was 1.22% at December 31, 1997, compared to 1.19% at September 30, 1997. Loans delinquent 90 days or more were .75% of total loans at December 31, 1997, compared to .06% at September 30, 1997. The allowance for loan losses was 184% of loans delinquent more than 90 days at December 31, 1997, as compared to 1,906% at September 30, 1997. Non performing loans included two significant loans with balances of approximately $2.3 million dollars. The Bank has initiated foreclosure proceedings on both properties. At the present time, management does not know if or when the loans will become performing. However, the Bank does not expect any material losses or charge-offs in regard to the loans. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the three months ended December 31, 1997, other income increased 11.2% to $1.5 million compared to $1.4 million for the three months ended December 31, 1996. Fees and service charges were $483,000 for the quarter ended December 31, 1997, compared to $426,000 for the quarter ended December 31, 1996. Gain on sale of loans was $357,000 for the quarter ended December 31, 1997, compared to $228,000 for the quarter ended December 31, 1996, as a result of increased volume in the Company's mortgage subsidiary. These were partially offset by a decrease in income from real estate held for investment of $109,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $3.3 million for the three months ended December 31, 1996, to $3.5 million for the three months ended December 31, 1997. Salaries and employee benefits increased from $1.7 million for the three months ended December 31, 1996, to $1.9 million for the three months ended December 31, 1997 primarily due to increased personnel in lending. Net occupancy, furniture and fixtures and data processing expenses increased $29,000 when comparing the two periods. FDIC insurance premiums were $129,000 for the quarter ended December 31, 1996, compared to $52,000 for the quarter ended December 31, 1997 as a result of the recapitalization of the SAIF during 1996. As a result of the recapitalization the Company's deposit insurance premiums decreased from .23% of insured deposits to .065% of insured deposits. Other expenses were $753,000 for the quarter ended December 31, 1997, compared to $731,000 for the quarter ended December 31, 1996.

INCOME TAXES

Income taxes increased from $734,000 for the three months ended December 31, 1996, to $950,000 for the three months ended December 31, 1997, as a result of increased income before taxes.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

REGULATORY MATTERS

 Under the FDICIA prompt corrective action provisions applicable to banks, to be categorized as "Well Capitalized", the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                            Categorized as "Well
                                                                                                            Capitalized" Under
                                                                         For Capital                         Prompt Corrective
                                            Actual                     Adequacy Purposes                      Action Provision
                                   ----------------------          ---------------------------             -----------------------
                                    Amount         Ratio           Amount               Ratio              Amount           Ratio
                                    ------         -----           ------               -----              ------           -----
(Dollar In Thousands)

As of December 31, 1997:
 Total Capital:                    $37,361         11.09%          $26,956               8.00%             $33,695          10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $33,747         10.02%             $N/A                N/A%             $20,217           6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $33,747          5.98%          $16,916               3.00%             $28,193           5.00%
   (To Total Assets)
 Tangible Capital:                 $33,747          5.98%           $8,458               1.50%                $N/A            N/A%
   (To Total Assets)


PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company adopted this standard in fiscal 1998 which did not have a material affect on EPS.

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

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 effective September 30, 1998.

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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

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

YEAR 2000 COMPLIANCE

The Company began working on year 2000 compliance issues in early 1997. Its data processor is currently approximately 65% complete with their programming. Testing will begin in May 1998 and the Company expects to be in full compliance by December 31, 1999. Internal software applications and hardware compliance issues will be resolved by December 31, 1998, to allow testing in early 1999. In February 1998, the Company engaged a national consulting firm to assist in the identification and testing of year 2000 issues. The Company believes it has adequate resources and funds to address the year 2000 issues. The Company is also in the process of addressing any loan relationships it believes could be materially effected by year 2000 issues. The Company currently expects the expenses related to addressing the year 2000 issues to be between $100,000 to $200,000 and expects additional hardware and software capital expenditures of approximately $100,000. However, no assurance can be given that such expenses and capital expenditures will not exceed these expected amounts.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1997, no material changes have occurred in market risk disclosures included in the Company's form 10K for the year ended September 30, 1997.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

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

Item 2.  Changes In Securities and Use of Proceeds

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

                     (c) Employment Agreement with Phillip G. Stalvey*****

                     (d) Employment Agreement with Allen W. Griffin***

                     (e) Employment Agreement with Jimmy R. Graham***

                     (f) Employment Agreement with Richard L. Granger***

                     (g) Employment Agreement with Robert S. O'Harra***

                     (h)   1990 Stock Option Plan***

                     (i)   Directors Performance Plan****

                     (j)   Loan Agreement with Bankers Bank

                  27       Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year coverd by this report.

-------------

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

***** Incorporated by reference to 1997 Form 10K filed with the Securities and Exchange Commission on January 2, 1998.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           COASTAL FINANCIAL CORPORATION

Date   February 13, 1998                   /s/Michael C. Gerald
                                           --------------------
                                           Michael C. Gerald
                                           President and Chief Executive Officer

Date   February 13, 1998                   /s/Jerry L. Rexroad
                                           -------------------
                                           Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer