Form 10-Q
period 1998-03-31
COASTAL FINANCIAL CORP /DE
filed 1998-05-15
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1998

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

                           YES    [ X ]        NO    [   ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

Common Stock $.01 Par Value Per Share                         6,247,623 Shares
--------------------------------------------------------------------------------
(Class)                                                         (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1998

TABLE OF CONTENTS

PART I-      Consolidated Financial Information

Item
     1.Consolidated Financial Statements (unaudited):

       Consolidated Statements of Financial Condition as of September 30, 1997 and March 31, 1998

       Consolidated Statements of Operations for the three months ended March 31, 1997 and 1998

       Consolidated Statements of Operations for the six months ended March 31, 1997 and 1998

       Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1998

       Consolidated Statements of Stockholders' Equity

       Notes to Consolidated Financial Statements

     2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations

     3.Quantitative and Qualitative Disclosures about
       Market Risk


Part II - Other Information

Item
     1.Legal Proceedings

     2.Changes in Securities and Use of Proceeds

     3.Default Upon Senior Securities

     4.Submission of Matters to a Vote of Securities Holders

     5.Other information

     6.Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     September 30,      March 31,
                                                         1997             1998
                                                       ---------       ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ...................      $  12,852       $  13,348
Short-term interest-bearing deposits ............            559             859
Investment securities available for sale ........         26,171          12,531
Mortgage-backed securities available for sale ...         23,023         111,951
Loans receivable (net of allowance for
   loan losses of $4,902 at September 30,
   1997 and $5,230 at March 31, 1998) ...........        403,570         410,098
Loans receivable held for sale ..................          8,359          12,001
Real estate acquired through foreclosure ........            250             235
Office property and equipment, net ..............          7,561           8,072
Federal Home Loan Bank stock, at cost ...........          5,618           6,101
Accrued interest receivable on loans ............          2,814           2,612
Accrued interest receivable on investments ......            452             806
Other assets and deferred charges ...............          2,774           4,625
                                                       ---------       ---------
                                                       $ 494,003       $ 583,239
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits ........................................      $ 347,116       $ 353,144
Securities sold under agreements to
   repurchase ...................................          2,666           2,430
Advances from Federal Home Loan Bank ............        101,478         115,019
Other borrowings ................................          2,193          70,583
Drafts outstanding ..............................          1,018             408
Advances by borrowers for property taxes
  and insurance .................................          1,409             818
Accrued interest payable ........................            952           1,327
Other liabilities ...............................          4,780           4,339
                                                       ---------       ---------
  Total liabilities .............................        461,612         548,068
                                                       ---------       ---------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                     September 30,      March 31,
                                                         1997             1998
                                                       ---------       ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued ......................           --              --
Common stock, $.01 par value, 15,000,000
   shares authorized; 6,195,379 shares at
   September 30, 1997 and 6,247,623 shares
   at March 31, 1998 issued and outstanding .....             46              46
Additional paid-in capital ......................          8,698           8,889
Retained earnings ...............................         23,402          25,711
Treasury stock, at cost (9,760 shares) ..........           (182)           --
Unrealized gain on securities available
  for sale, net of income taxes .................            427             525
                                                       ---------       ---------
  Total stockholders' equity ....................         32,391          35,171
                                                       ---------       ---------
                                                       $ 494,003       $ 583,239
                                                       =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                                        1997            1998
                                                     -----------      -----------
                                                             (Unaudited)
                                                        (Dollars in thousands,
                                                        except per share data)
Interest income:
   Loans receivable ............................     $     8,275      $     9,036
Investment securities ..........................             322              387
   Mortgage-backed securities ..................             560            1,287
   Other .......................................              72               63
                                                     -----------      -----------
   Total interest income .......................           9,229           10,773
                                                     -----------      -----------

Interest expense:
   Deposits ....................................           3,365            3,431
   Securities sold under agreement to
     repurchase ................................             214               29
   Advances from Federal Home Loan Bank ........           1,273            1,623
   Other borrowings ............................            --                872
                                                     -----------      -----------
  Total interest expense .......................           4,852            5,955
                                                     -----------      -----------
   Net interest income .........................           4,377            4,818
Provision for loan losses ......................             120              250
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           4,257            4,568
                                                     -----------      -----------

Other income:
   Fees and service charges ....................             417              508
   Loss from real estate owned .................             (18)             (34)
   Income from real estate held for investment .            --                  3
   Gain on sale of loans receivable, net .......             175              340
   Gain on sale of securities available for sale              12              253
   Other income ................................             433              506
                                                     -----------      -----------
                                                           1,019            1,576
                                                     -----------      -----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998 (CONTINUED)

                                                        1997            1998
                                                     -----------      -----------
                                                             (Unaudited)
                                                        (Dollars in thousands,
                                                        except per share data)
General and administrative expenses:
   Salaries and employee benefits ..............           1,649            1,823
   Net occupancy, furniture and fixtures
     and data processing expense ...............             696              769
   FDIC insurance premium ......................              50               54
   Other expenses ..............................             715              858
                                                     -----------      -----------
                                                           3,110            3,504
                                                     -----------      -----------
Earnings before income taxes ...................           2,166            2,640

Income taxes ...................................             790              961
                                                     -----------      -----------
Net income .....................................     $     1,376      $     1,679
                                                     ===========      ===========

Earnings per common share
  Basic ........................................     $       .22      $       .27
                                                     ===========      ===========
  Diluted ......................................     $       .21      $       .26
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,183,000        6,248,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,473,000        6,552,000
                                                     ===========      ===========

Dividends per share ............................     $     .0619      $     .0675
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                       1997             1998
                                                   -----------      -----------
                                                           (Unaudited)
                                                       (Dollars in thousands)
Interest income:
   Loans receivable ..........................     $    16,397      $    18,013
   Investment securities .....................             611              854
   Mortgage-backed securities ................           1,048            1,939
   Other .....................................             170              145
                                                   -----------      -----------
   Total interest income .....................          18,226           20,951
                                                   -----------      -----------

Interest expense:
   Deposits ..................................           6,706            7,033
   Securities sold under agreement to
     repurchase ..............................             330            1,270
   Advances from Federal Home Loan Bank ......           2,626            3,099
                                                   -----------      -----------
   Total interest expense ....................           9,662           11,402
                                                   -----------      -----------
   Net interest income .......................           8,564            9,549
Provision for loan losses ....................             350              440
                                                   -----------      -----------
   Net interest income after provision
     for loan losses .........................           8,214            9,109
                                                   -----------      -----------

Other income:
   Fees and service charges ..................             843              991
   Loss from real estate owned ...............             (74)             (54)
   Income from real estate held for investment             278              221
   Gain on sale of loans receivable, net .....             403              697
   Gain on sale of securities
    available for sale .......................              30              268
   Other income ..............................             853              968
                                                   -----------      -----------
                                                         2,333            3,091
                                                   -----------      -----------

General and administrative expenses:
   Salaries and employee benefits ............           3,337            3,707
   Net occupancy, furniture and fixtures
     and data processing expense .............           1,456            1,558
   FDIC insurance premium ....................             179              106
   Other expenses ............................           1,398            1,611
                                                   -----------      -----------
                                                         6,370            6,982
                                                   -----------      -----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                       1997             1998
                                                   -----------      -----------
                                                           (Unaudited)
                                                       (Dollars in thousands)
Earnings before income taxes .................           4,177            5,218

Income taxes .................................           1,523            1,911
                                                   -----------      -----------
Net income ...................................     $     2,654      $     3,307
                                                   ===========      ===========

Earnings per common share
    Basic ....................................     $       .43      $       .53
                                                   ===========      ===========
    Diluted ..................................     $       .41      $       .50
                                                   ===========      ===========

Weighted average common shares
  outstanding - basic ........................       6,183,000        6,248,000
                                                   ===========      ===========

Weighted average common
  shares outstanding - diluted ...............       6,464,000        6,551,000
                                                   ===========      ===========

Dividends per share ..........................     $      .124      $      .135
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998
                                                          1997           1998
                                                       ---------      ---------
                                                              (Unaudited)
                                                            (In thousands)
Cash flows from operating activities:
  Net earnings ...................................     $   2,654      $   3,307
  Adjustments to reconcile net earnings
       to net cash provided by
      operating activities:
       Income from real estate
        held for investment ......................          (278)          (221)
       Depreciation ..............................           427            490
       Provision for loan losses .................           350            440
Origination of loans receivable
         held for sale ...........................       (17,979)       (26,599)
Proceeds from sales of loans receivable
         held for sale ...........................        19,734         30,241
(Increase) decrease in:
      Other assets and deferred charges ..........        (1,056)        (1,851)
      Accrued interest receivable ................          (221)          (152)
Increase (decrease) in:
      Accrued interest payable ...................           (67)           375
     Other liabilities ...........................          (582)          (441)
                                                       ---------      ---------
        Net cash provided by
             operating activities ................         2,982          5,589
                                                       ---------      ---------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ........................       (14,177)        (9,311)
  Proceeds from sales of investment
       securities available for sale .............          --            4,500
 Proceeds from maturities of investment
      securities available for sale ..............         5,686         18,422
  Proceeds from maturities of mortgage-backed
      securities available for sale ..............           949           --
  Purchases of mortgage-backed securities
       available for sale ........................       (15,167)      (133,022)
 Proceeds from sales of mortgage-backed
       securities available for sale .............          --           37,769
  Origination of loans receivable, net ...........       (59,956)       (76,113)
  Purchase of loans receivable ...................        (3,065)        (2,068)
  Principal collected on loans receivable
       and mortgage-backed securities, net .......        52,712         70,105
  Proceeds from sale of real estate
       acquired through foreclosure, net .........            75             23
  Purchases of office properties and
      equipment ..................................          (606)          (932)
  Purchases (sales)of FHLB stock, net ............           616           (483)
  Other investing activities, net ................            51           --
                                                       ---------      ---------
      Net cash used in
             investing activities ................       (32,882)       (91,110)
                                                       ---------      ---------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998 (CONTINUED)

                                                    1997          1998
                                                ---------      ---------
                                                        (Unaudited)
                                                      (In thousands)
Cash flows from financing activities:
  Increase in deposits, net ...............     $  18,763      $   6,028
  Decrease in securities sold
   under agreement to repurchase, net .....        (1,934)          (236)
  Proceeds from FHLB advances .............        62,500        107,550
  Repayment of FHLB advances ..............       (81,109)       (94,009)
 Proceeds from other borrowings, net ......        26,434         68,390
 Decrease in advance payments by borrowers
     for property taxes and insurance, net           (637)          (591)
  Decrease in drafts outstanding, net .....          (325)          (610)
  Dividend to stockholders ................          (769)          (833)
  Other financing activities, net .........           510            628
                                                ---------      ---------
  Net cash (used in) provided by ..........       (23,433)        86,317
                                                ---------      ---------
    financing activities

Net increase (decrease)
   in cash and cash equivalents ...........        (6,467)           796
                                                ---------      ---------
Cash and cash equivalents at beginning
  of the period ...........................        20,861         13,411
                                                ---------      --------
Cash and cash equivalents at end
  of the period ...........................     $  14,394      $  14,207
                                                =========      =========

Supplemental information:
  Interest paid ...........................     $   9,729      $  11,027
                                                =========      =========

  Income taxes paid .......................     $     270      $   2,243
                                                =========      =========

Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure .........     $      --      $       8
                                                =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional                                   Total
                               Common      Paid-In     Retained        Treasury                Stockholders'
                                Stock      Capital      Earnings        Stock         Other        Equity
                              --------     --------     --------      --------      --------     --------
                                                               (Unaudited)
                                                              (In thousands)
Balance at September
  30, 1996 ..............     $     46     $  8,698     $ 20,015      $ (1,185)     $    107     $ 27,681
Exercise of stock
  options ...............         --           --           (786)        1,003          --            217
Cash paid for fractional
  shares ................         --           --            (18)         --            --
                                                                                                      (18)
Cash dividends ..........         --           --         (1,600)         --            --         (1,600)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes ..........         --           --           --            --             320          320
Net income ..............         --           --          5,791          --            --          5,791
                              --------     --------     --------      --------      --------     --------
Balance at September
  30, 1997 ..............     $     46     $  8,698     $ 23,402      $   (182)     $    427     $ 32,391
Exercise of stock
  options ...............         --            191         (165)          182          --            208
Cash dividends ..........         --           --           (833)         --            --           (833)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes ..........         --           --           --            --              98           98
Net income ..............         --           --          3,307          --            --          3,307
                              --------     --------     --------      --------      --------      --------

Balance at March
   31, 1998 .............     $     46     $  8,889     $ 25,711      $   --        $    525     $ 35,171
                              ========     ========     ========      ========      ========     ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1997, included in the Company's 1997 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                     September 30,      March 31,
                                                        1997              1998
                                                      ---------       ---------
                                                              (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 237,964       $ 234,180
   Other, primarily commercial
    real estate ................................         97,680         100,534
   Construction loans ..........................         34,216          38,657
Consumer and commercial loans:
   Installment consumer loans ..................         24,378          22,063
   Mobile home loans ...........................          1,291           1,096
   Deposit account loans .......................          1,336           1,248
   Equity lines of credit ......................         15,294          17,021
   Commercial and other loans ..................         10,939          11,409
                                                      ---------       ---------
                                                        423,098         426,208
Less:
   Allowance for loan losses ...................          4,902           5,230
   Deferred loan fees (costs) ..................           (458)           (561)
   Undisbursed portion of loans in process .....         15,084          11,441
                                                      ---------       ---------
                                                      $ 403,570       $ 410,098
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the six months ended:

                                                               March 31,
                                                       1997               1998
                                                     -------            -------
                                                             (Unaudited)
                                                            (In thousands)
Beginning allowances .....................           $ 4,172            $ 4,902
Provision for loan losses ................               350                440
Allowance on acquired loans ..............                25                 29
Loan recoveries ..........................                43                  8
Loan charge-offs .........................              (113)              (149)
                                                     -------            -------

Ending allowance .........................           $ 4,477            $ 5,230
                                                     =======            =======

(3)  DEPOSITS
Deposits consist of the following:

                                    September 30, 1997              March 31, 1998
                                  ------------------------     ------------------------
                                                  Weighted                     Weighted
                                                   Average                      Average
                                   Amount           Rate        Amount           Rate
                                   ------           ----        ------           ----
                                                       (Unaudited)
                                                      (In thousands)
Transaction accounts .......      $167,014          3.10%      $181,292          3.24%
Passbook accounts ..........        39,445          2.62         36,442          2.52
Certificate accounts .......       140,657          5.58        135,410          5.60
                                  --------          ----       --------          ----
                                  $347,116          4.02%      $353,144          4.07%
                                  ========          ====       ========          ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                         September 30, 1997            March 31, 1998
                                      -----------------------    -------------------------
                                                     Weighted                     Weighted
                                                     Average                      Average
                                       Amount          Rate       Amount          Rate
                                       ------          ----       ------          ----
Maturing within:                                         (Unaudited)
                                                        (In thousands)
1 year .........................      $ 23,620         6.15 %    $ 17,506         6.08 %
2 years ........................        28,435         5.79        22,050         5.80
3 years ........................         6,761         6.45         8,846         5.99
4 years ........................         7,646         5.91        34,161         5.45
5 years and thereafter .........        35,016         5.60        32,456         5.17
                                      --------         ----      --------         ----
                                      $101,478         5.86 %    $115,019         5.57 %
                                      ========         ====      ========         ====

At September 30, 1997, and March 31, 1998, the Bank had pledged first mortgage loans with unpaid balances of approximately $213.9 million and $207.6 million, respectively, as collateral for FHLB advances. At September 30, 1997, included in the four and five years and thereafter maturities were $30.0 million subject to call provisions. At March 31, 1998, included in the three, four and five years and thereafter maturities were $55.0 million subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Diluted earnings per share for the three and six month periods ended March 31, 1997 and 1998, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.

(6)  COMMON STOCK DIVIDENDS

On May 30, 1995, the Company declared a 5% common stock dividend aggregating 102,003 shares. On January 9, 1996 and June 20, 1996, the Company declared a five for four stock splits in the form of a 25% stock dividends, aggregating approximately 542,000 and 687,000 shares, respectively. On April 30, 1997, the Company declared a four for three stock split in the form of a 33% stock dividend, aggregating approximately 1,160,000 shares. On May 6, 1998, the Company declared a four-for-three stock split in the form of a 33% stock dividend, aggregating approximately 1,562,000 shares. All share and per share data has been retroactively restated to give effect to the common stock dividends.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1997 TO MARCH 31, 1998

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

LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury, Federal Agency Securities, mortgage-backed securities, and certain other investments. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawlable accounts and short-term borrowings, and is currently equal to 4% of such amount.

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $77.9 million for the six months ended March 31, 1997, compared to $102.7 million

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

for the six months ended March 31, 1998. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $52.7 million and $98.1 million for the six month periods ended March 31, 1997 and 1998, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the six month period ended March 31, 1997, the Company sold $19.7 million in mortgage loans compared to $30.2 million sold for the six month period ended March 31, 1998.

 For the six month period ended March 31, 1997, the Company purchased $29.3 million in investment and mortgage-backed securities. For the six month period ended March 31, 1998, the Company purchased $142.3 million in investment and mortgage-backed securities. The securities purchased generally had maturities of less than five years. The mortgage-backed securities purchased were primarily secured by one year ARMs. These purchases were funded primarily with short-term reverse repurchase agreements and FHLB advances.

The Bank experienced an increase of $6.0 million in deposits for the six month period ended March 31, 1998, primarily as a result of increased transaction accounts. During fiscal 1997, the Company funded a portion of its loan growth and increase in securities available for sale with advances from the FHLB and reverse repurchase agreements.

At March 31, 1998, the Company had commitments to originate $13.6 million in mortgage loans, and $29.2 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At March 31, 1998, the Company had $100.1 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at March 31, 1998, the Company had pledged first mortgage loans in the amount of $207.6 million to the FHLB which could support approximately $40.7 million in additional advances.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital is approximately $36.4 million at March 31, 1998, exceeding tangible and core capital requirements by $27.8 million and $19.1 million, respectively. At March 31, 1998, the Bank's risk-based capital of approximately $40.2 million exceeded its current risk-based capital requirement by $12.4 million. (For further information see Regulatory Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

GENERAL
Net income increased from $1.4 million for the three months ended March 31, 1997, to $1.7 million for three months ended March 31, 1998, or 22.0%. Net interest income increased $441,000 primarily as a result of an increase of

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

GENERAL - CONTINUED

$1.5 million in interest income offset by a $1.1 million increase in interest expense. Provision for loan losses increased from $120,000 for three months ended March 31, 1997, to $250,000 for the three months ended March 31, 1998. Other income increased $557,000 primarily as a result of increased income from gain on sale of loans, and securities. General and administrative expense increased from $3.1 million for the quarter ended March 31, 1997, to $3.5 million for the quarter ended March 31, 1998.

INTEREST INCOME

Interest income for the three months ended March 31, 1998, increased to $10.8 million as compared to $9.2 million for the three months ended March 31, 1997. The earning asset yield for the three months ended March 31, 1998, was 8.09% compared to a yield of 8.45% for the three months ended March 31, 1997. The average yield on loans receivable for the three months ended March 31, 1998 and 1997 was 8.66%. Approximately $168,000 of interest income on loans was reserved during the March 31, 1998 quarter for two significant non performing loans. This reserve impacted the average loan yield by 16 basis points. See "Provision for Loan Losses." The yield on investments decreased to 6.55% for the three months ended March 31, 1998, from 6.69% for the three months ended March 31, 1997. Total average interest-earning assets were $538.7 million for the quarter ended March 31, 1998, as compared to $440.6 million for the quarter ended March 31, 1997. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $35.4 million, investment securities of approximately $4.4 million and mortgage-backed securities of approximately $58.0 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $6.0 million for the three months ended March 31, 1998, as compared to $4.9 million for March 31, 1997. The average cost of deposits for the three months ended March 31, 1998, was 4.03% compared to 4.14% for the three months ended March 31, 1997. The cost on interest-bearing liabilities was 4.58% for the three months ended March 31, 1998, as compared to 4.51% for the three months ended March 31, 1997. The cost of FHLB advances and reverse repurchase agreements was 5.54% and 5.97%, respectively, for the three months ended March 31, 1998. For the three months ended March 31, 1997, the cost was 5.79% and 5.50%, respectively. Total average interest-bearing liabilities increased from $426.1 million at March 31, 1997 to $519.7 million at March 31, 1998. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $15.9 million, FHLB advances of $29.1 million and reverse repurchase agreements of $47.5 million.

NET INTEREST INCOME

Net interest income was $4.8 million for the three months ended March 31, 1998, as compared to $4.4 million for the three months ended March 31, 1997. The net interest margin was 3.50% for the three months ended March 31, 1998, and 3.94% for the three months ended March 31, 1997. During the quarter the Bank entered into a leverage strategy by purchasing ARM mortgage-backed securities which were

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

funded by repurchase agreements and short-term advances. This strategy has a negligible spread during the first year. However, upon repricing these securities should yield approximately 180-200 basis point above the one year treasury. The ultimate yield will depend on the securities speed of repayment. The majority of these ARM mortgage-backed securities may reprice in an average of approximately ten months.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $120,000 for the period ended March 31, 1997, to $250,000 for the three months ended March 31, 1998 primarily as a result of continued increased growth in commercial lending. For the three months ended March 31, 1998, net charge-offs were $92,000 compared to net charge-offs of $45,000 for the three months ended March 31,1997. The allowance for loan losses as a percentage of total loans was 1.24% at March 31, 1998, compared to 1.19% at September 30, 1997. Loans delinquent 90 days or more were 1.20% of total loans at March 31, 1998, compared to .06% at September 30, 1997. The allowance for loan losses was 104% of loans delinquent more than 90 days at March 31, 1998, as compared to 1,906% at September 30, 1997. Non performing loans included two significant loans with balances of approximately $4.0 million dollars. The Bank has initiated foreclosure proceedings on both properties. Subsequent to March 31, 1998, one loan became current, however, management does not know if or when the other loan will become performing. Presently, the Bank does not expect any material losses or charge-offs regarding this loan. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the three months ended March 31, 1998, other income increased 54.7% to $1.6 million compared to $1.0 million for the three months ended March 31, 1997. Fees and service charges were $508,000 for the quarter ended March 31, 1998, compared to $417,000 for the quarter ended March 31, 1997. This increase resulted from approximately 9% growth in core deposits since September 30, 1997. Gain on sale of loans was $340,000 for the quarter ended March 31, 1998, compared to $175,000 for the quarter ended March 31, 1997. This is due to a decreasing long-term interest rate environment which has led to increased mortgage refinancing. Gain on sale of securities was $253,000 for the quarter ended March 31, 1998, compared to $12,000 for the quarter ended March 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $3.1 million for the three months ended March 31, 1997, to $3.5 million for the three months ended March 31, 1998. Salaries and employee benefits increased from $1.6 million for the three months ended March 31, 1997, to $1.8 million for the three months ended March 31, 1998 primarily due to increased number of lending personnel. Net occupancy, furniture and fixtures and data processing expenses increased $73,000 when comparing the two periods. Other expenses were $858,000 for the quarter ended March 31, 1998, compared to $715,000 for the quarter ended March 31, 1997.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

INCOME TAXES

Income taxes increased from $790,000 for the three months ended March 31, 1997, to $961,000 for the three months ended March 31, 1998, as a result of increased income before taxes.

GENERAL

Net income increased from $2.7 million for the six months ended March 31, 1997, to $3.3 million for six months ended March 31, 1998, or 24.6%. Net interest income increased $985,000 primarily as a result of an increase in interest income of $2.7 million offset by an increase of $1.7 million in interest expense. Provision for loan losses increased from $350,000 for six months ended March 31, 1997, to $440,000 for the six months ended March 31, 1998. Other income increased $758,000.
General and administrative expenses increased $612,000.

INTEREST INCOME

Interest income for the six months ended March 31, 1998, increased to $21.0 million as compared to $18.2 million for the six months ended March 31, 1997. The earning asset yield for the six months ended March 31, 1998, was 8.25% compared to a yield of 8.43% for the six months ended March 31, 1997. Approximately $202,000 of interest income on loans was reserved during the six months ended March 31, 1998 for two significant non performing loans. This reserve impacted the average loan yield by 10 basis points. See "Provision for Loan Losses." The average yield on loans receivable for the six months ended March 31, 1998, was 8.70% compared to 8.63% for the six months ended March 31, 1997. The yield on investments decreased to 6.63% for the six months ended March 31, 1998, from 6.72% for the six months ended March 31, 1997. Total average earning assets were $513.0 million for the six month period ended March 31, 1998, as compared to $436.2 million for the six month period ended March 31, 1997.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $11.4 million for the six months ended March 31, 1998, as compared to $9.7 million for the six months ended March 31, 1997. The average cost of deposits for the six months ended March 31, 1998, was 4.10% compared to 4.16% for the six months ended March 31, 1997. The cost of interest-bearing liabilities was 4.61% for the six months ended March 31, 1998, as compared to 4.48% for the six months ended March 31, 1997. Total average interest-bearing liabilities increased from $429.1 million at March 31, 1997 to $495.1 million at March 31, 1998.

NET INTEREST INCOME

Net interest income was $9.5 million for the six months ended March 31, 1998, as compared to $8.6 million for the six months ended March 31, 1997. The net interest margin decreased to 3.64% for the six months ended March 31, 1998, from 3.95% for the six months ended March 31, 1997. Since the majority of the

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

Company's assets are adjustable rate mortgage loans which reprice annually versus many of the Company's liabilities which reprice more quickly, the Company may experience a decrease in its interest rate spread should interest rates increase rapidly.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $350,000 for the period ended March 31, 1997, to $440,000 for the six months ended March 31, 1998. For the six months ended March 31, 1998, net charge-offs were $141,000 compared to net charge-offs of $70,000 for the six months ended March 31, 1997. The allowance for loan losses as a percentage of total loans was 1.24% at March 31, 1998, compared to 1.19% at September 30, 1997. Non performing loans included two significant loans with balances of approximately $4.0 million dollars.

The Bank has initiated foreclosure proceedings on both properties. Subsequent to March 31, 1998, one loan became current; however, management does not know if or when the other loan will become performing. Presently, the Bank does not expect any material losses or charge-offs regarding this loan. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the six months ended March 31, 1998, other income increased 32.5% to $3.1 million compared to $2.3 million for the six months ended March 31, 1997. Fees & service charges for the six months ended March 31, 1997 were $843,000 compared to $991,000 for the six months ended March 31, 1998. This is the result of approximately 9% growth in core deposits since September 30, 1997. Other income increased from $853,000 for the six months ended March 31, 1997 compared to $968,000 for the six months ended March 31, 1998. Due to a decreasing long-term interest rate environment which has resulted in increased mortgage refinancing, gain on sale of loans was $403,000 for the six months ended March 31, 1997, compared to $697,000 for the six months ended March 31, 1998. Proceeds from sales of mortgages were $26.6 million, an increase of 42.9%, for the first six months of 1998 compared to $18.0 million for the comparable 1997 period. Gain on sale of securities was $30,000 for the six months ended March 31, 1997, compared to $268,000 for the six months ended March 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $6.4 million for the six months ended March 31, 1997, to $7.0 million for the six months ended March 31, 1998. Salaries and employee benefits increased $370,000, or 11.1% primarily as a result of increased lending personnel. Net occupancy, furniture and fixtures and data processing expense increased $102,000 primarily as a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility. Other expense was $1.4 million for the six months ended March 31, 1997, compared to $1.6 million for the six months ended March 31, 1998. These were partially offset by lower FDIC premiums of $73,000.

INCOME TAXES

Income taxes increased from $1.5 million for the six months ended March 31, 1997, to $1.9 million for the six months ended March 31, 1998, as a result of increased income before taxes.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998

REGULATORY MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                     Categorized as "Well
                                                                                                      Capitalized" Under
                                                                          For Capital                  Prompt Corrective
                                           Actual                     Adequacy Purposes                 Action Provision
                                   ----------------------          ------------------------         ----------------------
                                   Amount           Ratio          Amount             Ratio         Amount           Ratio
                                   ------           -----          ------             -----         ------           -----
                                                                     (Dollar In Thousands)

As of March 31, 1998:
 Total Capital: ............       $40,153          11.58%         $27,731             8.00%        $34,664          10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital: ...........       $36,406          10.50%         $   N/A              N/A%        $20,798           6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital: ...........       $36,406           6.31%         $17,318             3.00%        $28,864           5.00%
   (To Total Assets)
 Tangible Capital: .........       $36,406           6.31%         $ 8,659             1.50%           $N/A            N/A%
   (To Total Assets)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 in the first quarter of fiscal 1999.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that this standard will materially effect the Company.

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

YEAR 2000 COMPLIANCE

The Company began working on year 2000 compliance issues in early 1997. Its data processor is currently approximately 65% complete with their programming. Testing will begin in May 1998 and the Company expects to be in full compliance by December 31, 1999. Internal software applications and hardware compliance issues will be resolved by December 31, 1998, to allow testing in early 1999. In February 1998, the Company engaged a national consulting firm to assist in the

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998

identification and testing of year 2000 issues. The Company believes it has adequate resources and funds to address the year 2000 issues. The Company is also in the process of addressing any loan relationships it believes could be materially effected by year 2000 issues. The Company currently expects the expenses related to addressing the year 2000 issues to be between $100,000 to $200,000 (to be expensed as incurred) and expects additional hardware and software capital expenditures of approximately $100,000. Most of these expenses will be incurred in fiscal 1998 and 1999. However, no assurance can be given that such expenses and capital expenditures will not exceed these expected amounts.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1998, no material changes have occurred in market risk disclosures included in the Company's form 10-K for the year ended September 30, 1997.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings

     The Bank is a defendant in one significant lawsuit. The action commenced on December 1, 1997, and the Plaintiffs are seeking approximately $1.5 million in actual damages as well as punitive damages. The cause of action is breach of fiduciary duties, negligence, fraud, civil conspiracy and breach of contract arising out of a lending relationship. At this date, the Bank does not know if or when the action will go to trial. The Bank will vigorously defend this suit and does not anticipate any settlement discussions.

Item 2.  Changes In Securities and Use of Proceeds

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual stockholders meeting held on January 26, 1998, the following items were ratified.

(a) The election as directors of all nominees: Harold D. Clardy, James H. Dusenbury and Michael C. Gerald.

A total of 4,655,982 votes were entitled to be cast. Votes for Clardy were 4,019,977 with 48,309 withheld; votes for James H. Dusenbury were 4,065,367 with 2,019 withheld; votes for Michael C. Gerald were 4,065,621 with 1,765 withheld.

James C. Benton, G. David Bishop, J. T. Clemmons, James P. Creel, Wilson B. Springs and Samuel A. Smart are directors whose terms continued after the meeting.

(b) Ratification of an amendment to Coastal Financial Corporation's Certificate of Incorporation to increase the authorized number of shares of common stock from 5,000,000 to 15,000,000

A total of 4,655,928 votes were entitled to be cast. Votes for the amendment were 3,972,890 and votes against were 90,427 and votes abstained were 4,069.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 5.  Other Information

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

                  3  (a)   Certificate of Incorporation of Coastal Financial
                           Corporation**

                  3  (b)   Certificate of Amendment to Certificate of
                           Incorporation of Coastal Financial Corporation

                     (c)   Bylaws of Coastal Financial Corporation**

                  10 (a)   Employment Agreement with Michael C. Gerald***

                     (b)   Employment Agreement with Jerry L. Rexroad***

                     (c)   Employment Agreement with Phillip G. Stalvey*****

                     (d)   Employment Agreement with Allen W. Griffin***

                     (e)   Employment Agreement with Jimmy R. Graham***

                     (f)   1990 Stock Option Plan***

                     (g)   Directors Performance Plan****

                     (h)   Loan Agreement with Bankers Bank******

                  27       Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter covered by this report.


* Incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1997, attached as an exhibit hereto.

** Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

*** Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

**** Incorporated by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

***** Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

****** Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          COASTAL FINANCIAL CORPORATION




Date May 15, 1998                          /s/ Michael C. Gerald
                                           ----------------------
                                           Michael C. Gerald
                                           President and Chief Executive Officer

Date May 15, 1998                          /s/ Jerry L. Rexroad
                                           Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer