Form 10-Q
period 1998-06-30
COASTAL FINANCIAL CORP /DE
filed 1998-08-13
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                           YES    [ X ]        NO    [   ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

Common Stock $.01 Par Value Per Share                         6,255,589 Shares
-------------------------------------                         ----------------
            (Class)                                             (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1998

TABLE OF CONTENTS
-----------------

PART I-      Consolidated Financial Information

Item 1.
       Consolidated Financial Statements (unaudited):

       Consolidated Statements of Financial Condition as of September 30, 1997 and June 30, 1998

       Consolidated Statements of Operations for the three months ended June 30, 1997 and 1998

       Consolidated Statements of Operations for the nine months ended June 30, 1997 and 1998

       Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1998

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

Item
     1.Legal Proceedings

     2.Changes in Securities and Use of Proceeds

     3.Default Upon Senior Securities

     4.Submission of Matters to a Vote of Securities Holders

     5.Other information

     6.Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     September 30,      June 30,
                                                          1997            1998
                                                       ---------       ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ...................      $  12,852       $  13,908
Short-term interest-bearing deposits ............            559             284
Investment securities available for sale ........         26,171          14,217
Mortgage-backed securities available for sale ...         23,023         150,732
Loans receivable (net of allowance for
   loan losses of $4,902 at September 30,
   1997 and $5,519 at June 30, 1998) ............        403,570         405,985
Loans receivable held for sale ..................          8,359          10,184
Real estate acquired through foreclosure ........            250             271
Office property and equipment, net ..............          7,561           8,437
Federal Home Loan Bank stock, at cost ...........          5,618           6,361
Accrued interest receivable on loans ............          2,814           2,695
Accrued interest receivable on investments ......            452           1,198
Other assets and deferred charges ...............          2,774           2,615
                                                       ---------       ---------
                                                       $ 494,003       $ 616,887
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits ........................................      $ 347,116       $ 367,922
Securities sold under agreements to
   repurchase ...................................          2,666          76,226
Advances from Federal Home Loan Bank ............        101,478         123,209
Other borrowings ................................          2,193           5,186
Drafts outstanding ..............................          1,018           1,141
Advances by borrowers for property taxes
  and insurance .................................          1,409           1,088
Accrued interest payable ........................            952           1,168
Other liabilities ...............................          4,780           4,569
                                                       ---------       ---------
  Total liabilities .............................        461,612         580,509
                                                       ---------       ---------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                                                     September 30,      June 30,
                                                          1997            1998
                                                       ---------       ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued ......................           --              --
Common stock, $.01 par value, 15,000,000
   shares authorized; 6,195,379 shares at
   September 30, 1997 and 6,255,589 shares
   at June 30, 1998 issued and outstanding ......             62              62
Additional paid-in capital ......................          8,682           8,873
Retained earnings ...............................         23,402          27,017
Treasury stock, at cost (9,760 shares) ..........           (182)           --
Unrealized gain on securities available
  for sale, net of income taxes .................            427             426
                                                       ---------       ---------
  Total stockholders' equity ....................         32,391          36,378
                                                       ---------       ---------
                                                       $ 494,003       $ 616,887
                                                       =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                                          1997            1998
                                                          ----            ----
                                                             (Unaudited)
                                                        (Dollars in thousands,
                                                        except per share data)
Interest income:
   Loans receivable ............................     $     8,542      $     9,169
   Investment securities ........................            513              241
   Mortgage-backed securities ..................             713            1,793
   Other .......................................              38               91
                                                     -----------      -----------
   Total interest income .......................           9,806           11,294
                                                     -----------      -----------
Interest expense:
   Deposits ....................................           3,410            3,612
   Securities sold under agreements to
     repurchase ................................             523            1,068
   Advances from Federal Home Loan Bank ........           1,280            1,649
                                                     -----------      -----------
     Total interest expense ....................           5,213            6,329
                                                     -----------      -----------
   Net interest income .........................           4,593            4,965
Provision for loan losses ......................             190              240
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           4,403            4,725
                                                     -----------      -----------
Other income:
   Fees and service charges ....................             367              469
   Loss from real estate owned .................             (33)             (22)
   Gain on sale of loans receivable, net .......             225              279
   Gain on sale of securities available for sale               3              242
   Other income ................................             432              553
                                                     -----------      -----------
                                                             994            1,521
                                                     -----------      -----------
General and administrative expenses:
   Salaries and employee benefits ..............           1,714            1,898
   Net occupancy, furniture and fixtures
     and data processing expense ...............             677              837
   FDIC insurance premium ......................              52               53
   Other expenses ..............................             556              656
                                                     -----------      -----------
                                                           2,999            3,444
                                                     -----------      -----------
Earnings before income taxes ...................           2,398            2,802

Income taxes ...................................             882            1,040
                                                     -----------      -----------
Net income .....................................     $     1,516      $     1,762
                                                     ===========      ===========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998 (CONTINUED)

                                                          1997            1998
                                                          ----            ----
                                                             (Unaudited)
                                                        (Dollars in thousands,
                                                        except per share data)
Earnings per common share
  Basic ........................................     $       .24      $       .28
                                                     ===========      ===========
  Diluted ......................................     $       .23      $       .27
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,188,000        6,256,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,531,000        6,581,000
                                                     ===========      ===========

Dividends per share ............................     $     .0675      $       .07
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998

                                                       1997              1998
                                                   -----------      -----------
                                                            (Unaudited)
                                                       (Dollars in thousands)
Interest income:
   Loans receivable ..........................     $    24,939      $    27,182
   Investment securities .....................           1,123            1,095
   Mortgage-backed securities ................           1,761            3,732
   Other .....................................             209              236
                                                   -----------      -----------
   Total interest income .....................          28,032           32,245
                                                   -----------      -----------
Interest expense:
   Deposits ..................................          10,116           10,645
   Securities sold under agreements to
     repurchase ..............................             854            2,338
   Advances from Federal Home Loan Bank ......           3,906            4,748
                                                   -----------      -----------
   Total interest expense ....................          14,876           17,731
                                                   -----------      -----------
   Net interest income .......................          13,156           14,514
Provision for loan losses ....................             540              680
                                                   -----------      -----------
   Net interest income after provision
     for loan losses .........................          12,616           13,834
                                                   -----------      -----------
Other income:
   Fees and service charges ..................           1,209            1,292
   Loss from real estate owned ...............            (106)             (76)
   Income from real estate held for investment             278              221
   Gain on sale of loans receivable, net .....             628              976
   Gain on sale of securities
    available for sale .......................              33              510
   Other income ..............................           1,287            1,519
                                                   -----------      -----------
                                                         3,329            4,442
                                                   -----------      -----------
General and administrative expenses:
   Salaries and employee benefits ............           5,051            5,605
   Net occupancy, furniture and fixtures
     and data processing expense .............           2,133            2,395
   FDIC insurance premium ....................             231              158
   Other expenses ............................           1,955            2,100
                                                   -----------      -----------
                                                         9,370           10,258
                                                   -----------      -----------

PART 1. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998 (CONTINUED)

                                                       1997              1998
                                                   -----------      -----------
                                                            (Unaudited)
                                                       (Dollars in thousands)
Earnings before income taxes .................           6,575            8,018

Income taxes .................................           2,405            2,949
                                                   -----------      -----------
Net income ...................................     $     4,170      $     5,069
                                                   ===========      ===========

Earnings per common share
    Basic ....................................     $       .67      $       .81
                                                   ===========      ===========
    Diluted ..................................     $       .65      $       .77
                                                   ===========      ===========

Weighted average common shares
  outstanding - basic ........................       6,188,000        6,256,000
                                                   ===========      ===========

Weighted average common
  shares outstanding - diluted ...............       6,464,000        6,546,000
                                                   ===========      ===========

Dividends per share ..........................     $     .2025      $       .21
                                                   ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998
                                                     1997            1998
                                                  ---------      ---------
                                                         (Unaudited)
                                                        (In thousands)
Cash flows from operating activities:
  Net earnings ..............................     $   4,170      $   5,069
  Adjustments to reconcile net earnings
       to net cash provided by
       operating activities:
       Income from real estate
        held for investment .................          (278)          (221)
       Depreciation .........................           643            753
       Provision for loan losses ............           540            680
Origination of loans receivable
         held for sale ......................       (29,652)       (50,611)
Proceeds from sales of loans receivable
         held for sale ......................        31,123         52,436
(Increase) decrease in:
      Other assets and deferred charges .....        (1,052)           159
      Accrued interest receivable ...........          (875)          (627)
Increase (decrease) in:
      Accrued interest payable ..............            50            216
     Other liabilities ......................          (401)          (211)
                                                  ---------      ---------
        Net cash provided by
             operating activities ...........         4,268          7,643
                                                  ---------      ---------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ...................       (20,023)       (15,167)
  Proceeds from sales of investment
       securities available for sale ........         2,399          4,500
 Proceeds from maturities of investment
      securities available for sale .........         5,936         22,596
  Proceeds from maturities of mortgage-backed
      securities available for sale .........           949           --
  Purchases of mortgage-backed securities
       available for sale ...................       (24,636)      (226,852)
 Proceeds from sales of mortgage-backed
       securities available for sale ........         4,712         77,947
  Origination of loans receivable, net ......      (103,523)       (99,314)
  Purchase of loans receivable ..............        (3,065)       (10,442)
 Principal collected on loans receivable
       and mortgage-backed securities, net ..        89,517        124,164
  Proceeds from sale of real estate
       acquired through foreclosure, net ....           135             27
  Purchases of office properties and
      equipment .............................          (888)        (1,629)
  Purchases (sales)of FHLB stock, net .......           491           (743)
  Other investing activities, net ...........            51           --
                                                  ---------      ---------
      Net cash used in
             investing activities ...........       (47,945)      (124,913)
                                                  ---------      ---------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998 (CONTINUED)

                                                         1997              1998
                                                      ---------       ---------
                                                              (Unaudited)
                                                             (In thousands)
Cash flows from financing activities:
  Increase in deposits, net ....................      $  18,566       $  20,806
  Increase in securities sold
   under agreement to repurchase, net ..........         34,963          73,560
  Proceeds from FHLB advances ..................        122,470         176,025
  Repayment of FHLB advances ...................       (134,694)       (154,294)
 Proceeds from other borrowings, net ...........            (40)          2,993
 Decrease in advance payments by borrowers
     for property taxes and insurance, net .....           (332)           (321)
  Decrease in drafts outstanding, net ..........           (876)            123
  Dividend to stockholders .....................         (1,198)         (1,271)
  Other financing activities, net ..............            611             430
                                                      ---------       ---------
  Net cash provided by financing ...............         39,470         118,051
                                                      ---------       ---------
    activities

Net increase (decrease)
   in cash and cash equivalents ................         (4,207)            781
                                                      ---------       ---------
Cash and cash equivalents at beginning
  of the period ................................         20,861          13,411
                                                      ---------       ---------
Cash and cash equivalents at end
  of the period ................................      $  16,654       $  14,192
                                                      =========       =========

Supplemental information:
  Interest paid ................................      $  14,826       $  17,515
                                                      =========       =========

  Income taxes paid ............................      $   1,410       $   2,872
                                                      =========       =========

Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure ..............      $     357       $      48
                                                      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Additional                                    Total
                              Common        Paid-In     Retained      Treasury                  Stockholders'
                               Stock        Capital     Earnings        Stock          Other       Equity
                               -----        -------     --------        -----          -----       ------
                                                               (Unaudited)
                                                              (In thousands)
Balance at September
  30, 1996 ..............     $     62     $  8,682     $ 20,015      $ (1,185)     $    107      $ 27,681
Exercise of stock
  options ...............         --           --           (786)        1,003          --             217
Cash paid for fractional
  shares ................         --           --            (18)         --            --             (18)

Cash dividends ..........         --           --         (1,600)         --            --          (1,600)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes ..........         --           --           --            --             320           320
Net income ..............         --           --          5,791          --            --           5,791
                              --------     --------      --------      --------      --------      --------
Balance at September
  30, 1997 ..............     $     62     $  8,682     $ 23,402      $   (182)     $    427      $ 32,391
Exercise of stock
  options ...............         --            191         (183)          182          --             190
Cash dividends ..........         --           --         (1,271)         --            --          (1,271)
Change in unrealized gain
  on securities available
  for sale, net of
  income taxes ..........         --           --           --            --              (1)           (1)
Net income ..............         --           --          5,069          --            --           5,069
                              --------     --------      --------      --------      --------      --------

Balance at June
   30, 1998 .............     $     62     $  8,873     $ 27,017       $  --         $   426      $ 36,378
                              ========     ========     ========       ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1997, included in the Company's 1997 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                       September 30,    June 30,
                                                           1997           1998
                                                        ---------      ---------
                                                              (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units ................     $ 237,964      $ 251,157
   Other, primarily commercial
    real estate ...................................        97,680         91,135
   Construction loans .............................        34,216         27,088
Consumer and commercial loans:
   Installment consumer loans .....................        24,378         20,829
   Mobile home loans ..............................         1,291          1,144
   Deposit account loans ..........................         1,336            951
   Equity lines of credit .........................        15,294         17,225
   Commercial and other loans .....................        10,939         10,145
                                                        ---------      ---------
                                                          423,098        419,674
Less:
   Allowance for loan losses ......................         4,902          5,519
   Deferred loan fees (costs) .....................          (458)          (698)
   Undisbursed portion of loans in process ........        15,084          8,868
                                                        ---------      ---------
                                                        $ 403,570      $ 405,985
                                                        =========      =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                               June 30,
                                                       1997               1998
                                                     -------            -------
                                                             (Unaudited)
                                                            (In thousands)
Beginning allowances .....................           $ 4,173            $ 4,902
Provision for loan losses ................               540                680
Allowance on acquired loans ..............                25                109
Loan recoveries ..........................                57                 34
Loan charge-offs .........................              (195)              (206)
                                                     -------            -------

Ending allowance .........................           $ 4,600            $ 5,519
                                                     =======            =======


(3)  DEPOSITS
Deposits consist of the following:

                                     September 30, 1997                 June 30, 1998
                                  -----------------------          -----------------------
                                                 Weighted                         Weighted
                                                  Average                          Average
                                   Amount           Rate            Amount           Rate
                                   ------           ----            ------           ----
                                                        (Unaudited)
                                                       (In thousands)
Transaction accounts .......      $167,014          3.10%          $183,943          3.24%
Passbook accounts ..........        39,445          2.62             35,481          2.73
Certificate accounts .......       140,657          5.58            148,498          5.37
                                  --------          ----           --------          ----
                                  $347,116          4.02%          $367,922          4.05%
                                  ========          ====           ========          ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                        September 30, 1997               June 30, 1998
                                      ----------------------       -----------------------
                                                    Weighted                      Weighted
                                                     Average                       Average
                                       Amount          Rate          Amount          Rate
                                       ------          ----          ------          ----
Maturing within:                                          (Unaudited)
                                                         (In thousands)
1 year .........................      $ 23,620         6.15 %      $ 29,435         5.78 %
2 years ........................        28,435         5.79           5,861         6.23
3 years ........................         6,761         6.45          10,246         5.79
4 years ........................         7,646         5.91           2,519         6.40
5 years and thereafter .........        35,016         5.60          75,148         5.25
                                      --------         ----        --------         ----
                                      $101,478         5.86 %      $123,209         5.49 %
                                      ========         ====        ========         ====

At September 30, 1997, and June 30, 1998, the Bank had pledged first mortgage loans with unpaid balances of approximately $213.9 million and $203.6 million, respectively, as collateral for FHLB advances. At September 30, 1997, included in the four and five years and thereafter maturities were $30.0 million subject to call provisions. At June 30, 1998, included in the three and five years and thereafter maturities were $67.0 million subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Diluted earnings per share for the three and nine month periods ended June 30, 1997 and 1998, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.

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

DISCUSSION OF FINANCIAL  CONDITION  CHANGES FROM  SEPTEMBER 30, 1997 TO JUNE 30,
1998

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

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $133.2 million for the nine months ended June 30, 1997, compared to $149.9 million for the nine months ended June 30, 1998. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $89.5 million and $70.1 million for the nine month periods ended June 30, 1997 and 1998, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the nine month period ended June 30, 1997, the Company sold $31.1 million in mortgage loans compared to $52.4 million sold for the nine month period ended June 30, 1998.

For the nine month period ended June 30, 1997, the Company purchased $44.7 million in investment and mortgage-backed securities. For the nine month period ended June 30, 1998, the Company purchased $242.0 million in investment and mortgage-backed securities. The securities purchased generally reprice in less than five years. A majority of the mortgage-backed securities purchased were primarily secured by one year ARMs. These purchases were funded primarily with short-term reverse repurchase agreements and FHLB advances.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Bank experienced an increase of $20.8 million in deposits for the nine month period ended June 30, 1998, primarily as a result of increased transaction accounts. During fiscal 1997, the Company funded a portion of its loan growth and increase in securities available for sale with advances from the FHLB and reverse repurchase agreements.

At June 30, 1998, the Company had commitments to originate $10.2 million in mortgage loans, and $31.1 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At June 30, 1998, the Company had $116.7 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at June 30, 1998, the Company had pledged first mortgage loans in the amount of $203.6 million to the FHLB which could support approximately $29.5 million in additional advances.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital is approximately $37.7 million at June 30, 1998, exceeding tangible and core capital requirements by $28.5 million and $13.1 million, respectively. At June 30, 1998, the Bank's risk-based capital of approximately $41.3 million exceeded its current risk-based capital requirement by $14.7 million. (For further information see Regulatory Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

GENERAL
Net income increased from $1.5 million for the three months ended June 30, 1997, to $1.8 million for three months ended June 30, 1998, or 16.2%. Net interest income increased $372,000 primarily as a result of an increase of $1.5 million in interest income offset by a $1.1 million increase in interest expense. Provision for loan losses increased from $190,000 for three months ended June
30, 1997, to $240,000 for the three months ended June 30, 1998. Other income increased $527,000 primarily as a result of increased income from fees and service charges and gain on sales of securities. General and administrative expense increased from $3.0 million for the quarter ended June 30, 1997, to $3.4 million for the quarter ended June 30, 1998.

INTEREST INCOME

Interest income for the three months ended June 30, 1998, increased to $11.3 million as compared to $9.8 million for the three months ended June 30, 1997. The earning asset yield for the three months ended June 30, 1998, was 8.07% compared to a yield of 8.51% for the three months ended June 30, 1997. The average yield on loans receivable for the three months ended June 30, 1998 was

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION- CONTINUED COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

8.83% compared to 8.77% for the three months ended June 30, 1997. The yield on investments decreased to 6.77% for the three months ended June 30, 1998, from 6.90% for the three months ended June 30, 1997. Total average interest-earning assets were $565.5 million for the quarter ended June 30, 1998, as compared to $464.6 million for the quarter ended June 30, 1997. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $25.8 million and mortgage-backed securities of approximately $85.4 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $6.3 million for the three months ended June 30, 1998, as compared to $5.2 million for June 30, 1997. The average cost of deposits for the three months ended June 30, 1998, was 4.05% compared to 4.13% for the three months ended June 30, 1997. The cost on interest-bearing liabilities was 4.57% for the three months ended June 30, 1998, as compared to 4.60% for the three months ended June 30, 1997. The cost of FHLB advances and reverse repurchase agreements was 5.57% and 5.67%, respectively, for the three months ended June 30, 1998. For the three months ended June 30, 1997, the cost was 5.96% and 5.69%, respectively. Total average interest-bearing liabilities increased from $453.3 million at June 30, 1997 to $538.2 million at June 30, 1998. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $26.5 million, FHLB advances of $32.5 million and reverse repurchase agreements of $25.4 million.

NET INTEREST INCOME

Net interest income was $5.0 million for the three months ended June 30, 1998, as compared to $4.6 million for the three months ended June 30, 1997. The net interest margin was 3.50% for the three months ended June 30, 1998, and 3.91% for the three months ended June 30, 1997. During the second quarter, the Bank entered into a leverage strategy by purchasing ARM mortgage-backed securities which were funded by repurchase agreements and short-term advances. This strategy has an expected spread of approximately fifty basis points during the first year.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $190,000 for the period ended June 30, 1997, to $240,000 for the three months ended June 30, 1998. For the three months ended June 30, 1998, net charge-offs were $80,000 compared to net charge-offs of $68,000 for the three months ended June 30, 1997. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 1998, compared to 1.19% at September 30, 1997. Loans delinquent 90 days or more were
 .64% of total loans at June 30, 1998, compared to .06% at September 30, 1997. The allowance for loan losses was 208% of loans delinquent more than 90 days at June 30, 1998, as compared to 1,906% at September 30, 1997. Non- performing

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

PROVISION FOR LOAN LOSSES - CONTINUED

loans included one significant loan with a balance of approximately $2.0 million. The Bank has initiated foreclosure proceedings on this property. Presently, the Bank does not expect any material losses or charge-offs regarding this loan. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the three months ended June 30, 1998, other income increased 53.0% to $1.5 million compared to $1.0 million for the three months ended June 30, 1997. Fees and service charges were $469,000 for the quarter ended June 30, 1998, compared to $367,000 for the quarter ended June 30, 1997. This increase resulted from approximately 10% growth in core deposits and increased charges for certain deposit services since September 30, 1997. Gain on sale of loans was $279,000 for the quarter ended June 30, 1998, compared to $225,000 for the quarter ended June 30, 1997. This is due to a decreasing long-term interest rate environment which has led to increased mortgage refinancing. Gain on sale of securities was $242,000 for the quarter ended June 30, 1998, compared to $3,000 for the quarter ended June 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $3.0 million for the three months ended June 30, 1997, to $3.4 million for the three months ended June 30, 1998. Salaries and employee benefits increased from $1.7 million for the three months ended June 30, 1997, to $1.9 million for the three months ended June 30, 1998 primarily due to increased number of lending personnel. Net occupancy, furniture and fixtures and data processing expenses increased $160,000 when comparing the two periods. This is primarily a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility. Other expenses were $656,000 for the quarter ended June 30, 1998, compared to $556,000 for the quarter ended June 30, 1997.

INCOME TAXES

Income taxes increased from $882,000 for the three months ended June 30, 1997, to $1.0 million for the three months ended June 30, 1998, as a result of increased income before taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998

GENERAL

Net income increased from $4.2 million for the nine months ended June 30, 1997, to $5.1 million for the nine months ended June 30, 1998, or 21.6%. Net interest income increased $1.4 million primarily as a result of an increase in interest income of $4.2 million offset by an increase of $2.9 million in interest expense. Provision for loan losses increased from $540,000 for the nine months ended June 30, 1997, to $680,000 for the nine months ended June 30, 1998. Other income increased $1.1 million. General and administrative expenses increased $888,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

GENERAL - CONTINUED

Interest income for the nine months ended June 30, 1998, increased to $32.2 million as compared to $28.0 million for the nine months ended June 30, 1997. The earning asset yield for the nine months ended June 30, 1998, was 8.19% compared to a yield of 8.44% for the nine months ended June 30, 1997. Approximately $178,000 of interest income on loans was reserved during the nine months ended June 30, 1998 for a $2.0 million non performing loan. This reserve impacted the average loan yield by 6 basis points. The average yield on loans receivable for the nine months ended June 30, 1998, was 8.75% compared to 8.65% for the nine months ended June 30, 1997. The yield on investments decreased to 6.69% for the nine months ended June 30, 1998, from 6.80% for the nine months ended June 30, 1997. Total average earning assets were $530.6 million for the nine month period ended June 30, 1998, as compared to $445.7 million for the nine month period ended June 30, 1997.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $17.7 million for the nine months ended June 30, 1998, as compared to $14.9 million for the nine months ended June 30, 1997. The average cost of deposits for the nine months ended June 30, 1998, was 4.08% compared to 4.15% for the nine months ended June 30, 1997. The cost of interest-bearing liabilities was 4.57% for the nine months ended June 30, 1998 and 1997. Total average interest-bearing liabilities increased from $432.3 million at June 30, 1997 to $511.7 million at June 30, 1998.

NET INTEREST INCOME

Net interest income was $14.5 million for the nine months ended June 30, 1998, as compared to $13.2 million for the nine months ended June 30, 1997. The net interest margin decreased to 3.62% for the nine months ended June 30, 1998, from 3.87% for the nine months ended June 30, 1997. Since the majority of the Company's assets are adjustable rate mortgage loans which reprice annually versus many of the Company's liabilities which reprice more quickly, the Company may experience a decrease in its interest rate spread should interest rates increase rapidly.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $540,000 for the period ended June 30, 1997, to $680,000 for the nine months ended June 31, 1998. For the nine months ended June 30, 1998, net charge-offs were $172,000 compared to net charge-offs of $138,000 for the nine months ended June 30, 1997. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 1998, compared to 1.19% at September 30, 1997. Non performing loans included one significant loan with a balance of approximately $2.0 million dollars. The Bank has initiated foreclosure proceedings on this property. Presently, the Bank does not expect any material losses or charge-offs regarding this loan. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

OTHER INCOME

For the nine months ended June 30, 1998, other income increased 33.4% to $4.4 million compared to $3.3 million for the nine months ended June 30, 1997. Fees & service charges for the nine months ended June 30, 1997 were $1.2 million compared to $1.3 million for the nine months ended June 30, 1998. This is the result of approximately 10% growth in core deposits and increased charges for certain deposit services since September 30, 1997. Other income increased from $1.3 million for the nine months ended June 30, 1997 compared to $1.5 million for the nine months ended June 30, 1998. Due to a decreasing long-term interest rate environment which has resulted in increased mortgage refinancing, gain on sale of loans was $628,000 for the nine months ended June 30, 1997, compared to $976,000 for the nine months ended June 30, 1998. Proceeds from sales of mortgage loans were $52.4 million, an increase of 68.5%, for the first nine months of 1998 compared to $31.1 million for the comparable 1997 period. Gain on sale of securities was $33,000 for the nine months ended June 30, 1997, compared to $510,000 for the nine months ended June 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $9.4 million for the nine months ended June 30, 1997, to $10.3 million for the nine months ended June 30, 1998. Salaries and employee benefits increased $554,000, or 11.0% primarily as a result of increased lending personnel. Net occupancy, furniture and fixtures and data processing expense increased $262,000 primarily as a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility. Other expense was $2.0 million for the nine months ended June 30, 1997, compared to $2.1 million for the nine months ended June 30, 1998. These were partially offset by lower FDIC premiums of $73,000.

INCOME TAXES

Income taxes increased from $2.4 million for the nine months ended June 30, 1997, to $2.9 million for the nine months ended June 30, 1998, as a result of increased income before taxes.

REGULATORY MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

REGULATORY MATTERS - CONTINUED

                                                                                                            Categorized as "Well
                                                                                                             Capitalized" Under
                                                                          For Capital                         Prompt Corrective
                                           Actual                       Adequacy Purposes                      Action Provision
                                   ----------------------          ---------------------------             -----------------------
                                   Amount           Ratio           Amount               Ratio              Amount           Ratio
                                   ------           -----           ------               -----              ------           -----
                                                                       (Dollar In Thousands)
As of June 30, 1998:
 Total Capital:                    $41,270         12.43%          $26,564               8.00%             $33,205          10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $37,684         11.35%             $N/A                N/A%             $19,923           6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $37,684          6.14%          $18,414               3.00%             $30,689           5.00%
   (To Total Assets)
 Tangible Capital:                 $37,684          6.14%           $9,207               1.50%                $N/A            N/A%
   (To Total Assets)

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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998

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

YEAR 2000 COMPLIANCE

The Company began working on year 2000 compliance issues in early 1997. Its data processor has gone through testing and as of May 15, 1998, the core processing system is Year 2000 qualified. Another test is scheduled for August 23, 1998 to test local programs, hardware and communications. In February 1998, the Company engaged a national consulting firm to assist in the identification and testing of year 2000 issues. The Company believes it has adequate resources and funds to address the year 2000 issues. The Company is also in the process of addressing any loan relationships it believes could be materially effected by year 2000 issues. The Company currently expects the expenses related to addressing the year 2000 issues to be between $100,000 to $200,000 (to be expensed as incurred) and expects additional hardware and software capital expenditures of approximately $100,000. Most of these expenses will be incurred in fiscal 1998 and 1999. However, no assurance can be given that such expenses and capital expenditures will not exceed these expected amounts. The Company does not intend to change its data processor prior to year 2000. Contingency plans are currently being written by the Company in the event that they have to process manually in January 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 1998, no material changes have occurred in market risk disclosures included in the Company's form 10-K for the year ended September 30, 1997.

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

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5.  Other Information

     Not Applicable.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

                  3  (a)   Certificate of Incorporation of Coastal Financial
                           Corporation**

                  3  (b)   Certificate of Amendment to Certificate of
                           Incorporation of Coastal Financial Corporation*******

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

***** Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

****** Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

******* Incorporated by reference to March 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          COASTAL FINANCIAL CORPORATION

August 13, 1998                            /s/ Michael C. Gerald
-----------------                          ----------------------
 Date                                      Michael C. Gerald
                                           President and Chief Executive Officer

August 13, 1998                            /s/ Jerry L. Rexroad
---------------                            --------------------
Date                                       Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer