Form 10-K
period 1998-09-30
COASTAL FINANCIAL CORP /DE
filed 1998-12-29
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1998

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

       Registrant's telephone number, including area code: (843) 448-5151

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of December 22, 1998, there were issued and outstanding 6,270,348 shares of the registrant's Common Stock.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "CFCP" on December 22, 1998, was $122,271,786(6,270,348 shares at $19.50 per share, which is the ending bid on December 22, 1998.). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (Parts I and II)

         2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

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

         On May 7, 1996, the Corporation formed Coastal Technology Services, Inc. ("CTS"). CTS primarily develops specialized banking software for sale to financial services companies. Activity for fiscal 1998 was limited for CTS.

         On February 20, 1998, Coastal Real Estate Investment Corporation ("CREIC") was incorporated in North Carolina. CREIC is a wholly owned operating subsidiary of Coastal Federal and is a real estate investment trust ("REIT"). All of CREIC's operating activities are consolidated into Coastal Federal. CREIC engages in the investment and management of real estate related assets, primarily mortgage loans. On September 1, 1998, CREIC was capitalized with approximately $131.8 million of mortgage loans from Coastal Federal.

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

         Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, eight branch offices located in South Carolina and one branch office located in Sunset Beach, North Carolina. At September 30, 1998, Coastal Financial had total assets of $643.6 million, total deposits of $386.3 million and stockholders' equity of $37.9 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 448-5151.

         Eight of Coastal Federal's ten offices are in Horry County, South Carolina. The economy of the Horry County area is dependent primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be significantly adversely affected.

         Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer, commercial business loans and commercial real estate loans. Commercial real estate loans as a percentage of total loans have increased from 13.9% of total loans at September 30, 1995 to 21.6% of total loans at September 30, 1998.

         As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 1998, 3.4% and 10.3%, respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

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

                                                                  Year Ended September 30,
                                   ----------------------------------------------------------------------------------------
                                             1996 Compared to 1995                          1997 Compared to 1996
                                               Increase (Decrease)                           Increase (Decrease)
                                                    Due to                                         Due to
                                   -----------------------------------------       ---------------------------------------
                                                          Rate/                                          Rate/
                                   Rate      Volume       Volume        Net        Rate      Volume      Volume       Net
                                   ----      ------       ------       -----       ----      ------      ------      -----
                                                                    (Dollars in thousands)
Interest-Earning Assets:
 Loans ........................    $ 615      $ 2,361       $ 51      $3,027      $ 502     $ 1,545       $ 24    $ 2,071
 Mortgage-backed
  securities...................       (4)       1,083         (6)      1,073       (123)        820        (56)       641
 Investments and
  other........................      177           96         19         292        (70)        747        (44)       633
                                   -----      -------       ----      ------      -----     -------       ----    -------

Total net change in
 income on interest-
 earning assets................      788        3,540         64       4,392        309       3,112        (76)     3,345
                                   -----      -------       ----      ------      -----     -------       ----    -------

Interest-Bearing
 Liabilities:
 Deposits......................      300        1,455         44       1,799        200       1,742         19      1,961
 FHLB advances.................     (289)          51         (2)       (240)      (361)     (1,425)        73     (1,713)
 Repurchase
  agreements...................       16          194         50         260         50         576        181        807
                                   -----      -------       ----      ------      -----     -------       ----    -------
Total net change in
 expense on interest-
 bearing liabilities...........       27        1,700         92       1,819       (111)        893        273      1,055
                                   -----      -------       ----      ------      -----     -------       ----    -------

Net change in net
 interest income...............    $ 761       $1,840      $ (28)     $2,573    $   420      $2,219     $ (349)    $2,290
                                   =====       ======      =====      ======    =======      ======     ======     ======

                                             Year Ended September 30,
                                   -----------------------------------------------
                                             1998 Compared to 1997
                                               Increase (Decrease)
                                                      Due to
                                    -----------------------------------------------
                                                              Rate/
                                    Rate         Volume       Volume       Net
                                    ----         ------       ------      ----
                                                  (Dollars in thousands)
Interest-Earning Assets:
 Loans ........................     $195        $2,240         $13      $2,448
 Mortgage-backed
  securities...................     (482)        4,992        (985)      3,525
 Investments and
  other........................       46          (281)         (7)       (242)
                                    ----        ------         ---      ------

Total net change in
 income on interest-
 earning assets................     (241)        6,951        (979)      5,731
                                    ----        ------         ---      ------

Interest-Bearing
 Liabilities:
 Deposits......................     (165)        1,089         (13)        911
 FHLB advances.................     (298)        1,501         (83)      1,120
 Repurchase
  agreements...................      (47)        2,422        (100)      2,275
                                    ----        ------         ---      ------
Total net change in
 expense on interest-
 bearing liabilities...........     (510)        5,012        (196)      4,306
                                    ----        ------         ---      ------

Net change in net
 interest income...............     $269        $1,939       $(783)     $1,425
                                    ====        ======       =====      ======

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

                                                                   Year Ended September 30,
                                        -------------------------------------------------------------------------------
                                                        1996                                        1997
                                        -----------------------------------         -----------------------------------
                                        Average                      Yield/         Average                      Yield/
                                        Balance       Interest        Rate          Balance       Interest        Rate
                                        -------       --------       ------         -------       --------       ------
                                                                    (Dollars in thousands)
ASSETS
 Loans................................  $369,733      $ 31,698         8.57%        $389,196       $33,769       8.70%
 Investments(1).......................    16,730         1,217         7.27           27,007         1,850       6.85
 Mortgage-backed
  securities..........................    23,214         1,805         7.78           33,738         2,446       7.25
                                          ------         -----         ----           ------         -----       ----

Total interest-earning
 assets...............................  $409,677       $34,720         8.46%        $449,941       $38,065       8.46%
                                        ========       =======         =====         =======        ======       =====

LIABILITIES
 Transaction accounts.................   114,220         2,862         2.51          153,796         4,894       3.18
 Passbook accounts....................    44,631         1,160         2.60           41,143         1,015       2.47
 Certificate accounts.................   134,415         7,667         5.70          135,335         7,741       5.72
 FHLB advances........................   112,878         7,079         6.27           90,154         5,366       5.95
 Securities sold
  under repurchase
  agreements..........................     6,955           323         4.63           19,387         1,130       5.82
                                           -----           ---         ----           ------         -----       ----

Total interest-bearing
 liabilities..........................  $413,099       $19,091         4.70%        $439,815       $20,146       4.57%
                                        ========       =======         =====         =======        ======       =====

Net interest income/
 interest rate spread.................                 $15,629         3.76%                       $17,919       3.89%

Net yield on earning
 assets...............................                                 3.86%                                     4.03%


Ratio of earning assets
 to interest-bearing
 liabilities..........................                                 1.02x                                     1.03x

                                                Year Ended September 30,
                                        --------------------------------------
                                                          1998
                                          ------------------------------------
                                          Average                      Yield/
                                          Balance       Interest        Rate
                                          -------       --------       -----
                                                 (Dollars in thousands)
ASSETS
 Loans................................   $414,938       $36,314         8.75%
 Investments(1).......................     22,912         1,608         7.02
 Mortgage-backed
  securities..........................    102,597         5,972         5.82
                                          -------         -----         ----

Total interest-earning
 assets...............................   $540,447       $43,894         8.11%
                                          =======        ======         ====

LIABILITIES
 Transaction accounts.................    179,398         5,756         3.21
 Passbook accounts....................     36,102           924         2.56
 Certificate accounts.................    144,569         7,879         5.45
 FHLB advances........................    115,389         6,488         5.62
 Securities sold
  under repurchase
  agreements..........................     60,998         3,404         5.58
                                           ------         -----         ----

Total interest-bearing
 liabilities..........................   $536,456       $24,451         4.60%
                                          =======       =======         ====

Net interest income/
 interest rate spread.................                  $19,443         3.51%

Net yield on earning
 assets...............................                                  3.64%


Ratio of earning assets
 to interest-bearing
 liabilities..........................                                  1.03x

-------------------------
(1) Includes short-term interest-bearing deposits and Federal funds sold.

Lending Activities

         General. The principal lending activities of Coastal Federal are the origination of residential one-to-four family mortgage loans, consumer loans, commercial business loans and commercial real estate loans. The Bank originates construction and permanent loans on single family and multi-unit dwellings, as well as on commercial structures. The Bank emphasizes the origination of adjustable rate residential and commercial real estate mortgages.

         The Bank's loan portfolio totaled approximately $424.8 million at September 30, 1998, representing approximately 66.0% of its total assets. On that date, approximately 65.9% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

         In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 1998, adjustable rate loans constituted approximately $329.0 million (or 77.5%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 22.5% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

     The following table set forth the composition of the Corporation's loan portfolio by type of loan as of the dates indicated.

                                                                                   At September 30,
                                                                -----------------------------------------------------
                                                                       1994                          1995
                                                                -----------------------       -----------------------
                                                                Amount          Percent       Amount          Percent
                                                                ------          -------       ------          -------
                                                                                (Dollars in thousands)
Mortgage loans:
 Construction..............................................     $ 23,222          6.67%      $27,905          7.34%
 On existing property......................................      225,544         64.82       228,881         60.23
 Income property (commercial)..............................       42,207         12.13        54,401         14.31
Commercial business loans..................................       14,052          4.04        19,610          5.16
Consumer loans:
  Mobile home..............................................        1,497           .43         1,204           .32
  Automobiles..............................................        6,300          1.81         5,941          1.56
  Equity lines of credit...................................       12,763          3.67        13,210          3.48
  Other....................................................       22,373          6.43        28,887          7.60
                                                                  ------          ----        ------          ----

 Total loans and loans held for sale.......................     $347,958        100.00%     $380,039        100.00%
                                                                                ======                      ======

 Less:
  Loans in process.........................................      (13,087)                    (17,178)
  Deferred loan(fees)costs.................................         (343)                        (71)
   Allowance for loan losses...............................       (3,353)                     (3,578)
                                                                  ------                     -------

 Total loans net...........................................     $331,175                    $359,212
                                                                ========                    ========

                                                                                     At September 30,
                                                                -------------------------------------------------------
                                                                         1996                            1997
                                                                  ----------------------         ----------------------
                                                                  Amount         Percent         Amount         Percent
                                                                  ------         -------         ------         -------
                                                                                  (Dollars in thousands)
Mortgage loans:
 Construction..............................................      $34,566        8.65%          $ 34,216         7.93%
 On existing property......................................      231,373       57.89            240,268        55.69
 Income property (commercial)..............................       73,295       18.34             97,680        22.64
Commercial business loans..................................       14,831        3.71             10,939         2.54
Consumer loans:
  Mobile home..............................................        1,103         .28              1,291          .30
  Automobiles..............................................        7,261        1.82              6,055         1.40
  Equity lines of credit...................................       12,441        3.11             15,294         3.54
  Other....................................................       24,776        6.20             25,714         5.96
                                                                  ------        ----             ------         ----

 Total loans and loans held for sale.......................     $399,646      100.00%          $431,457       100.00%
                                                                              ======                          ======

 Less:
  Loans in process.........................................      (18,589)                       (15,084)
  Deferred loan(fees)costs.................................          286                            458
   Allowance for loan losses...............................       (4,172)                        (4,902)
                                                                 -------                        -------

 Total loans net...........................................     $377,171                       $411,929
                                                                ========                       ========


                                                                ---------------------------
                                                                             1998
                                                                ---------------------------
                                                                    Amount          Percent
                                                                    ------          -------

Mortgage loans:
 Construction..............................................     $ 31,261             7.09%
 On existing property......................................      254,161            57.63
 Income property (commercial)..............................       95,420            21.63
Commercial business loans..................................       14,848             3.37
Consumer loans:
  Mobile home..............................................          990              .22
  Automobiles..............................................        5,106             1.16
  Equity lines of credit...................................       18,655             4.23
  Other....................................................       20,567             4.67
                                                                  ------             ----

 Total loans and loans held for sale.......................     $441,008           100.00%
                                                                                   ======

 Less:
  Loans in process.........................................      (11,292)
  Deferred loan(fees)costs.................................          702
   Allowance for loan losses...............................       (5,668)
                                                                --------

 Total loans net...........................................     $424,750
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

         The Bank offers adjustable rate mortgage loans ("ARMs"), the interest rates of which generally adjust based upon either the prime rate or treasury securities indices. The interest rates on ARMs generally may not adjust more than 1-2% per year and 4-6% over the life of the loan. Based upon market conditions, the Bank may originate ARMs at below the fully phased-in interest rate but generally qualifies borrowers at 2% above the initial rate when the loan to value ratio exceeds 80%. Monthly payments could increase significantly at the first repricing period. Although Coastal Federal's ARMs are beneficial in helping Coastal Federal improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans. Whereas a significant decrease in rates or a flat yield curve could cause repayments to increase significantly.

         Coastal Federal also offers one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates. A large majority of the conforming fixed rate loans are generally sold to correspondent banks servicing released. Loans sold to correspondents amounted to $38.4 and $64.8 million, respectively, in fiscal 1997 and 1998. Coastal Federal sold approximately $5.8 and $6.9 million, respectively, of mortgages in 1997 and 1998 to FHLMC.

         At September 30, 1998, approximately $279.7 million or 65.9% of the Bank's loan portfolio consisted of one-to-four family residential loans.

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

         At September 30, 1998, approximately $31.3 million or 7.1% of the Bank's gross loan portfolio consisted of construction loans on both residential ($20.3 million) and commercial properties ($11.0 million). Undisbursed proceeds on these loans amounted to $11.3 million at September 30, 1998.

         Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 1998, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $178.6 million. At such time, the Bank had non-residential real estate loans outstanding of $95.4 million. The Bank will maintain a level of these loan types within the guidelines set forth. The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities. Such loans generally have a fifteen to twenty year term, with the payments based up to a similar amortization schedule. The Bank may require the loan to include a call option at the Bank's option in five to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

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

         Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans amounted to $45.3 million, or 10.3% of the total loan portfolio, at September 30, 1998.

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

         Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms which generally do not exceed one year. The majority of these loans have interest rates which adjust with changes in the prime rate as published in the Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 1998, the Bank had $14.8 million outstanding in commercial business loans, which represented approximately 3.4% of its loan portfolio.

         Commercial business lending is inherently riskier than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and potentially insufficient source of repayment.

Loan Maturity

         The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                                  More than           More than             More than
                                                                  One Year            Three Years           Five Years
                                                One Year          Through             Through               Through
                                                or Less           Three Years         Five Years            Ten Years
                                                --------          -----------         ----------            ---------
                                                                           (In thousands)
First mortgage loans........................    $21,841           $ 7,040               $4,011              $14,742
Other residential and.......................
 non-residential ...........................     20,074             8,249                2,438                9,635
Equity lines of credit......................     18,655                --                   --                   --
Consumer loans..............................      8,613             7,876                7,130                  942
Commercial loans............................      6,991             4,301                1,141                  677
                                                -------           -------              -------              -------
     Total loans............................    $76,174           $27,466              $14,720              $25,996
                                                =======           =======              =======              =======

                                                More than
                                                Ten Years
                                                Through              Over
                                                Twenty Years         Twenty Years             Totals
                                                ------------         ------------             ------
                                                                    (In thousands)
First mortgage loans........................      $60,567               $161,463             $269,664
Other residential and.......................
 non-residential ...........................       53,307                  2,117               95,820
Equity lines of credit......................           --                     --               18,655
Consumer loans..............................        1,202                     --               25,763
Commercial loans............................        1,445                    293               14,848
                                                 --------               --------             --------
     Total loans............................     $116,521               $163,873             $424,750
                                                 ========               ========             ========

         The following table sets forth the dollar amount of all loans due after one year at September 30, 1998 which have fixed interest rates and those which have floating or adjustable interest rates.

                                                         Fixed                      Floating or
                                                         Rates                    Adjustable Rates                 Totals
                                                         -----                    ----------------                 ------
                                                                                   (In thousands)
First mortgage loans.........................           $46,190                       $228,068                    $274,258
Other residential and
 non-residential.............................            10,097                         50,649                      60,746
Consumer loans...............................             9,795                            365                      10,160
Commercial loans.............................             5,042                          2,815                       7,857
                                                        -------                       --------                    --------
     Total loans.............................           $71,124                       $281,897                    $353,021
                                                        =======                       ========                    ========

Interest Rate Sensitivity Analysis

         The following table illustrates the repricing analysis of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1998. For purposes of the table, repricing characteristics of loans include estimated annual prepayment rates.

                                                                       Zero to            Four Months          One Year to
                                                                    Three Months          to One Year          Five Years
                                                                    ------------          -----------          ----------
                                                                                        (In thousands)
Rate Sensitive Assets(1):
 Mortgage loans and
  mortgage-backed securities..........................                   $44,616             $305,428             $191,205
 Non-mortgage loans...................................                     7,645                2,676                8,384
 Interest-bearing deposits and
  investment securities...............................                     9,650                  126                3,753
                                                                         -------             --------             --------
     Total............................................                   $61,911             $308,230             $203,342
                                                                         =======             ========             ========

Rate Sensitive Liabilities:
 Core deposits(2).....................................                   $48,831              $83,668              $65,014
 Time deposits........................................                    69,270               57,936               27,947
 Borrowings...........................................                    84,061                   94              125,575
                                                                        --------             --------             --------
     Total............................................                  $202,162             $141,698             $218,536
                                                                        ========             ========             ========

Off-Balance Sheet Positions:
Commitments to originate
  mortgage loans......................................                    $6,574                $(812)             $(6,540)

Interest rate sensitivity gap.........................                 $(145,946)            $176,069             ($18,995)

Cumulative interest
 sensitivity gap......................................                 $(145,946)             $30,123              $11,128

Cumulative interest sensitivity
 gap as a percent of total assets                                         (22.84%)               4.71%                1.74%

                                                                    Greater than
                                                                     Five Years        Total
                                                                     ----------        -----
                                                                          (In thousands)
Rate Sensitive Assets(1):
 Mortgage loans and
  mortgage-backed securities..........................                $34,977          $576,226
 Non-mortgage loans...................................                     --            18,705
 Interest-bearing deposits and
  investment securities...............................                     --            13,529
                                                                      -------          --------
     Total............................................                $34,977          $608,460
                                                                      =======          ========

Rate Sensitive Liabilities:
 Core deposits(2).....................................                $33,655          $231,168
 Time deposits........................................                     --           155,153
 Borrowings...........................................                    830           210,560
                                                                      -------          --------
     Total............................................                $34,485          $596,881
                                                                      =======          ========

Off-Balance Sheet Positions:
Commitments to originate
  mortgage loans......................................                   $737              (41)

Interest rate sensitivity gap.........................                 $1,838          $12,966

Cumulative interest
 sensitivity gap......................................                $12,966               --

Cumulative interest sensitivity
 gap as a percent of total assets                                       2.03%               --

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
                                                   ======          ======             ======               ======

Interest Rate Sensitivity of Net Portfolio Value

         The table below measures interest rate risk by estimating the change in market value of the Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. Due to OTS reporting requirements, classifications may vary from GAAP reporting. Further, this report does not include assets owned by the Company not included in the Bank. The data presented below is as of September 30, 1998. This information is an estimate and may not be indicative of actual market values or the actual changes in market values should rates change significantly at a future date.

                               -400          -300          -200            -100                            +100           +200
                               Basis         Basis         Basis           Basis           No              Basis          Basis
                               Points        Points        Points          Points          Change          Points         Points
                               ------        ------        ------          ------          ------          ------         ------
                                                                    (In thousands)
ASSETS
Mortgage loans and
 securities...........        $616,973      $608,750      $601,400         $594,893       $588,542        $580,947       $571,005
Non-mortgage loans....          19,863        19,664        19,471           19,281         19,097          18,919         18,744
Cash, deposits and
 securities...........          27,367        27,329        27,298           27,272         27,245          27,220         27,193
Repossessed assets....              43            43            43               43             43              43             43
Premises and equipment           8,848         8,848         8,848            8,848          8,848           8,848          8,848
Other assets..........           9,393        10,591        11,821           13,733         16,324          20,068         24,328
                                 -----        ------        ------           ------         ------          ------         ------
TOTAL.................         682,487       675,225       668,881          664,070        660,099         656,045        650,161
                               =======       =======       =======          =======        =======         =======        =======

LIABILITIES
Deposits..............        $392,861      $391,857      $390,872         $389,908       $388,954        $388,021       $387,102
Borrowings............         220,623       216,796       213,109          209,554        206,127         202,820        199,629
Other liabilities.....           6,466         6,466         6,466            6,466          6,466           6,466          6,466
                               -------       -------       -------          -------        -------         -------        -------
TOTAL.................         619,950       615,119       610,446          605,928        601,547         597,307        593,197
                               =======       =======       =======          =======        =======         =======        =======

OFF BALANCE SHEET
 POSITIONS............         $ 3,267        $2,459        $1,706          $ 1,001           $429             $89          $(166)

MARKET VALUE OF
 PORTFOLIO EQUITY.....         $65,804       $62,565       $60,141          $59,143        $58,981         $58,827        $56,798

                                +300           +400
                                Basis          Basis
                                Points         Points
                                ------         ------
                                   (In thousands)
ASSETS
Mortgage loans and
 securities...........        $559,059         $545,869
Non-mortgage loans....          18,575           18,409
Cash, deposits and
 securities...........          27,163           27,125
Repossessed assets....              43               43
Premises and equipment           8,848            8,848
Other assets..........          28,351           32,149
                                ------           ------
TOTAL.................         642,039          632,443
                               =======          =======

LIABILITIES
Deposits..............        $386,195         $385,308
Borrowings............         196,548          193,572
Other liabilities.....           6,466            6,466
                               -------          -------
TOTAL.................         589,209          585,347
                               =======          =======

OFF BALANCE SHEET
 POSITIONS............           $(374)           $(570)

MARKET VALUE OF
 PORTFOLIO EQUITY.....         $52,456          $46,526

         Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

         Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All loan applications over $500,000 require the approval of the Bank's Internal Loan Committee, Director Gerald and Executive Vice Presidents Rexroad and Stalvey. All loan applications greater than $1,000,000 require the approval of the Bank's Loan Committee which consists of Directors Clemmons, Gerald, Smart, Springs and Executive Vice Presidents Rexroad and Stalvey. All first mortgage loan applications in excess of 97% of the appraised value of the property, unless the borrowers have private mortgage insurance, must be approved by the Banks' Loan Committee.

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

         Loan Originations, Purchases and Sales. The Bank is qualified to service loans for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 1998, the Bank was servicing loans sold to others with a principal balance of approximately $88.0 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. The majority of the loans sold during the year ended September 30, 1998 were conforming conventional loans originated and sold by Coastal Federal Mortgage. These loans were sold on a servicing released basis. At September 30, 1998, the Bank's consolidated loan portfolio included purchased loans of approximately $23.0 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                      Year Ended September 30,
                                                -----------------------------------
                                                   1996         1997         1998
                                                ---------    ---------    ---------
                                                           (In thousands)
Loans receivable net, at the beginning of the
 period .....................................   $ 359,212    $ 377,171      411,929
                                                ---------    ---------    ---------

Loans originated:
 Construction ...............................      38,172       45,986       62,805
 Residential ................................      60,683       59,289       70,588
 Nonresidential .............................      11,897       13,794       23,622
 Land .......................................       8,355       10,308       20,025
 Commercial business ........................      23,062       33,730       16,076
 Consumer ...................................      18,201       15,396       12,136
                                                ---------    ---------    ---------
     Total loans originated .................     160,370      178,503      205,252
                                                ---------    ---------    ---------

Loans purchased, primarily single
family residential mortgages ................      12,448        9,948       10,442
                                                ---------    ---------    ---------

Loans sold ..................................     (40,672)     (44,160)     (71,674)
                                                ---------    ---------    ---------

Loan principal repayments and other .........    (112,926)    (109,946)    (130,286)
                                                ---------    ---------    ---------

Other .......................................      (1,261)         413         (913)
                                                ---------    ---------    ---------

Loans receivable net, at end of period ......   $ 377,171    $ 411,929    $ 424,750
                                                =========    =========    =========

         Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option.

         Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 1998, the Company had loan commitments of approximately $11.5 million.

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                    At September 30,
                                               -------------------------------------------------------------
                                               1994          1995           1996          1997          1998
                                               ----          ----           ----          ----          ----
                                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate -
   Residential............................     $   79        $  999          $ 307         $  71       $  222
   Commercial...............................    1,056           134             --            --           --
   Commercial business......................       --           154             60            99        1,962
   Consumer.................................       16            36             78            87           73
                                               ------        ------           ----          ----       ------
    Total...................................    1,151         1,323            445           257        2,257
                                               ------        ------           ----          ----       ------

Accruing loans which are contractually
 past due 90 days or more:
  Real estate -
   Residential..............................       --            --             --            --           --
   Commercial...............................       --            --             --            --           --
  Commercial business.......................       --            --             --            --           --
  Consumer..................................       --            --             --            --          --
                                               ------        ------           ----          ----       ------
    Total...................................       --            --             --            --           --
                                               ------        ------           ----          ----       ------

Restructured loans.........................        --            --             --            --           --
Real estate owned...........................      781           789            323           250           35
Other nonperforming
 assets.....................................       --            --             --            --           --
                                               ------        ------           ----          ----       ------
Total nonperforming
 assets.....................................   $1,932        $2,112           $768          $507       $2,292
                                               ======        ======           ====          ====       ======

Total nonaccrual loans to net
 loans......................................     .03%          .36%             .12%         .06%        .54%

Total nonaccrual loans to total
 assets.....................................     .03%          .33%             .10%         .05%        .35%

Total nonperforming assets
 to total assets............................     .56%          .53%             .17%         .10%        .36%

------------

         For the year ended September 30, 1998, interest income which would have been recorded would have been approximately $181,000, had non-accruing loans been current in accordance with their original terms. There were no impaired loans at September 30, 1997. There was one impaired loan at September 30, 1998.

         The allowance for uncollectible interest which is netted against accrued interest receivable totaled $36,000 and $202,000 at September 30, 1997 and 1998, respectively.

         The OTS has adopted various changes in its regulations regarding problem assets of savings institutions. OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also have a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         Coastal Federal had three individual classified assets in excess of $500,000 as of September 30, 1998. At that date, classified assets amounted to $8.6 million ($5.4 million substandard; $124,000 doubtful; and $3.1 million special mention). Substandard assets consist primarily of two commercial real estate loans with balances of approximately $3.7 million at September 30, 1998. Special mention assets consist primarily of one commercial real estate loan with a balance of approximately $1.6 million at September 30, 1998. The two substandard loans are fully secured by real estate.

         Allowance for Loan Losses. In making loans, the Bank recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The Bank's management evaluates the need to establish allowances for losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Additions to the allowance for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended September 30, 1996, 1997 and 1998 of $790,000, $760,000 and $865,000, respectively. As a result, the Bank has a $5.7 million allowance for loan losses as of September 30, 1998. The allowance as a percentage of loans receivable was 1.33% at September 30, 1998 compared to 1.19% at September 30, 1997. See "Management's Discussion and Analysis --Non-Performing Assets and --Allowance for Loan Losses" in the 1998 Annual Report to Stockholders attached hereto and incorporated by reference.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP at September 30, 1998, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely affecting the Bank's financial condition and earnings.

Loan Loss Allowance Analysis

    The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                                       Year Ended September 30,
                                        -----------------------------------------------------
                                          1994        1995        1996       1997      1998
                                        -------     -------     -------    -------    -------
                                                     (Dollars in thousands)
Allowance at beginning of
 period .............................   $ 2,753     $ 3,353     $ 3,578    $ 4,172    $ 4,902
Allowance recorded on
 acquired loans .....................      --          --          --          110        109
Provision for loan losses ...........       510         202         790        760        865
                                        -------     -------     -------    -------    -------
Recoveries:
 Residential real estate ............         3         232        --           20          7
 Commercial real estate .............       148          11          75         14          1
 Real estate construction ...........      --          --          --         --         --
 Consumer ...........................        79          12           7         38         56
                                        -------     -------     -------    -------    -------
   Total recoveries .................       230         255          82         72         64
                                        -------     -------     -------    -------    -------

Charge-offs:
 Residential real estate ............        38         206          24         46         28
 Commercial real estate .............        13          18         216       --           17
 Real estate construction ...........      --          --          --         --         --
 Consumer ...........................        89           8          38        166        227
                                        -------     -------     -------    -------    -------
   Total charge-offs ................       140         232         278        212        272
                                        -------     -------     -------    -------    -------
   Net charge-offs (recoveries) .....       (90)        (23)        196        140        208
                                        -------     -------     -------    -------    -------
 Allowance at end of period .........   $ 3,353     $ 3,578     $ 4,172    $ 4,902    $ 5,668
                                        =======     =======     =======    =======    =======

Ratio of allowance to net
 loans outstanding at the
 end of the period ..................      1.01%       1.00%       1.11%      1.19%      1.33%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period ..................      (.03%)      (.01%)       .05%       .04%       .05%

Loan Loss Allowance by Category

           The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                              September 30,
                                   -------------------------------------------------------------------
                                               1994                              1995
                                   --------------------------------- ---------------------------------
                                             As a %      Loan Type             As a %      Loan Type
                                             of out-     As a %                of out-     As a %
                                             standing    of out-               standing    of out-
                                             loans in    standing              loans in    standing
                                   Amount    category    loans       Amount    category    loans
                                   ------    --------    --------    ------    --------    --------
                                             (Dollars in thousands)
Real Estate -- mortgage
  Residential.................      $ 742     .30%       75.05%      $ 803        .31%       72.03%
  Commercial....................    2,296    5.58        11.94       2,371       4.36         4.17
  Consumer......................      315     .71        13.01         404        .80         3.80
                                    -----               ------       -----                  ------
  Total allowance for
   loan losses..................   $3,353    1.01%      100.00%     $3,578       1.00%      100.00%
                                   ======               ======      ======                  ======
                                                                         September 30,
                              -----------------------------------------------------------------------------------------------------
                                           1996                              1997                               1998
                              ---------------------------------  ---------------------------------  -------------------------------
                                         As a %      Loan Type             As a %      Loan Type             As a %       Loan Type
                                         of out-     As a %                of out-     As a %                of out-      As a %
                                         standing    of out-               standing    of out-               standing     of out-
                                         loans in    standing              loans in    standing              loans in     standing
                               Amount    category    loans       Amount    category    loans        Amount   category     loans
                               ------    --------    --------    ------    --------    --------     ------   --------     --------
                                                                   (Dollars in thousands)
Real Estate -- mortgage
  Residential................ $  837        .37%     65.35%      $1,064        .41%    63.56%      $1,375        .47       68.60
  Commercial.................  2,875       3.80      22.34        3,261       2.78     28.52        3,685       3.30       26.32
  Consumer...................    460       1.01      12.31          577       1.77      7.92          608       2.82        5.08
                              ------                 -----       ------               ------       ------                 ------
  Total allowance for
   loan losses............... $4,172       1.11%    100.00%      $4,902       1.19%   100.00%      $5,668       1.33%     100.00%
                              ======                ======       ======               ======       ======                 ======

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

         Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO Committee"). The ALCO
Committee meets quarterly and consists of Directors Benton, Creel, Bishop, Springs, Clemmons and Gerald, Chief Financial Officer Rexroad and Executive Vice Presidents Graham, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At
September 30, 1998, the Bank's investment portfolio had a market value of approximately $180.0 million. The investment securities portfolio consisted primarily of U.S. Government agency securities and mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

Securities Analysis

         The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.

                                                                                   September 30,
                                            ----------------------------------------------------------------------------------------
                                                       1996                             1997                          1998
                                            --------------------------      --------------------------       -----------------------
                                            Amortized       Percent of      Amortized       Percent of       Amortized    Percent of
                                             Cost(1)        Portfolio        Cost(1)        Portfolio         Cost(1)      Portfolio
                                            ---------       ----------      ---------       ----------       ---------    ----------
                                                                              (Dollars in thousands)
U.S. Government agency
securities:
  FHLMC ............................        $   --             --  %         $   995           3.82%         $  --             --  %
  FHLB .............................          17,334          98.13           17,738          67.89            8,840          90.64
  FNMA .............................            --             --               --             --               --             --
  FFCB .............................            --             --              7,391          28.29              912           9.36
  Municipal ........................             330           1.87             --             --               --             --
                                             -------         ------          -------         ------          -------         ------

   Total ...........................         $17,664         100.00%         $26,124         100.00%         $ 9,752         100.00%
                                             =======         ======          =======         ======          =======         ======

-------------
(1) The market value of the Bank's investment securities portfolio amounted to $17.5 million, $26.2 million and $9.8 million at September 30, 1996, 1997 and 1998, respectively.

         The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 1998.

                                                Less Than                       One to                           Five to
                                                 One Year                      Five Years                       Ten Years
                                            ---------------------       ------------------------        ------------------------
                                            Amount         Yield        Amount             Yield         Amount            Yield
                                            ------         -----        ------             -----         ------            -----
                                                                  (Dollars in thousands)
U.S. Government agency
securities................................   $ --            --%        $   --               --%          $   --             --%
  FHLMC...................................     --            --             --               --               --             --
  FHLB...................................      --            --          2,141             6.48            6,699           8.48
  FNMA...................................      --            --             --               --               --             --
  FFCB...................................      --            --            912             7.07               --             --
  Municipal...............................     --            --             --               --               --             --
                                             ----           ---         ------             ----           ------           ----

     Total................................   $ --            --%        $3,053             6.74%          $6,699           8.48%
                                             ====           ===         ======             ====           ======           ====

         The following table sets forth Coastal Federal's mortgage-backed securities portfolio at amortized cost at the dates indicated.

                                                                                     September 30,
                                                       1996                              1997                         1998
                                               -------------------------      -------------------------      -----------------------
                                               Amortized      Percent of      Amortized      Percent of      Amortized    Percent of
                                                Cost(1)       Portfolio        Cost(1)       Portfolio        Cost(1)      Portfolio
                                               ---------      ----------      ---------      ----------      ---------    ----------
                                                                               (Dollars in thousands)
Mortgage-Backed Securities:
  FHLMC ...............................        $ 18,861         70.75%        $ 14,048         62.79%        $ 24,901         14.69%
  FNMA ................................           2,469          9.26            1,861          8.31           95,024         56.05
  GNMA ................................           5,330         19.99            6,471         28.90           49,586         29.26
                                               --------        ------         --------        ------         --------        ------

   Total ..............................        $ 26,660        100.00%        $ 22,380        100.00%        $169,511        100.00%
                                               ========        ======         ========        ======         ========        ======

------
(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $27.0 million, $23.0 million and $170.2 million at September 30, 1996, 1997 and 1998, respectively.

         The following table sets forth the maturities and weighted average yields of the securities at September 30, 1998.

                                                Less Than            One to                Five to             Ten Years
                                                 One Year           Five Years            Ten Years          and Thereafter
                                            ---------------     ------------------    ----------------    -------------------
                                            Amount    Yield     Amount       Yield    Amount     Yield    Amount        Yield
                                            ------    -----     ------       -----    ------     -----    ------        -----
                       (Dollars in thousands)
Mortgage-Backed Securities: ..............
  FHLMC...................................   $ --      --%      $  --        --%       $ --      --%       $24,901      6.64%
  FNMA....................................     --      --          --        --          --      --         95,024      5.55
  GNMA....................................     --      --          --        --          --      --         49,586      6.85
                                             ----     ---        ----        ---       ----     ---       --------      ----

Total.....................................   $ --      --%      $  --        --%       $ --      --%      $169,511      6.09%
                                             ====     ===       =====       ===        ====     ===       ========      ====


Service Corporation Activities

         Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers," which was incorporated in 1970 under the laws of South Carolina.

                                        +------------------------+
                                        |                        |
                                        |     COASTAL FEDERAL    |
                                        |                        |
                                        |                        |
                                        +------------------------+
                                                    |       |
                                                    |       ----------------------
                                                    |                  +-------------------+
                                                    |                  |   COASTAL REAL    |
                                                    |                  | ESTATE INVESTMENT |
                                        +------------------------+     |   CORPORATION     |
                                        |                        |     +-------------------+
                                        |     COASTAL MORTGAGE   |
                                        |        BANKERS*        |
                                        |                        |
                                        +------------------------+
                                                    |
                                                    |
                                                    |
   +------------------------------------------------+----------------------------------------+
   |                          |                     |                  |                     |
+------------------+  +-----------------+  +---------------+  +----------------+   +-------------------+
|   North Beach    |  |  Shady Forest   |  |  Sherwood     |  | Ridge          |   |  501 Development  |
| Investments, Inc.|  |  Development    |  |  Development  |  | Development    |   |  Corporation      |
|                  |  |  Corporation    |  |  Corporation  |  | Corporation    |   |                   |
|                  |  |                 |  |               |  |                |   |                   |
+------------------+  +-----------------+  +---------------+  +----------------+   +-------------------+

--------------

* For a description of these subsidiaries, see "Real Estate Development Activities."

(1) First tier operating subsidiary of Coastal Federal Savings Bank consolidated with Coastal Federal Savings Bank for regulatory reporting. On December 10, 1998 Coastal Federal exchanged its stock of Coastal Real Estate Investment Corporation for 100% of the outstanding stock of Coastal Federal Holding Corporation.

Real Estate Development Activity

         With the exception of one project, for which a joint venture was created to dispose of real estate acquired through foreclosure, the Corporation has not entered into any new real estate activity since 1984 and has, in fact, almost eliminated its investment in these real estate activities. These efforts are reflected in the reduction of Corporation's investment and loans to subsidiaries from $8.5 million at September 30, 1987 to zero at September 30, 1998.

         In prior years, the Bank made loans to purchasers of condominium units in which the Bank's subsidiaries were involved in a joint venture.

         The  following  table  summarizes  the balances of  permanent  loans to
individual  unit  purchasers,   by  project,  at  September  30,  1998  (net  of
participation's sold to other financial institutions).

                                                                                  Slow Loans(1)
                                Number of             Total                   ---------------------
Project                         Borrowers             Amount                  Number         Amount
-------                         ---------             ------                  ------         ------

Beach Cove                          78             $4,629,418                   1            $87,546
Condominium
North Myrtle Beach,
South Carolina

Bluewater                          100             $4,060,624                   1            $54,118
Condominium
Myrtle Beach,
South Carolina

Cobblestone Villas                  50             $1,773,774                  --              $  --
Condominium
Myrtle Beach,
South Carolina

Carolina Pines                      13             $  347,465                  --              $  --
Condominium
Conway, South Carolina

----------------
(1)  Loans over 60 days delinquent

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

                                                                                At
                                                                           September 30,
                                    ------------------------------------------------------------------------------------------------
                                              1996                             1997                                1998
                                    ----------------------------  --------------------------------   -------------------------------
                                             Percent                          Percent                            Percent
                                               of      Increase                 of       Increase                  of      Increase
                                    Amount    Total   (Decrease)   Amount      Total    (Decrease)    Amount      Total   (Decrease)
                                    ------    -----   ----------   ------      -----    ----------    ------      -----   ----------
                                                                      (Dollars in thousands)
Transaction accounts:
  NOW checking.................... $35,654     11.38%   $5,802    $38,773     11.17%      $3,119      42,434      10.99      3,661
  Commercial checking.............  19,926      6.36     3,432     23,765      6.85        3,839      27,285       7.06      3,520
                                    ------    ------     -----    -------      ----        -----      ------      -----      -----

Total transaction accounts........  55,580     17.74     9,234      62,538     18.02       6,958      69,719      18.05      7,181
                                    ------    ------     -----      ------     -----       -----      ------      -----      -----

Money market demand accounts......  84,997     27.12    43,481     104,476     30.10      19,479     124,207      32.15     19,731
Savings accounts..................  42,840     13.66    (3,581)     39,445     11.36      (3,395)     37,242       9.64     (2,203)

Fixed-rate certificates
 (original maturity):
 3 months.........................   2,122       .68    (1,309)      1,826       .53        (296)      2,045        .53        219
 6 months.........................  23,479      7.49    13,957      22,185      6.39      (1,294)     25,563       6.62      3,378
 9 months.........................   9,293      2.96   (17,458)      7,342      2.12      (1,951)      5,396       1.40     (1,946)
 12 months........................  47,059     15.01   (10,256)     43,901     12.64      (3,158)     46,121      11.94      2,220
 18 months........................  20,981      6.69     8,555      32,250      9.29      11,269      35,140       9.10      2,890
 24 months........................   4,049      1.29       204       7,390      2.13       3,341      17,348       4.49      9,958
 30 months........................   2,189       .70       403       4,809      1.39       2,620       6,558       1.70      1,749
 36 months........................   8,944      2.85      (560)      9,215      2.65         271       4,740       1.23     (4,475)
 48 months........................   4,728      1.51       115       5,664      1.63         936       6,852       1.77      1,188
 96 months........................      26       .01         2          27       .01           1          29        .01          2
                                   -------    ------     -----     ------    ------      ------      -------      -----     ------
 .................................. 122,870     39.20    (6,347)    134,609     38.78      11,739     149,792      38.77     15,183
                                   -------    ------    -------    -------    ------      ------     -------      -----     ------

Variable rate certificates:
 (original maturity)
 18 months........................   4,593      1.47    (2,507)    3,678      1.06          (915)      3,137        .81      (541)
 30 months........................   2,550       .81        51     2,370       .68          (180)      2,224        .58      (146)
                                     -----    ------    ------      -----    ------      -------       -----   --------     -----
Total variable....................   7,143      2.28    (2,456)    6,048      1.74        (1,095)      5,361       1.39      (687)
                                     -----    ------    -------    -----    ------       -------       -----   --------     -----

Total certificates................ 130,013     41.48    (8,803)  140,657     40.52        11,644     155,153      40.16    14,496
                                   -------    ------    -------  -------    ------        ------     -------   --------    ------

Total deposits....................$313,430    100.00%  $40,331  $347,116    100.00%      $33,686    $386,321   100.00%    $39,205
                                  ========    ======   =======  ========    ======       =======    ========   =======    =======

Time Deposits by Maturity and Rate

    The following table sets forth the amount and maturities of time deposits at September 30, 1998.

                                                               Amount Due
                           ----------------------------------------------------------------------------------
                           Less Than       1-2           2-3               3-4           After
Rate                       One Year        Years         Years             Years        4 Years         Total
----                       --------        -----         -----             -----        -------        ------
                                                              (In thousands)
 0.00 - 5.99%...........   $105,253     $18,467        $3,640          $  1,367             --       128,727
 6.00 - 8.00%...........     21,656       2,364         1,361               636             --        26,017
 8.01 - 10.00%..........        297         112            --                --             --           409
                           --------     -------        ------            ------            ---       -------

   Total................   $127,206     $20,943        $5,001            $2,003            $--       155,153
                           ========     =======        ======            ======            ===       =======

    The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 1998.

                                     Amount Due
-----------------------------------------------------------------------------------
Within       Over 3                 Over 6                    Over 12
3 months     through 6 months       through 12 months         Months        Total
-----------------------------------------------------------------------------------
                                   (In thousands)

$7,745       $12,801                $10,132                   $5,765        $36,443
======       =======                =======                   ======        =======

         In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal. Substantially all of Coastal Federal's depositors are residents of the State of South Carolina.

         Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 1998, Coastal Federal had advances totaling $144.9 million from the FHLB of Atlanta due on various dates through 2008 with a weighted average interest rate of 5.13%.

         The FHLB of Atlanta functions as a central reserve bank providing credit for financial institutions and certain other member financial institutions. As a member, Coastal Federal is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB of Atlanta determines specific lines of credit for each member institution.

         In addition to the borrowings described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 1998, the Bank had $55.0 million in broker repurchase agreements. The Bank has also offered repurchase agreements to its customers which are borrowings that are collateralized by underlying government securities. At September 30, 1998, the Bank had $4.2 million outstanding in customer repurchase agreements.

         The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                       At September 30,
                                               --------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
                                                   (Dollars in thousands)
Outstanding balance:
  Securities sold under agreements
    to repurchase:
    Customer ...............................   $  3,365    $  2,666    $  4,214
    Broker .................................       --          --        55,000
  Short-term FHLB advances.(1) .............     54,404      68,620     120,235

Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ...............................       3.57%       3.16%       3.43%
    Broker .................................       --          --          5.69
  Short-term FHLB advances.(1) .............       5.68        5.60        5.10

Maximum amount of borrowings outstanding
  at any month end:
  Securities sold under agreements
    to repurchase:
    Customer ...............................   $  3,950    $  3,257    $  4,214
    Broker .................................     12,840      37,516      86,250
  Short-term FHLB advances.(1) .............     68,213      75,020     120,235
Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements
    to repurchase:
    Customer ...............................   $  2,900    $  2,100    $  2,989
    Broker .................................      4,100      17,200      56,262
  Short-term FHLB advances.(1) .............     56,600      74,023      92,369


Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ...............................       3.55%       3.36%       3.61%
    Broker .................................       5.40        5.60        5.68
  Short-term FHLB advances.(1) .............       5.68        5.60        5.10

(1) Short-term FHLB advances include various advances which are subject to call by FHLB.

Competition

         As of September 30, 1998, Coastal Federal had the largest market share (13.8%) of any financial institution located in Horry County, South Carolina according to Sheshunoff Information Services, Inc. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 70 offices of other financial institutions in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

         As of September 30, 1998, the Company had 205 full-time Associates and 25 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.


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

         The Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% of insured deposits for well capitalized, financially sound institutions with only a few minor weaknesses to .31% of insured deposits for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the first half of 1996, the same amounts applied to BIF member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended September 30,1998, equaled $213,000.

         Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed, financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund ("DIF"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Bank's assessment amounted to $1.6 million and was accrued during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members are charged an assessment of approximately 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

         The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in the FHLB-Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Atlanta. The Bank is in compliance with this requirement with an investment in FHLB-Atlanta stock of $7.3 million at September 30, 1998.

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

         At September 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

         Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the Bank's qualified thrift investments exceeded 65% of its portfolio assets as required by regulation.

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

         At September 30, 1998, Coastal Federal's core capital of approximately $39.0 million, or 6.10% of adjusted total assets, was $13.4 million in excess of the OTS requirement of $25.5 million, or 4% of adjusted total assets. As of such date, the Bank's tangible capital of approximately $39.0 million, or 6.10% of adjusted total assets, was $26.2 million in excess of the OTS requirement of $12.8% million, or 1.5% of adjusted total assets. Finally, at September 30, 1998, the Bank had risk-based capital of approximately $43.1 million or 12.67% of total risk-weighted assets, which was $15.9 million in excess of the OTS risk-based capital requirement of $27.2 million or 8% of risk-weighted assets. See note 11 on page 25 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Bank's limit on loans to one borrower was $6.5 million. The Bank may apply to have this amount increased to $13.0 million for borrowers who have loans secured by residential lending. At September 30, 1998, the Bank had applied for this limit increase for four borrowers. At September 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $11.4 million, all of which was performing according to their terms. The Bank had received permission to increase the loan to one borrower limit on this borrower.


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

         Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to page 22 note 9 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998.

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

         For information  regarding income taxes payable by Coastal Federal, see
Note 9 of the Notes to Consolidated Financial Statements.

Item 2.  Properties

         The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 1998.

                                                  Total Investment
                                                  Including Land,             Net Book            Approximate
                                     Year         Building, Furni-           Value as of          Square         Owned/
Location                            Opened        ture and Fixtures            9/30/98            Footage        Leased
--------                            ------        -----------------            -------            -------        ------
                                                                (Dollars in thousands)

Main Office
2619 Oak St.                        1980                  $7,367                 $2,922           25,000         Owned
Myrtle Beach, SC (1)

Dunes Office
7500 North Kings Hwy                1971                     551                    131            2,000         Owned
Myrtle Beach, SC

Ocean Drive Office
521 Main Street                     1973                   1,408                    905            4,100         Owned
North Myrtle Beach, SC

Surfside Office
112 Highway 17 South                1975                   1,350                    891            2,300         Owned
 & Glenns Bay Road
Surfside Beach, SC

Conway Office
310 Highway 378                     1976                     926                    284            2,882         Owned
Conway, SC

Socastee Office
1 Cimerron Drive                    1981                   1,013                    416            2,275         Owned
Myrtle Beach, SC

Murrells Inlet Office
Highway 17 South                    1986                   1,080                    602            3,450         Owned
Murrells Inlet, SC

Waccamaw Medical Pk Office
7000 Waccamaw Medical Pk Rd         1986                     636                    324            1,450         Owned
Conway, SC

Florence Office
1385 Alice Drive                    1996                     374                    285            2,500         Leased
Florence, SC

Coastal Mortgage Bankers and
 Realty Co., Inc.
2619 Oak Street                     1970                       2                      0             N/A           N/A
Myrtle Beach, SC

Coastal Investments
 Corporation
2619 Oak Street                     1987                      82                     29             N/A           N/A
Myrtle Beach, SC

Coastal Federal Mortgage, Inc.
1385 Alice Drive                    1995                     173                    121            1,038         Leased
Florence, SC

                                                  Total Investment
                                                  Including Land,             Net Book            Approx.
                                     Year         Building, Furni-           Value as of          Square         Owned/
Location                            Opened        ture and Fixtures            9/30/98            Footage        Leased
--------                            ------        -----------------            -------            -------        ------
                                                    (Dollars in thousands)
South Brunswick Office
1625 Seaside Road S.W.             1998                   $  994                 $  967            3,000           Owned
Sunset Beach, NC

Mall Plaza                         1997                    1,148                  1,125           17,500           Owned
504 27th Avenue North
Myrtle Beach, SC

------------

(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

         The net book value of the Company's investment in office, properties and equipment totaled $9.0 million at September 30, 1998. See Note 5 of Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Year 2000 Compliance

The Company is a user of computers, computer software and equipment utilizing embedded microprocessors that will be affected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Company's Year 2000 Committee consists of the Chief Executive Officer, three Executive Vice Presidents, two Vice Presidents, and one Associate from the Internal Audit Group. The Committee makes a monthly progress report to the Board of Directors. The Committee has developed and is implementing a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The plan is comprised of the following phases:

1. Awareness - Educational initiatives on year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Company's year 2000 preparedness.

2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. This phase was completed as of August 31, 1998.

3. Renovation - Review of vendor and service providers responses to the Company's year 2000 inquires and development of a follow-up plan and timberline. This phase was completed as of October 15, 1998.

4. Validation - Testing all systems and third-party vendors for year 2000 compliance. The Company is currently in this phase of its plan. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant. The Company will test the third-party systems by reviewing the results of transactions at six different test dates before and after the year 2000 date change covering all of the applications used by the Company. Testing was completed as of November 16, 1998. In the event that testing reveals that the third-party systems are not year 2000 compliant, the Company's service bureau intends to either transfer the Company to other systems that are year 2000 compliant and provide additional resources to resolve the year 2000 issues. Other parties whose year 2000 compliance may affect the
     Company include the FHLB of Atlanta, brokerage firms, the operator of the Company's ATM network and the Company's 401K administrator. These third-parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third-parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

5. Implementation - Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Company's plan provides for year 2000 readiness to be completed by December 31, 1998.

The Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be $118,000, of which $41,156 has been incurred as of September 30, 1998. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own employees spend on year 2000 issues, which are principally payroll costs.

Because the Company depends substantially on its computer systems and those of third-parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company; (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Company, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted.

There can be no assurances that the Company's year 2000 plan will effectively address the year 2000 issues, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 3.  Legal Proceedings

         The Company is not a defendant in any lawsuits.

         The Bank is a defendant in one significant lawsuit. The action commenced on December 1, 1997, and the Plaintiffs are seeking approximately $1.5 million in actual damages as well as punitive damages. The cause of action is breach of fiduciary duties, negligence, fraud, civil conspiracy and breach of contract arising out of a lending relationship. At this date, the Bank does not know if or when the action will go to trial. The Bank will vigorously defend this suit and does not anticipate any settlement discussion. The Bank does not expect the results of this action to be material to its financial results.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 ("Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data

         The  information   contained  in  the  section   captioned   "Financial
Highlights" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk

         The information contained in the section captioned "Interest Rate Risk Disclosure" in the Annual Report is incorporated herein by reference.

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

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Bank's definitive proxy statement for the Bank's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position             Business Experience
----------------------             -------------------
Michael C. Gerald, 49,             Mr.  Gerald has been  associated  with Coastal  Federal since 1974 and serves as
President, Chief Executive         Director, President and Chief Executive Officer of the Corporation and Bank. Mr.
Officer and a Director             Gerald also serves as  Director  and  President  of Coastal  Mortgage  Bankers &
                                   Realty  Company,  Inc.,  and as Director  and  President  of Coastal Real Estate
                                   Investment Corporation.  He currently serves on the Board of Visitors of Coastal
                                   Carolina  University's  Wall  School of  Business  Administration  and  Computer
                                   Science,  the Governmental Affairs Committee of America's Community Bankers, the
                                   Board of Directors of the Waccamaw  Community  Foundation and is a member of the
                                   Board of Directors of the Coastal Education Foundation.

Jimmy R. Graham, 50,               Mr. Graham serves as Executive  Vice  President  and  Information  Systems Group
Executive Vice President and       Leader of Coastal  Federal.  Mr.  Graham serves as Executive  Vice  President of
Information Systems Group          Coastal Financial Corporation. He has been associated with the Bank since 1977.
Leader

Jerry L. Rexroad, CPA, 38,         Mr. Rexroad joined the Company in April 1995 and is Executive Vice President and
Executive Vice President and       Chief Financial  Officer of Coastal Federal and Coastal  Financial  Corporation.
Chief Financial Officer            Mr.  Rexroad  also  serves as the Chief  Financial  Officer  and a Director  for
                                   Coastal Federal Mortgage  Bankers & Realty Company,  Inc.,  Coastal  Investments
                                   Corporation,  and Coastal  Federal  Mortgage,  Coastal  Real  Estate  Investment
                                   Corporation and President of Coastal Federal Holdings Corporation.  He currently serves as Vice  Chairman  of the Junior  Achievement  Board of  Directors  Horry
                                   County.  He is a Past Chairman of the Board of Directors for Junior  Achievement
                                   of  Horry  County  as  well  as Past  Chairman  of the  Board  of  Directors for
                                   Junior Achievement of Greenville.  Mr. Rexroad is the President of the Financial
                                   Manager's Society of South Carolina.

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

Phillip G. Stalvey, 42,            Mr.  Stalvey is Executive Vice President and Sales Group Leader for the Bank. He
Executive Vice President           also serves as an Executive Vice President of the  Corporation and is a director
and Sales Group Leader.            of Coastal  Federal  Mortgage and Coastal  Investment  Corporation.  He has been associated with Coastal Federal for the past 17 years. In addition,  Mr. Stalvey is a member of the Florence Stake Presidency with his Church, a committee member of a local  Scout Troop and a Board of Director  for the Myrtle  Beach  Airforce
                                   Base Redevelopment Authority.

Name, Age and Position             Business Experience
----------------------             -------------------
Steven J. Sherry, 47               Mr. Sherry is Executive  Vice  President and Director of Marketing for the Bank.
Executive Vice President and       He also serves as Executive Vice  President/Chief  Marketing Officer for Coastal
Director of Marketing.             Financial  Corporation.  He has  been  associated  with  Coastal  Federal,  in a consultative fashion for over five years, and formally with the organization for seven months.  Mr. Sherry is a Director on the Board for the Horry Cultural Arts
                                   Council, member of the Bank Marketing Association, and holds various achievement awards for marketing and advertising.

Susan J. Cooke, 48,                Ms. Cooke is Vice President and Corporate  Secretary for Coastal Federal and for
Vice President and                 Coastal Financial Corporation,  Corporate Secretary for Coastal Mortgage Bankers
Corporate Secretary                & Realty  Company,  Inc.,  and Coastal  Investor  Services.  Ms.  Cooke has been employed with Coastal Federal for eleven years.  She is a member of the American
                                   Society of Corporate  Secretaries,  Inc. and the National Association for Female
                                   Executives.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

         1.       Independent Auditors' Report*

         2.       All Financial Statements*

                  (a) Consolidated Statements of Financial Condition as of September 30, 1997 and 1998.

                  (b) Consolidated Statements of Operations for the Years Ended September 30, 1996, 1997 and 1998.

                  (c) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1997 and 1998.

                  (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1997 and 1998.

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

                     (d)   Employment Agreement with Allen W. Griffin***

                     (e)   Employment Agreement with Jimmy R. Graham***

                     (f)   Employment Agreement with Richard L. Granger***

                     (g)   Employment Agreement with Robert S. O'Harra***

                     (h)   Employment Agreement with Steven J. Sherry

                     (i)   1990 Stock Option Plan***

                     (j)   Directors Performance Plan****

                  13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998*

                  21             Subsidiaries of the Registrant

                  23             Consent of Independent Auditors

                  27             Financial Data Schedule

        5. No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

-----------------

* Incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1998, attached as an exhibit hereto.

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

                                       COASTAL FINANCIAL CORPORATION

Date:  December 29, 1998               By: /s/Michael C. Gerald
                                           -----------------------------------
                                             Michael C. Gerald
                                             President/Chief Executive Officer
                                            (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James T. Clemmons              By: /s/Michael C. Gerald
    --------------------------            ---------------------------------
 James T. Clemmons                        Michael C. Gerald
 Chairman of the Board                    President/Chief Executive Officer
                                          and a Director
                                          (Principal Executive Officer)

Date: December 29, 1998                Date: December 29, 1998

By: /s/Jerry L. Rexroad                By: /s/Wilson B. Springs
    --------------------------            ---------------------------------
 Jerry L. Rexroad                         Wilson B. Springs
 Executive Vice President                 Director
 and Chief Financial Officer
 (Principal Financial and
  Accounting Officer)

Date: December 29, 1998                Date: December 29, 1998

By: /s/James C. Benton                 By: /s/Samuel A. Smart
    --------------------------            ---------------------------------
 James C. Benton                           Samuel A. Smart
 Director                                  Director

Date: December 29, 1998                Date: December 29, 1998

By: /s/Harold D. Clardy                By: /s/James P. Creel
    --------------------------            ---------------------------------
 Harold D. Clardy                         James P. Creel
 Director                                 Director

Date: December 29, 1998                Date: December 29, 1998

By:  /s/G. David Bishop                By: /s/James H. Dusenbury
    --------------------------            ---------------------------------
 G. David Bishop                          James H. Dusenbury
 Director                                 Director

Date: December 29, 1998                Date:  December 29, 1998