Form 10-Q
period 1998-12-31
COASTAL FINANCIAL CORP /DE
filed 1999-02-16
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1998




      (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Delaware                                57-0925911
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)


2619 N. OAK STREET, MYRTLE BEACH, S. C.                29577
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (843) 448-5151

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    [   ]        NO    [ X  ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998.

Common Stock $.01 Par Value Per Share                         6,272,569 Shares
--------------------------------------------------------------------------------
(Class)                                                        (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 1998

TABLE OF CONTENTS

PART I-      Consolidated Financial Information

Item  1.     Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1998 and December 31, 1998

             Consolidated Statements of Operations for the three months ended December 31, 1997 and 1998

             Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1998

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

      2.     Changes in Securities and Use of Proceeds

      3.     Default Upon Senior Securities

      4.     Submission of Matters to a Vote of Securities Holders

      5.     Other information

      6.     Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       September 30,   December 31,
                                                            1998           1998
                                                          --------      --------
                                                                (Unaudited)
                                                          (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ......................      $ 11,978      $ 11,690
Short-term interest-bearing deposits ...............         3,688         4,400
Investment securities available for sale ...........         9,841         4,048
Mortgage-backed securities available for sale ......       170,181       173,552
Loans receivable (net of allowance for
   loan losses of $5,668 at September 30,
   1998 and $5,795 at December 31, 1998) ...........       414,264       431,648
Loans receivable held for sale .....................        10,486        15,448
Real estate acquired through foreclosure ...........            35            35
Office property and equipment, net .................         9,001         9,821
Federal Home Loan Bank stock, at cost ..............         7,266         8,651
Accrued interest receivable on loans ...............         2,546         2,726
Accrued interest receivable on investments .........         1,324         1,248
Other assets and deferred charges ..................         2,950         2,819
                                                          --------      --------
                                                          $643,560      $666,086
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits ...........................................      $386,321      $391,038
Securities sold under agreements to
   repurchase ......................................        59,214        50,941
Advances from Federal Home Loan Bank ...............       144,909       173,025
Other borrowings ...................................         6,437         3,503
Drafts outstanding .................................         1,615         1,746
Advances by borrowers for property taxes
  and insurance ....................................         1,329           470
Accrued interest payable ...........................         1,352           969
Other liabilities ..................................         4,532         5,155
                                                          --------      --------
  Total liabilities ................................       605,709       626,847
                                                          --------      --------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(continued)

                                                       September 30,   December 31,
                                                            1998           1998
                                                          --------      --------
                                                                (Unaudited)
                                                          (Dollars in thousands)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued .........................          --            --
Common stock, $.01 par value, 15,000,000
   shares authorized; 6,263,777 shares at
   September 30, 1998 and 6,272,569 shares
   at December 31, 1998 issued and outstanding .....            63            63
Additional paid-in capital .........................         8,983         9,031
Retained earnings ..................................        28,369        29,715
Accumulated other comprehensive
  income, net of tax ...............................           436           430
                                                          --------      --------
  Total stockholders' equity .......................        37,851        39,239
                                                          --------      --------
                                                          $643,560      $666,086
                                                          ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

                                                         1997              1998
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
Interest income:
    Loans receivable ...........................     $     8,977      $     9,339
    Investment securities ......................             468              168
     Mortgage-backed securities ................             652            2,322
     Other .....................................              80              102
                                                     -----------      -----------
     Total interest income .....................          10,177           11,931
                                                     -----------      -----------
Interest expense:
   Deposits ....................................           3,602            3,854
   Securities sold under agreements to
     repurchase ................................             369              755
   Advances from Federal Home Loan Bank ........           1,476            2,219
                                                     -----------      -----------
     Total interest expense ....................           5,447            6,828
                                                     -----------      -----------
   Net interest income .........................           4,730            5,103
Provision for loan losses ......................             190              185
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           4,540            4,918
                                                     -----------      -----------
Other income:
   Fees and service charges ....................             403              470
   Loss from real estate owned .................             (20)             (17)
  Income from real estate held for investment ..             218             --
   Gain on sale of loans receivable, net .......             357              361
   Gain on sale of securities available for sale              16              182
   Other income ................................             461              486
                                                     -----------      -----------
                                                           1,435            1,482
                                                     -----------      -----------
General and administrative expenses:
   Salaries and employee benefits ..............           1,884            2,028
   Net occupancy, furniture and fixtures
     and data processing expense ...............             789              892
   FDIC insurance premium ......................              52               53
   Other expenses ..............................             673              631
                                                     -----------      -----------
                                                           3,398            3,604
                                                     -----------      -----------
Earnings before income taxes ...................           2,577            2,796

Income taxes ...................................             950            1,006
                                                     -----------      -----------
Net income .....................................     $     1,627      $     1,790
                                                     ===========      ===========

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998
(continued)

                                                         1997              1998
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
Earnings per common share
  Basic ........................................     $       .26      $       .29
                                                     ===========      ===========
  Diluted ......................................     $       .25      $       .27
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,232,000        6,273,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,548,000        6,602,000
                                                     ===========      ===========

Dividends per share ............................     $     .0675      $       .07
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

                                                         1997            1998
                                                       --------        --------
                                                              (Unaudited)
                                                            (In thousands)
Cash flows from operating activities:
  Net earnings .................................       $  1,627        $  1,790
  Adjustments to reconcile net earnings
       to net cash provided by
      operating activities:
       Income from real estate
        held for investment ....................           (218)           --
       Depreciation ............................            239             279
       Provision for loan losses ...............            190             185
Origination of loans receivable
         held for sale .........................        (12,661)        (23,612)
Proceeds from sales of loans receivable
         held for sale .........................         14,214          18,650
(Increase) decrease in:
      Other assets and deferred charges ........           (179)            131
      Accrued interest receivable ..............           (217)           (104)
Increase (decrease) in:
      Accrued interest payable .................            119            (383)
     Other liabilities .........................            300             623
                                                       --------        --------
        Net cash provided by (used in)
             operating activities ..............          3,414          (2,441)
                                                       --------        --------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ......................         (8,808)           (640)
  Proceeds from sales of investment
       securities available for sale ...........          1,000           2,000
 Proceeds from maturities of investment
      securities available for sale ............          3,113           4,400
  Purchases of mortgage-backed securities
       available for sale ......................        (58,306)        (47,609)
 Proceeds from sales of mortgage-backed
       securities available for sale ...........          7,151          17,533
  Origination of loans receivable, net .........        (50,946)        (46,770)
  Purchase of loans receivable .................         (2,068)           --
 Principal collected on loans receivable
       and mortgage-backed securities, net .....         46,088          55,491
  Proceeds from sale of real estate
       acquired through foreclosure, net .......              4            --
  Purchases of office properties and
      equipment ................................           (542)         (1,099)
  Purchases of FHLB stock, net .................           (900)         (1,385)
                                                       --------        --------

      Net cash used in
             investing activities ..............        (64,214)        (18,079)
                                                       --------        --------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998 (CONTINUED)

                                                            1997           1998
                                                         --------      --------
                                                               (Unaudited)
                                                             (In thousands)
Cash flows from financing activities:
  Increase (decrease) in deposits, net .............     $ (3,368)     $  4,717
  Increase (decrease) in securities sold
   under agreement to repurchase, net ..............       42,830        (8,273)
  Proceeds from FHLB advances ......................       82,080        82,600
  Repayment of FHLB advances .......................      (53,200)      (54,484)
 Proceeds(repaymments)from other borrowings,net ....          472        (2,934)
 Decrease in advance payments by borrowers
     for property taxes and insurance, net .........         (914)         (859)
  Increase in drafts outstanding, net ..............          247           131
  Dividend to stockholders .........................         (416)         (444)
  Other financing activities, net ..................          230           490
                                                         --------      --------
  Net cash provided by financing ...................       67,961        20,944
                                                         --------      --------
    activities

Net increase
   in cash and cash equivalents ....................        7,161           424
                                                         --------      --------
Cash and cash equivalents at beginning
  of the period ....................................       13,411        15,666
                                                         --------      --------
Cash and cash equivalents at end
  of the period ....................................     $ 20,572      $ 16,090
                                                         ========      ========

Supplemental information:
  Interest paid ....................................     $ 10,058      $  7,211
                                                         ========      ========

  Income taxes paid ................................     $    216      $     12
                                                         ========      ========

Supplemental schedule of non-cash investing
  and financing transactions:
  Transfer of mortgage loans to real estate
     acquired through foreclosure ..................     $      8      $   --
                                                         ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                        Accumulated
                                                                                          Other
                                              Additional                                 Compre-        Total
                                  Common        Paid-In     Treasury       Retained     hensive     Stockholders'
                                   Stock        Capital        Stock       Earnings      Income         Equity
                                   -----        -------        -----       --------      ------         ------
                                                                    (Unaudited)
                                                                  (In thousands)
Balance at September
  30, 1997 ..................     $     46     $  8,698     $   (182)     $ 23,402      $    427      $ 32,391
Net income ..................         --           --           --           1,627          --           1,627
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $29,000 ...........         --           --           --            --              48          --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $9,000 .....         --           --           --            --             (16)         --
                                                                                        --------
Other comprehensive income --         --           --           --                            32            32
                                                                                        --------      --------
Comprehensive income ........         --           --           --            --            --           1,659
                                                                                                      --------
Exercise of stock
  options ...................         --             32          182          (160)         --              54
Cash dividends ..............         --           --           --            (416)         --            (416)

Balance at December
  31, 1997 ..................     $     46     $  8,730     $      0      $ 24,453      $    459      $ 33,688
                                  ========     ========     ========      ========      ========      ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)

                                                                                      Accumulated
                                                                                          Other
                                              Additional                                 Compre-        Total
                                  Common        Paid-In     Treasury       Retained     hensive     Stockholders'
                                   Stock        Capital        Stock       Earnings      Income         Equity
                                   -----        -------        -----       --------      ------         ------
                                                                    (Unaudited)
                                                                  (In thousands)
Balance at September
  30, 1998 ..................     $     63     $  8,983     $      0      $ 28,369      $    436      $ 37,851
Net income ..................         --           --           --           1,790          --           1,790
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $106,000 ..........         --           --           --            --             176          --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $109,000 ...         --           --           --            --            (182)         --
                                                                                        --------
Other comprehensive income --         --           --           --                            (6)           (6)
                                                                                        --------      --------
Comprehensive income ........         --           --           --            --            --           1,784
                                                                                                      --------
Exercise of stock
  options ...................         --             48         --            --            --              48
Cash dividends ..............         --           --           --            (444)         --            (444)

Balance at December
  31, 1998 ..................     $     63     $  9,031     $      0      $ 29,715      $    430      $ 39,239
                                  ========     ========     ========      ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1998, included in the Company's 1998 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consist of the following:

                                                    September 30,    December 31,
                                                        1998             1998
                                                      ---------       ---------
                                                            (Unaudited)
                                                           (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 248,781       $ 242,762
   Other, primarily commercial
    real estate ................................         95,420         112,071
   Construction loans ..........................         31,261          37,650
Consumer and commercial loans:
   Installment consumer loans ..................         19,489          20,717
   Mobile home loans ...........................            990           1,013
   Deposit account loans .......................          1,078           1,103
   Equity lines of credit ......................         18,655          18,771
   Commercial and other loans ..................         14,848          14,310
                                                      ---------       ---------
                                                        430,522         448,397
Less:
   Allowance for loan losses ...................          5,668           5,795
   Deferred loan fees (costs) ..................           (702)           (937)
   Undisbursed portion of loans in process .....         11,292          11,891
                                                      ---------       ---------
                                                      $ 414,264       $ 431,648
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -  CONTINUED

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                              December 31,
                                                       1997                1998
                                                     -------            -------
                                                             (Unaudited)
                                                           (In thousands)
Beginning allowances .....................           $ 4,902            $ 5,668
Provision for loan losses ................               190                185
Allowance on acquired loans ..............                29               --
Loan recoveries ..........................                 2                  9
Loan charge-offs .........................               (51)               (67)
                                                     -------            -------

Ending allowance .........................           $ 5,072            $ 5,795
                                                     =======            =======


(3)  DEPOSITS
Deposits consist of the following:

                                      September 30, 1998              December 31, 1998
                                  -----------------------          -----------------------
                                                 Weighted                         Weighted
                                                  Average                          Average
                                   Amount           Rate             Amount          Rate
                                  --------          ----           --------          ----
                                                       (Unaudited)
                                                      (In thousands)
Transaction accounts .......      $193,926          3.12%          $205,262          2.97%
Passbook accounts ..........        37,242          2.52             36,182          2.52
Certificate accounts .......       155,153          5.38            149,594          5.24
                                  --------          ----           --------          ----
                                  $386,321          3.96%          $391,038          3.79%
                                  ========          ====           ========          ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -  CONTINUED

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                        September 30, 1998              December 31, 1998
                                      ----------------------         ----------------------
                                                     Weighted                      Weighted
                                                     Average                        Average
                                       Amount          Rate            Amount         Rate
Maturing within:                                             (Unaudited)
                                                           (In thousands)
1 year .........................      $ 28,235         5.74 %        $ 57,101         5.22 %
2 years ........................         6,961         6.19            39,706         5.09
3 years ........................        32,146         4.83             8,761         6.35
4 years ........................         4,261         6.62            32,457         5.15
5 years and thereafter .........        73,306         5.21            35,000         5.09
                                      --------         ----          --------         ----
                                      $144,909         5.13 %        $173,025         5.21 %
                                      ========         ====          ========         ====

At September 30, 1998, and December 31, 1998, the Bank had pledged first mortgage loans with unpaid balances of approximately $231.2 million and $171.4 million, respectively, as collateral for FHLB advances.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three month periods ended December 31, 1997 and 1998, are computed by dividing net earnings by the actual common equivalent shares outstanding during the respective periods. Diluted earnings per share for the three month periods ended December 31, 1997 and 1998, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Common share equivalents include dilutive common stock option share equivalents determined by using the treasury stock method. All share and per share data have been retroactively restated for all common stock dividends.

(6)  COMMON STOCK DIVIDENDS

On May 6, 1998, the Company declared a four-for-three stock split in the form of a 33% stock dividend, aggregating approximately 1,562,000 shares. All share and per share data has been retroactively restated to give effect to the common stock dividends.

(7)  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (Statement 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -  CONTINUED

comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company adopted Statement 130 in the first quarter of fiscal 1999.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1998 TO DECEMBER 31, 1998

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

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $63.6 million for the three months ended December 31, 1997, compared to $70.4 million for the three months ended December 31, 1998. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $46.1 million and $55.5 million for the three month periods ended December 31, 1997 and 1998, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the three month period ended December 31, 1998, the Company sold $14.2 million in mortgage loans compared to $18.7 million sold for the three month period ended December 31, 1998.

For the three month period ended December 31, 1997, the Company purchased $67.1 million in investment and mortgage-backed securities. For the three month period ended December 31, 1998, the Company purchased $48.2 million in investment and mortgage-backed securities. The securities purchased generally reprice in less than five years. A majority of the mortgage-backed securities purchased were primarily secured by one year ARMs. These purchases were funded primarily with short-term reverse repurchase agreements and FHLB advances.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES  (Continued)

The Bank experienced an increase of $4.7 million in deposits for the three month period ended December 31, 1998, primarily as a result of increased transaction accounts of $11.3 million. This was offset by decreases in passbook accounts of $1.1 million and certificate accounts of $5.6 million.

At December 31, 1998, the Company had commitments to originate $5.3 million in mortgage loans, and $29.5 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At December 31, 1998, the Company had $121.8 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at December 31, 1998, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $ 109.3 million as well as federal funds available of $15.0 million.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $40.3 million at December 31, 1998, exceeding tangible and core capital requirements by $30.3 million and $13.6 million, respectively. At December 31, 1998, the Bank's risk-based capital of approximately $44.8 million exceeded its current risk-based capital requirement by $15.2 million. (For further information see Regulatory Capital Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

GENERAL

Net income increased from $1.6 million for the three months ended December 31, 1997, to $1.8 million for three months ended December 31, 1998, or 10.0%. Net interest income increased $373,000 primarily as a result of an increase of $1.8 million in interest income offset by a $1.4 million increase in interest expense. Provision for loan losses decreased slightly from $190,000 for three months ended December 31, 1997, to $185,000 for the three months ended December 31, 1998. General and administrative expense increased from $3.4 million for the quarter ended December 31, 1997, to $3.6 million for the quarter ended December 31, 1998.

INTEREST INCOME

Interest income for the three months ended December 31, 1998, increased to $11.9 million as compared to $10.2 million for the three months ended December 31, 1997. The earning asset yield for the three months ended December 31, 1998, was 7.77% compared to a yield of 8.41% for the three months ended December 31, 1997. The average yield on loans receivable for the three months ended December 31,

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

1998 was 8.82% compared to 8.71% for the three months ended December 31, 1997. The yield on investments decreased to 6.49% for the three months ended December 31, 1998, from 6.72% for the three months ended December 31, 1997. At December 31, 1997, the prime rate was 8.50% compared to 7.75% at December 31, 1998. The Bank expects that its yield on both loans and mortgage-backed securities will continue to decline as certain loans which adjust annually continue to reprice. Total average interest-earning assets were $622.3 million for the quarter ended December 31, 1998, as compared to $487.3 million for the quarter ended December 31, 1997. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $12.4 million and mortgage-backed securities of approximately $134.5 million. Over the last twelve months, the Company has increased it's portfolio of mortgage-backed securities funded by advances and other borrowed money.

INTEREST EXPENSE

Interest expense of interest-bearing liabilities was $6.8 million for the three months ended December 31, 1998, as compared to $5.4 million for December 31, 1997. The average cost of deposits for the three months ended December 31, 1998, was 3.93% compared to 4.18% for the three months ended December 31, 1997.

The cost of interest-bearing liabilities was 4.45% for the three months ended December 31, 1998, as compared to 4.61% for the three months ended December 31, 1997. The cost of FHLB advances and reverse repurchase agreements was 5.32% and 5.79%, respectively, for the three months ended December 31, 1998. For the three months ended December 31, 1997, the cost was 5.82% and 5.77%, respectively. Total average interest-bearing liabilities increased from $470.3 million at December 31, 1997 to $613.4 million at December 31, 1998. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $47.7 million, FHLB advances of $65.5 million and reverse repurchase agreements of $28.8 million.

NET INTEREST INCOME

Net interest income was $5.1 million for the three months ended December 31, 1998, as compared to $4.7 million for the three months ended December 31, 1997. The net interest margin was 3.32% for the three months ended December 31, 1998, and 3.80% for the three months ended December 31, 1997. During the second quarter of fiscal 1998, the Bank entered into a leverage strategy by purchasing ARM mortgage-backed securities which were funded by repurchase agreements and short-term advances. This strategy has an expected spread of approximately fifty basis points during the first year.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased slightly from $190,000 for the period ended December 31, 1997, to $185,000 for the three months ended December 31, 1998. For the three months ended December 31, 1998, net charge-offs were $58,000 compared to net charge-offs of $49,000 for the three months ended December 31, 1997. The allowance for loan losses as a percentage of total loans was 1.30% at December 31, 1998, compared to 1.33% at September 30, 1998. Loans delinquent 90 days or more were .73% of total loans at December 31, 1998, compared to .54% at

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

September 30, 1998. The allowance for loan losses was 178% of loans delinquent more than 90 days at December 31, 1998, as compared to 251% at September 30, 1998. Non-performing loans as of December 31, 1998, included one significant loan with a balance of approximately $2.0 million. Subsequent to the quarter ended December 31, 1998, the loan was paid in full on February 9, 1999. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

OTHER INCOME

For the three months ended December 31, 1998, other income was $1.4 million compared to $1.5 million for the quarter ended December 31, 1997. Gain on sale of securities was $182,000 for the quarter ended December 31, 1998, compared to $16,000 for the quarter ended December 31, 1997. This was offset by decreased income from real estate held for investment which was $218,000 for the quarter ended December 31, 1997. This was due to a land sale by one of the Bank's subsidiaries. There was no income from land sales during the quarter ended December 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $3.4 million for the three months ended December 31, 1997, to $3.6 million for the three months ended December 31, 1998. Salaries and employee benefits increased from $1.9 million for the three months ended December 31, 1997, to $2.0 million for the three months ended December 31, 1998 primarily due to increased lending Associates. Net occupancy, furniture and fixtures and data processing expenses increased $103,000 when comparing the two periods. This is primarily a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility and the North Carolina Office in Sunset Beach, NC. Other expenses were $631,000 for the quarter ended December 31, 1998, compared to $673,000 for the quarter ended December 31, 1997.

INCOME TAXES

Income taxes increased from $950,000 for the three months ended December 31, 1997, to $1.0 million for the three months ended December 31, 1998, as a result of increased income before taxes.

REGULATORY CAPITAL MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                    Categorized as "Well                Capitalized" Under
                                                                         For Capital                     Prompt Corrective
                                            Actual                    Adequacy Purposes                   Action Provision
                                   ----------------------          ----------------------              ----------------------
                                   Amount          Ratio           Amount           Ratio              Amount         Ratio
                                                                    (Dollars In Thousands)
As of December 31, 1998:
 Total Capital:                    $44,800         12.09%          $29,646           8.00%             $37,058       10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $40,301         10.88%             $N/A            N/A%             $22,235        6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $40,301          6.05%          $19,983           3.00%             $33,404        5.00%
   (To Total Assets)
 Tangible Capital:                 $40,301          6.05%           $9,991           1.50%                $N/A         N/A%
   (To Total Assets)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that this standard will materially affect the Company.

SFAS  133,   Accounting  for  Derivative   Instruments  and  Hedging  Activities
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset and liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. This statement is effective for fiscal quarters in fiscal years beginning after June 15, 1999. It is not anticipated that this standard will materially affect the Company.

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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

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

2. Assessment - Inventory of all technology assets and identification of third-party vendors vendors and service providers. This phase was completed as of August 31, 1998.

3. Renovation - Review of vendor and service providers responses to the Company's year 2000 inquires and development of a follow-up plan and timeline. This phase was completed as of October 15, 1998.

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

     Other parties whose year 2000 compliance may effect the Company include the FHLB of Atlanta, brokerage firms, the operator of the Company's ATM network and the Company's 401K administrator. These third-parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third-parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

5. Implementation - Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Company's plan provides for year 2000 readiness to be completed by February 28, 1999.

     The Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be $118,000, of which $64,385 has been incurred as of December 31, 1998. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware,

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

5.   Implementation - (continued)

     software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own Associates spend on year 2000 issues, which are principally payroll costs.


     Because the Company depends substantially on its computer systems and those of third-parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company; (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Company, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of loans to individuals rather than commercial enterprises, management believes that year 2000 issues will not impair the ability of the Company's borrowers to repay their debt.

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

     The Company has developed a contingency plan for year 2000 in the event there is a malfunction in any of the critical application software. The plan provides for alternative methods to conduct business until application problems can be rectified.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1998, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 1998.

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

                     (b)   Employment Agreement with Jerry L. Rexroad***

                     (c)   Employment Agreement with Phillip G. Stalvey*****

                     (d)   Employment Agreement with Allen W. Griffin***

                     (e)   Employment Agreement with Jimmy R. Graham***

                     (f)   Employment Agreement with Steven J. Sherry*******

                     (g)   1990 Stock Option Plan***

                     (h)   Directors Performance Plan****

                     (i)   Loan Agreement with Bankers Bank******

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

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
(continued)


***** Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

****** Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

******* Incorporated by reference to March 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

******* Incorporated by reference to 1998 Form 10-K filed with Securities and Exchange Commission on December 29, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           COASTAL FINANCIAL CORPORATION

February 16, 1999                          /s/ Michael C. Gerald
-----------------                          ---------------------
Date                                       Michael C. Gerald
                                           President and Chief Executive Officer

February 16, 1999                          /s/Jerry L. Rexroad
-----------------                          -------------------
Date                                       Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer