Form 10-Q
period 1999-03-31
COASTAL FINANCIAL CORP /DE
filed 1999-05-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1999




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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

Common Stock $.01 Par Value Per Share                         6,433,651 Shares
-------------------------------------                         ----------------
             (Class)                                            (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1999

TABLE OF CONTENTS

PART I-      Consolidated Financial Information

Item
     1.  Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1998 and March 31, 1999

             Consolidated Statements of Operations for the three months ended March 31, 1998 and 1999

             Consolidated Statements of Operations for the six months ended March 31, 1998 and 1999

             Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1999

             Consolidated Statements of Stockholders' Equity and Comprehensive Income

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

Item
     1.Legal Proceedings

     2.Changes in Securities and Use of Proceeds

     3.Default Upon Senior Securities

     4.Submission of Matters to a Vote of Securities Holders

     5.Other information

     6.Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,    March 31,
                                                          1998            1999
                                                         --------       --------
                                                              (Unaudited)
                                                         (Dollars in thousands)
ASSETS:
Cash & amounts due from banks ....................       $ 11,978       $ 14,533
Short-term interest-bearing deposits .............          3,688         10,290
Investment securities available for sale .........          9,841          4,395
Mortgage-backed securities available for sale ....        170,181        164,854
Loans receivable (net of allowance for
   loan losses of $5,668 at September 30,
   1998 and $6,160 at March 31, 1999) ............        414,264        428,120
Loans receivable held for sale ...................         10,486         24,817
Real estate acquired through foreclosure .........             35             35
Office property and equipment, net ...............          9,001          9,867
Federal Home Loan Bank stock, at cost ............          7,266          8,601
Accrued interest receivable on loans .............          2,546          2,614
Accrued interest receivable on investments .......          1,324          1,207
Other assets and deferred charges ................          2,950          3,208
                                                         --------       --------
                                                         $643,560       $672,541
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits .........................................       $386,321       $385,397
Securities sold under agreements to
   repurchase ....................................         59,214         72,392
Advances from Federal Home Loan Bank .............        144,909        162,013
Other borrowings .................................          6,437          2,569
Drafts outstanding ...............................          1,615          1,514
Advances by borrowers for property taxes
  and insurance ..................................          1,329            844
Accrued interest payable .........................          1,352          1,252
Other liabilities ................................          4,532          5,721
                                                         --------       --------
  Total liabilities ..............................        605,709        631,702
                                                         --------       --------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued .......................           --             --
Common stock, $.01 par value, 15,000,000
   shares authorized; 6,263,777 shares at
   September 30, 1998 and 6,433,651 shares
   at March 31, 1999 issued and outstanding ......             63             64
Additional paid-in capital .......................          8,983          9,224
Retained earnings ................................         28,369         31,204
Accumulated other comprehensive
  income, net of tax .............................            436            347
                                                         --------       --------
  Total stockholders' equity .....................         37,851         40,839
                                                         --------       --------
                                                         $643,560       $672,541
                                                         ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                                        1998              1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
Interest income:
    Loans receivable ...........................     $     9,036      $     9,800
    Investment securities ......................             387              398
     Mortgage-backed securities ................           1,287            2,177
     Other .....................................              63               77
                                                     -----------      -----------
     Total interest income .....................          10,773           12,452
                                                     -----------      -----------

Interest expense:
   Deposits ....................................           3,431            3,631
   Securities sold under agreements to
     repurchase ................................             901              896
   Advances from Federal Home Loan Bank ........           1,623            2,165
                                                     -----------      -----------
     Total interest expense ....................           5,955            6,692
                                                     -----------      -----------
   Net interest income .........................           4,818            5,760
Provision for loan losses ......................             250              225
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           4,568            5,535
                                                     -----------      -----------

Other income:
   Fees and service charges ....................             508              594
   Income (loss) from real estate owned ........             (34)               3
  Income from real estate held for investment ..               3             --
   Gain on sale of loans receivable, net .......             340              216
   Gain on sale of securities available for sale             253               43
   Other income ................................             506              659
                                                     -----------      -----------
                                                           1,576            1,515
                                                     -----------      -----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (continued)

                                                        1998              1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
General and administrative expenses:
   Salaries and employee benefits ..............           1,823            2,131
   Net occupancy, furniture and fixtures
     and data processing expense ...............             769              909
   FDIC insurance premium ......................              54               54
   Other expenses ..............................             858              900
                                                     -----------      -----------
                                                           3,504            3,994
                                                     -----------      -----------
Earnings before income taxes ...................           2,640            3,056

Income taxes ...................................             961            1,117
                                                     -----------      -----------
Net income .....................................     $     1,679      $     1,939
                                                     ===========      ===========

Earnings per common share
  Basic ........................................     $       .27      $       .30
                                                     ===========      ===========
  Diluted ......................................     $       .26      $       .30
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,241,000        6,378,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,552,000        6,543,000
                                                     ===========      ===========

Dividends per share ............................     $       .07      $       .07
                                                     ===========      ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999

                                                         1998             1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                        (Dollars in thousands,
                                                         except per share data)
Interest income:
    Loans receivable ...........................     $    18,013      $    19,139
    Investment securities ......................             854              566
     Mortgage-backed securities ................           1,939            4,499
     Other .....................................             145              180
                                                     -----------      -----------
     Total interest income .....................          20,951           24,384
                                                     -----------      -----------

Interest expense:
   Deposits ....................................           7,033            7,484
   Securities sold under agreements to
     repurchase ................................           1,270            1,651
   Advances from Federal Home Loan Bank ........           3,099            4,386
                                                     -----------      -----------
     Total interest expense ....................          11,402           13,521
                                                     -----------      -----------
   Net interest income .........................           9,549           10,863
Provision for loan losses ......................             440              410
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           9,109           10,453
                                                     -----------      -----------

Other income:
   Fees and service charges ....................             991            1,064
   Loss from real estate owned .................             (54)             (14)
  Income from real estate held for investment ..             221             --
   Gain on sale of loans receivable, net .......             697              577
   Gain on sale of securities available for sale             268              225
   Other income ................................             968            1,145
                                                     -----------      -----------
                                                           3,091            2,997
                                                     -----------      -----------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999 (continued)

                                                         1998             1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                        (Dollars in thousands,
                                                         except per share data)
General and administrative expenses:
   Salaries and employee benefits ..............           3,707            4,160
   Net occupancy, furniture and fixtures
     and data processing expense ...............           1,558            1,801
   FDIC insurance premium ......................             106              106
   Other expenses ..............................           1,611            1,531
                                                     -----------      -----------
                                                           6,982            7,598
                                                     -----------      -----------
Earnings before income taxes ...................           5,218            5,852

Income taxes ...................................           1,911            2,123
                                                     -----------      -----------
Net income .....................................     $     3,307      $     3,729
                                                     ===========      ===========

Earnings per common share
  Basic ........................................     $       .53      $       .59
                                                     ===========      ===========
  Diluted ......................................     $       .50      $       .57
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,228,000        6,322,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,551,000        6,573,000
                                                     ===========      ===========

Dividends per share ............................     $       .14      $       .14
                                                     ===========      ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999

                                                        1998            1999
                                                      ---------       ---------
                                                            (Unaudited)
                                                          (In thousands)
Cash flows from operating activities:
  Net earnings .................................      $   3,307       $   3,729
  Adjustments to reconcile net earnings
       to net cash provided by
      operating activities:
       Income from real estate
        held for investment ....................           (221)           --
       Depreciation ............................            490             565
       Provision for loan losses ...............            440             410
Origination of loans receivable
         held for sale .........................        (26,599)        (41,337)
Proceeds from sales of loans receivable
         held for sale .........................         30,241          27,006
(Increase) decrease in:
      Other assets and deferred charges ........         (1,851)           (258)
      Accrued interest receivable ..............           (152)             49
Increase (decrease) in:
      Accrued interest payable .................            375            (100)
     Other liabilities .........................           (441)          1,189
                                                      ---------       ---------
        Net cash provided by (used in)
             operating activities ..............          5,589          (8,747)
                                                      ---------       ---------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ......................         (9,311)         (4,718)
  Proceeds from sales of investment
       securities available for sale ...........          4,500           5,200
 Proceeds from maturities of investment
      securities available for sale ............         18,422           4,895
  Purchases of mortgage-backed securities
       available for sale ......................       (133,022)       (104,047)
 Proceeds from sales of mortgage-backed
       securities available for sale ...........         37,769          59,104
  Origination of loans receivable, net .........        (76,113)        (98,111)
  Purchase of loans receivable .................         (2,068)         (1,710)
 Principal collected on loans receivable
       and mortgage-backed securities, net .....         70,105         135,308
  Proceeds from sale of real estate
       acquired through foreclosure, net .......             23            --
  Purchases of office properties and
      equipment ................................           (932)         (1,431)
  Purchases of FHLB stock, net .................           (483)         (1,335)
                                                      ---------       ---------
      Net cash used in
             investing activities ..............        (91,110)         (6,845)
                                                      ---------       ---------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999 (CONTINUED)

                                                         1998             1999
                                                      ---------       ---------
                                                             (Unaudited)
                                                           (In thousands)
Cash flows from financing activities:
  Increase (decrease) in deposits, net .........      $   6,028       $    (924)
  Increase (decrease) in securities sold
   under agreement to repurchase, net ..........           (236)         13,178
  Proceeds from FHLB advances ..................        107,550         105,150
  Repayment of FHLB advances ...................        (94,009)        (88,046)
 Proceeds(repayments)from other
    borrowings, net ............................         68,390          (3,868)
 Decrease in advance payments by borrowers
     for property taxes and insurance, net .....           (591)           (485)
  Increase in drafts outstanding, net ..........           (610)           (101)
  Dividend to stockholders .....................           (833)           (894)
  Other financing activities, net ..............            628             739
                                                      ---------       ---------
  Net cash provided by financing ...............         86,317          24,749
                                                      ---------       ---------
    activities

Net increase in cash and cash equivalents ......            796           9,157
                                                      ---------       ---------
Cash and cash equivalents at beginning
  of the period ................................         13,411          15,666
                                                      ---------       ---------
Cash and cash equivalents at end
  of the period ................................      $  14,207       $  24,823
                                                      =========       =========

Supplemental information:
  Interest paid ................................      $  11,027       $  13,621
                                                      =========       =========

  Income taxes paid ............................      $   2,243       $   1,076
                                                      =========       =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure ..............      $       8       $    --
                                                      =========       =========

Securitization of mortgage loans into
     mortgage-backed securities ................      $    --         $   4,498
                                                      =========       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                      Accumulated
                                                                                          Other
                                                            Additional                    Compre-        Total
                                    Common       Paid-In     Treasury       Retained      hensive     Stockholders'
                                    Stock        Capital       Stock       Earnings       Income        Equity
                                    -----        -------       -----       --------       ------        ------
                                                                   (Unaudited)
                                                                  (In thousands)
Balance at September
  30, 1997 ...................     $     46     $  8,698     $   (182)     $ 23,402      $    427      $ 32,391
Net income ...................         --           --           --           3,307          --           3,307
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $103,600 ...........         --           --           --            --             259          --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $107,200 ....         --           --           --            --            (161)         --
                                                                                         --------
Other comprehensive income - -         --           --           --                            98            98
                                                                                         --------      --------
Comprehensive income .........         --           --           --            --            --           3,405
                                                                                                       --------
Exercise of stock
  options ....................         --            191          182          (165)         --             208
Cash dividends ...............         --           --           --            (833)         --            (833)

Balance at March
  31, 1998 ...................     $     46     $  8,889     $      0      $ 25,711      $    525      $ 35,171
                                   ========     ========     ========      ========      ========      ========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(continued)

                                                                                      Accumulated
                                                                                          Other
                                                            Additional                    Compre-        Total
                                    Common       Paid-In     Treasury       Retained      hensive     Stockholders'
                                    Stock        Capital       Stock       Earnings       Income        Equity
                                    -----        -------       -----       --------       ------        ------
                                                                   (Unaudited)
                                                                  (In thousands)
Balance at September
  30, 1998 ...................     $     63     $  8,983     $      0      $ 28,369      $    436      $ 37,851
Net income ...................         --           --           --           3,729          --           3,729
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $18,400 ............         --           --           --            --              46          --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $90,000 .....         --           --           --            --            (135)         --
                                                                                         --------
Other comprehensive loss .....         --           --           --            --             (89)          (89)
                                                                                         --------      --------
Comprehensive income .........         --           --           --            --            --           3,640
                                                                                                       --------
Exercise of stock
  options ....................            1          241         --            --            --             242
Cash dividends ...............         --           --           --            (894)         --            (894)

Balance at March
  31, 1999 ...................     $     64     $  9,224     $      0      $ 31,204      $    347      $ 40,839
                                   ========     ========     ========      ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1998, included in the Company's 1998 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                    September 30,      March 31,
                                                        1998             1999
                                                      ---------       ---------
                                                            (Unaudited)
                                                           (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 248,781       $ 249,566
   Other, primarily commercial
    real estate ................................         95,420         104,967
   Construction loans ..........................         31,261          35,723
Consumer and commercial loans:
   Installment consumer loans ..................         19,489          18,524
   Mobile home loans ...........................            990           1,048
   Deposit account loans .......................          1,078           1,203
   Equity lines of credit ......................         18,655          19,196
   Commercial and other loans ..................         14,848          18,586
                                                      ---------       ---------
                                                        430,522         448,813
Less:
   Allowance for loan losses ...................          5,668           6,160
   Deferred loan fees (costs), net .............           (702)           (434)
   Undisbursed portion of loans in process .....         11,292          14,967
                                                      ---------       ---------
                                                      $ 414,264       $ 428,120
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the six months ended:

                                                             Six Months Ended March 31,
                                                                  1998        1999
                                                                 -----      ------
                                                               (Dollars in thousands)
Allowance at beginning of
 period...........................................               $4,902      $5,668
Allowance recorded on
 acquired loans...................................                   29          21
Provision for loan losses.........................                  440         410
                                                                  -----      ------
Recoveries:
 Residential real estate..........................                   --          --
 Commercial real estate...........................                    -         137
 Consumer.........................................                    8          44
                                                                  -----      ------
   Total recoveries...............................                    8         181
                                                                  -----      ------
Charge-offs:
 Residential real estate..........................                   --          --
 Commercial real estate...........................                   --          --
 Consumer.........................................                  149         120
                                                                 ------      ------
   Total charge-offs..............................                  149         120
                                                                 ------      ------
   Net charge-offs (recoveries) ..................                  141         (61)
                                                                 ------      -------
 Allowance at end of period.......................               $5,230      $6,160
                                                                 ======      ======
Ratio of allowance to net
 loans outstanding at the
 end of the period................................               1.24%       1.36%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period................................                .07%       (.03)%
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                       At March 31, 1999
                                                       Percent of Loans in each
Balance at end of period applicable to:       Amount   category to total loans
                                              ------   -----------------------
Residential Real Estate                       $1,526         74.14%
Commercial Real Estate                         4,015         27.11%
Consumer                                         619          1.25%
                                              ------         -----
                                              $6,160        100.00%
                                              ======        ======

Non-accrual loans which were over ninety days delinquent totaled approximately $601,000 at March 31, 1999. For the six months ended March 31, 1999, interest income which would have been recorded would have been approximately $7,000, had non-accruing loans been current in accordance with their original terms.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEPOSITS
Deposits consist of the following:

                                    September 30, 1998             March 31, 1999
                                  ----------------------       ------------------------
                                                Weighted                       Weighted
                                                Average                        Average
                                   Amount         Rate          Amount           Rate
                                  --------        ----         --------          ----
                                                      (Unaudited)
                                                     (In thousands)
Transaction accounts .......      $193,926        3.12%        $207,173          2.99%
Passbook accounts ..........        37,242        2.52           36,866          2.57
Certificate accounts .......       155,153        5.38          141,358          5.06
                                  --------        ----         --------          ----
                                  $386,321        3.96%        $385,397          3.71%
                                  ========        ====         ========          ====

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 1998             March 31, 1999
                                  ----------------------       ------------------------
                                                Weighted                       Weighted
                                                Average                        Average
                                   Amount         Rate          Amount           Rate
                                  --------        ----         --------          ----
                                                      (Unaudited)
                                                     (In thousands)
Maturing within:
1 year                           $ 28,235         5.74%        $ 46,926          5.11%
2 years                             6,961         6.19            6,598          6.22
3 years                            32,146         4.83           32,990          4.87
4 years                             4,261         6.62           10,899          6.43
5 years and thereafter             73,306         5.21           64,600          5.05
                                 --------       ------         --------          ----
                                 $144,909         5.13%        $162,013          5.17%
                                 ========       ======         =======           ====


At September 30, 1998, and March 31, 1999, the Bank had pledged first mortgage loans with unpaid balances of approximately $231.2 million and $223.9 million, respectively, as collateral for FHLB advances.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended March 31, 1998 and 1999, are computed by dividing net earnings by the weighted average common equivalent shares outstanding during the respective periods. Diluted earnings per share for the three and six month periods ended March 31, 1998 and 1999, are computed by dividing net earnings by the weighted average dilutive equivalent shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits.

(6)  COMMON STOCK DIVIDENDS

On May 6, 1998, the Company declared a four-for-three  stock split,  aggregating
approximately   1,562,000  shares.  All  share  and  per  share  data  has  been retroactively restated to give effect to the common stock split.

(7)  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (Statement 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company adopted Statement 130 in the first quarter of fiscal 1999 and the required disclosure is presented in the accompanying consolidated statements of stockholder's equity.

Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets, legal and regulatory changes, general changes in the economy (particularly in the markets served by the Company), and the impact of the Year 2000 computer issue.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1998 TO MARCH 31, 1999
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury, Federal Agency Securities, mortgage-backed securities, and certain other investments. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is currently equal to 4% of such amount. At March 31, 1999, the company's regulatory liquidity level was approximately 15%.

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $102.7 million for the six months ended March 31, 1998, compared to $139.4 million for the six months ended March 31, 1999. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments which amounted to $70.1 million and $135.3 million for the six month periods ended March 31, 1998 and 1999, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans which have been originated in the current period. For the six month period ended March 31, 1998, the Company sold $30.2 million in mortgage loans compared to $27.0 million sold for the six month period ended March 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

For the six month period ended March 31, 1998, the Company purchased $142.3 million in investment and mortgage-backed securities. For the six month period ended March 31, 1999, the Company purchased $108.8 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments within the securities portfolio, short-term reverse repurchase agreements and FHLB advances.

The Bank experienced a slight decrease of $924,000 in deposits for the six month period ended March 31, 1999. For the six month period ended March 31, 1999, transaction accounts increased $13.2 million. This was offset by a decrease in passbook accounts of $376,000 and certificate accounts of $13.8 million.

At March 31, 1999, the Company had commitments to originate $9.3 million in mortgage loans, and $30.2 million in undisbursed lines of credit, which the Company expects to fund from normal operations.


At March 31, 1999, the Company had $113.8 million of certificates of deposits which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at March 31, 1999, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $99.2 million as well as federal funds available of $15.0 million.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $42.2 million at March 31, 1999, exceeding the core capital requirement by $15.3 million. At March 31, 1999, the Bank's risk-based capital of approximately $46.5 million exceeded its current risk-based capital requirement by $16.4 million. (For further information see Regulatory Capital Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
--------------------------------------------------------------------------------

GENERAL
-------

Net income increased from $1.7 million for the three months ended March 31, 1998, to $1.9 million for three months ended March 31, 1999, or 15.5%. Net interest income increased $942,000 primarily as a result of an increase of $1.7 million in interest income offset by a $737,000 increase in interest expense. Provision for loan losses decreased slightly from $250,000 for three months ended March 31, 1998, to $225,000 for the three months ended March 31, 1999. General and administrative expense increased from $3.5 million for the quarter ended March 31, 1998, to $4.0 million for the quarter ended March 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

INTEREST INCOME
---------------

Interest income for the three months ended March 31, 1999, increased to $12.5 million as compared to $10.8 million for the three months ended March 31, 1998. The earning asset yield for the three months ended March 31, 1999, was 7.86% compared to a yield of 8.09% for the three months ended March 31, 1998. The average yield on loans receivable for the three months ended March 31, 1999 and 1998 was 8.66%. The yield on investments decreased to 5.83% for the three months ended March 31, 1999, from 6.55% for the three months ended March 31, 1998. The yield on investment securities decreased due to increased amortization of premiums on ARM mortgage-backed securities which had higher than expected prepayments. The Bank expects that its yield on loans will continue to decline as certain loans which adjust annually continue to reprice. Total average interest-earning assets were $641.7 million for the quarter ended March 31, 1999 as compared to $538.7 million for the quarter ended March 31, 1998. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $35.2 million and securities of approximately $64.0 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $6.7 million for the three months ended March 31, 1999, as compared to $6.0 million for March 31, 1998. The average cost of deposits for the three months ended March 31, 1999, was 3.77% compared to 4.03% for the three months ended March 31, 1998.

The cost of interest-bearing liabilities was 4.33% for the three months ended March 31, 1999, as compared to 4.58% for the three months ended March 31, 1998. The cost of FHLB advances and reverse repurchase agreements was 5.19% and 5.46%, respectively, for the three months ended March 31, 1999. For the three months ended March 31, 1998, the cost was 5.54% and 5.97%, respectively. Total average interest-bearing liabilities increased from $519.7 million at March 31, 1998 to $619.0 million at March 31, 1999. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $43.9 million, FHLB advances of $49.7 million and reverse repurchase agreements of $5.3 million.

NET INTEREST INCOME
-------------------

Net interest income was $5.8 million for the three months ended March 31, 1999, as compared to $4.8 million for the three months ended March 31, 1998. The net interest margin was 3.54% for the three months ended March 31, 1999, and 3.50% for the three months ended March 31, 1998.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased slightly from $250,000 for the period ended March 31, 1998, to $225,000 for the three months ended March 31, 1999. For the three months ended March 31, 1999, net recoveries were $119,000 compared to net charge-offs of $92,000 for the three months ended March 31, 1998. During the second quarter of fiscal 1999, the Company recovered from two loans previously charged off amounting to $137,000. The allowance for loan losses as a percentage of total loans was 1.36% at March 31, 1999, compared to 1.33% at September 30, 1998. Loans delinquent 90 days or more were .13% of total loans at March 31, 1999, compared to .54% at September 30, 1998. The allowance for loan losses was 1,025% of loans delinquent more than 90 days at March 31, 1999, as compared to 251% at September 30, 1998. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the three months ended March 31, 1999, other income was $1.5 million compared to $1.6 million for the quarter ended March 31, 1998. Fees and service charges on loan and deposit accounts was $594,000 for the three months ended March 31, 1999 compared to $508,000 for the three months ended March 31, 1998 primarily due to growth in core checking accounts. Gain on sale of loans was $216,000 for the quarter ended March 31, 1999 compared to $340,000 for the quarter ended March 31, 1998. The Company experienced lower gains on sales as a result of rising interest rates during the period and reduced sales. In the quarter ended March 31, 1999, the Company sold $8.4 million compared to $16.0 million in the prior year period. Gain on sale of securities was $43,000 for the three months ended March 31, 1999 compared to $253,000 for the three months ended March 31, 1998. These were offset by other income of $659,000 for the quarter ended March 31, 1999 compared to $506,000 for the quarter ended March 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $3.5 million for the three months ended March 31, 1998, to $4.0 million for the three months ended March 31, 1999. Salaries and employee benefits increased from $1.8 million for the three months ended March 31, 1998, to $2.1 million for the three months ended March 31, 1999 primarily due to increased lending Associates. Net occupancy, furniture and fixtures and data processing expenses increased $140,000 when comparing the two periods. This is primarily a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility and the North Carolina Office in Sunset Beach, NC. Other expenses were $900,000 for the quarter ended March 31, 1999, compared to $858,000 for the quarter ended March 31, 1998, primarily due to normal growth.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

INCOME TAXES
------------

Income taxes increased from $961,000 for the three months ended March 31, 1998, to $1.1 million for the three months ended March 31, 1999, as a result of increased income before taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999
--------------------------------------------------------------------------------

GENERAL
-------

Net income increased from $3.3 million for the six months ended March 31, 1998, to $3.7 million for six months ended March 31, 1999, or 12.8%. Net interest income increased $1.3 million primarily as a result of an increase in interest income of $3.4 million offset by an increase of $2.1 million in interest expense. Provision for loan losses decreased slightly from $440,000 for the six months ended March 31, 1998, to $410,000 for the six months ended March 31, 1999. Other income decreased $94,000. General and administrative expenses increased $616,000.

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 1999, increased to $24.4 million as compared to $21.0 million for the six months ended March 31, 1998. The earning asset yield for the six months ended March 31, 1999, was 7.79% compared to a yield of 8.25% for the six months ended March 31, 1998. The average yield on loans receivable for the six months ended March 31, 1999, was 8.65% compared to 8.70% for the six months ended March 31, 1998. The yield on investments decreased to 5.68% for the six months ended March 31, 1999, from 6.63% for the six months ended March 31, 1998. Total average earning assets were $634.0 million for the six month period ended March 31, 1999, as compared to $513.0 million for the six month period ended March 31, 1998.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $13.5 million for the six months ended March 31, 1999, as compared to $11.4 million for the six months ended March 31, 1998. The average cost of deposits for the six months ended March 31, 1999, was 3.85% compared to 4.10% for the six months ended March 31, 1998. The cost of interest-bearing liabilities was 4.40% for the six months ended March 31, 1999, as compared to 4.61% for the six months ended March 31, 1998. Total average interest-bearing liabilities increased from $495.1 million at March 31, 1998 to $614.0 million at March 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999

NET INTEREST INCOME
-------------------

Net interest income was $10.9 million for the six months ended March 31, 1999, as compared to $9.5 million for the six months ended March 31, 1998. The net interest margin decreased to 3.39% for the six months ended March 31, 1999, from 3.64% for the six months ended March 31, 1998. Since a high percentage of the Company's assets are adjustable rate mortgage loans which reprice annually versus many of the Company's liabilities which reprice more quickly, the Company may experience a decrease in its interest rate spread should interest rates increase rapidly.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased slightly from $440,000 for the period ended March 31, 1998, to $410,000 for the six months ended March 31, 1999. For the six months ended March 31, 1999, net recoveries were $61,000 compared to net charge-offs of $141,000 for the six months ended March 31, 1998. The allowance for loan losses as a percentage of total loans was 1.36% at March 31, 1999, compared to 1.33% at September 30, 1998. Management believes that the current level of allowances is inadequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the six months ended March 31, 1999, other income decreased $94,000 to $3.0 million compared to $3.1 million for the six months ended March 31, 1998. Fees and service charges for the six months ended March 31, 1999 were $991,000 compared to $1.1 million for the six months ended March 31, 1999 primarily due to growth in core checking accounts. Other income increased from $968,000 for the six months ended March 31, 1998 compared to $1.1 million for the six months ended March 31, 1999. Gain on sale of loans was $697,000 for the six months ended March 31, 1998, compared to $577,000 for the six months ended March 31, 1999. The Company experienced lower gains on sales as a result of rising interest rates during the period and reduced sales. Gain on sale of securities was $268,000 for the six months ended March 31, 1999, compared to $225,000 for the six months ended March 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $7.0 million for the six months ended March 31, 1998, to $7.6 million for the six months ended March 31, 1999. Salaries and employee benefits increased $453,000, or 12.2% primarily as a result of increased lending personnel. Net occupancy, furniture and fixtures and data processing expense increased $243,000 primarily as a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility and the North Carolina Office in Sunset Beach, NC. Other expense was $1.6 million for the six months ended March 31, 1998, compared to $1.5 million for the six months ended March 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999


INCOME TAXES
------------

Income taxes increased from $1.9 million for the six months ended March 31, 1998, to $2.1 million for the six months ended March 31, 1999, as a result of increased income before taxes.

REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                          Categorized as "Well
                                                                                                            Capitalized" Under
                                                                          For Capital                       Prompt Corrective
                                          Actual                       Adequacy Purposes                     Action Provision
                                   ---------------------            -------------------------              ------------------
                                   Amount          Ratio            Amount              Ratio              Amount       Ratio
                                   ------          -----            ------              -----              ------       -----

                                                 (Dollars In Thousands)
As of March 31, 1999:
 Total Capital:                    $46,543         12.36%          $30,127               8.00%             $37,659      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $42,205         11.21%             $N/A                N/A%             $22,595       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $42,205          6.28%          $26,902               4.00%             $33,627       5.00%
   (To Total Assets)
 Tangible Capital:                 $42,205          6.28%          $10,088               1.50%                $N/A        N/A%
   (To Total Assets)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company is reviewing the standard to determine if additional disclosure is required.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999


SFAS  133,   Accounting  for  Derivative   Instruments  and  Hedging  Activities
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset and liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. This statement is effective for fiscal quarters of years beginning after June 15, 1999. It is not anticipated that this standard will materially affect the Company.

EFFECT ON INFLATION AND CHANGING PRICES
---------------------------------------

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

YEAR 2000 COMPLIANCE
--------------------

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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999


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

4. Validation - Testing all systems and third-party vendors for year 2000 compliance. The Company is currently in this phase of its plan. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant. The Company will test the third-party systems by reviewing the results of transactions at six different test dates before and after the year 2000 date change covering all of the applications used by the Company. Testing was completed as of November 16, 1998. The results of the test were all positive. In the event that testing reveals that the third-party systems are not year 2000 compliant, the Company's service bureau intends to either transfer the Company to other systems that are year 2000 compliant and provide additional resources to resolve the year 2000 issues.

     Other parties whose year 2000 compliance may effect the Company include the FHLB of Atlanta, brokerage firms, the operator of the Company's ATM network and the Company's 401K administrator. These third-parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has scheduled testing with these third-parties to be completed by June 30, 1999. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

5. Implementation - Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Company's plan provides for year 2000 readiness to be completed by June
     30, 1999.

     The Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be $228,000, of which $116,677 has been incurred as of March 31, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own Associates spend on year 2000 issues, which are principally payroll costs.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999

4. Validation (continued)

     Because the Company depends substantially on its computer systems and those of third-parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company; (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Company, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of loans primarily secured by real estate management believes that year 2000 issues will not significantly impair the ability of the Company's borrowers to repay their debt.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1999, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 1998.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings
         -----------------

     The Company is not a party to any legal proceedings at this time. The Bank is a defendant in one significant lawsuit. The action commenced on December 1, 1997, and the Plaintiffs are seeking approximately $1.5 million in actual damages as well as punitive damages. The causes of action are breach of fiduciary duties, negligence, fraud, civil conspiracy and breach of contract arising out of a lending relationship. At this date, the Bank does not know if or when the action will go to trial. The Bank will vigorously defend this suit and does not anticipate any settlement discussions.

Item 2.  Changes In Securities and Use of Proceeds
         -----------------------------------------

     Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's annual stockholders meeting held on January 25, 1999, the following items were ratified:

     (a) The election as directors of all nominees: James C. Benton, James P. Creel and Wilson B. Springs.

     A total of 6,264,467 votes were entitled to be cast. Votes for Benton were 4,920,255 with 2,945 withheld; votes for James P. Creel were 4,914,387 with 8,813 votes withheld; and votes for Wilson B. Springs were 4,919,784 with 3,416 withheld.

     G. David Bishop, Harold D. Clardy, J.T. Clemmons, James H. Dusenbury, Michael C. Gerald and Samuel A. Smart are directors whose terms continued after the meeting.

Item 5.  Other Information
         -----------------

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



                                     COASTAL FINANCIAL CORPORATION

May 14, 1999                         /s/  Michael C. Gerald
Date                                 Michael C. Gerald
                                     President and Chief Executive Officer

May 14, 1999                         /s/  Jerry L. Rexroad
Date                                 Jerry L. Rexroad
                                     Executive Vice President and
                                     Chief Financial Officer