Form 10-Q
period 1999-06-30
COASTAL FINANCIAL CORP /DE
filed 1999-08-16
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

                           YES    [   ]        NO    [ X ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

Common Stock $.01 Par Value Per Share                         6,438,694 Shares
--------------------------------------------------------------------------------
     (Class)                                                 (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1999

TABLE OF CONTENTS
-----------------

PART I-      Consolidated Financial Information

Item
     1.Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1998 and June 30, 1999

             Consolidated Statements of Operations for the three months ended June 30, 1998 and 1999

             Consolidated Statements of Operations for the nine months ended June 30, 1998 and 1999

             Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1999

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

     3.Defaults Upon Senior Securities

     4.Submission of Matters to a Vote of Securities Holders

     5.Other information

     6.Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,     June 30,
                                                          1998           1999
                                                       ---------      ---------
                                                              (Unaudited)
                                                            (In thousands)
ASSETS:
Cash & amounts due from banks ...................      $  11,978      $  14,581
Short-term interest-bearing deposits ............          3,688          1,345
Investment securities available for sale ........          9,841          4,873
Mortgage-backed securities available for sale ...        170,181        170,325
Loans receivable (net of allowance for
   loan losses of $5,668 at September 30,
   1998 and $6,267 at June 30, 1999) ............        414,264        437,345
Loans receivable held for sale ..................         10,486         23,785
Real estate acquired through foreclosure ........             35            140
Office property and equipment, net ..............          9,001         10,554
Federal Home Loan Bank stock, at cost ...........          7,266          7,576
Accrued interest receivable on loans ............          2,546          2,726
Accrued interest receivable on investments ......          1,324          1,222
Other assets and deferred charges ...............          2,950          2,565
                                                       ---------      ---------
                                                       $ 643,560      $ 677,037
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits ........................................      $ 386,321      $ 390,822
Securities sold under agreements to
   repurchase ...................................         59,214         89,418
Advances from Federal Home Loan Bank ............        144,909        144,524
Other borrowings ................................          6,437          2,569
Drafts outstanding ..............................          1,615          1,213
Advances by borrowers for property taxes
  and insurance .................................          1,329          1,144
Accrued interest payable ........................          1,352          1,029
Other liabilities ...............................          4,532          5,602
                                                       ---------      ---------
  Total liabilities .............................        605,709        636,321
                                                       ---------      ---------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(continued)

                                                      September 30,     June 30,
                                                          1998           1999
                                                       ---------      ---------
                                                              (Unaudited)
                                                         (Dollars in thousands)
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued ......................           --             --
Common stock, $.01 par value, 15,000,000
   shares authorized; 6,263,777 shares at
   September 30, 1998 and 6,438,694 shares
   at June 30, 1999 issued and outstanding ......             63             64
Additional paid-in capital ......................          8,983          9,323
Retained earnings ...............................         28,369         32,739
Treasury stock, at cost (14,300 shares) .........           --             (226)
Accumulated other comprehensive
  income, net of tax ............................            436         (1,184)
                                                       ---------      ---------
  Total stockholders' equity ....................         37,851         40,716
                                                       ---------      ---------
                                                       $ 643,560      $ 677,037
                                                       =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

                                                         1998              1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
Interest income:
    Loans receivable ...........................     $     9,169      $     9,641
    Investment securities ......................             241              466
     Mortgage-backed securities ................           1,793            2,232
     Other .....................................              91               95
                                                     -----------      -----------
     Total interest income .....................          11,294           12,434
                                                     -----------      -----------

Interest expense:
   Deposits ....................................           3,612            3,552
   Securities sold under agreements to
     repurchase ................................           1,068            1,055
   Advances from Federal Home Loan Bank ........           1,649            2,034
                                                     -----------      -----------
     Total interest expense ....................           6,329            6,641
                                                     -----------      -----------
   Net interest income .........................           4,965            5,793
Provision for loan losses ......................             240              190
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................           4,725            5,603
                                                     -----------      -----------

Other income:
   Fees and service charges ....................             469              466
   Income (loss) from real estate owned ........             (22)              (7)
   Gain on sale of loans receivable, net .......             279              245
   Gain on sale of securities available for sale             242               24
   Other income ................................             553              588
                                                     -----------      -----------
                                                           1,521            1,316
                                                     -----------      -----------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999 (continued)

                                                         1998              1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                         except per share data)
General and administrative expenses:
   Salaries and employee benefits ..............           1,898            2,166
   Net occupancy, furniture and fixtures
     and data processing expense ...............             837              861
   FDIC insurance premium ......................              53               57
   Other expenses ..............................             656              691
                                                     -----------      -----------
                                                           3,444            3,775
                                                     -----------      -----------
Earnings before income taxes ...................           2,802            3,144

Income taxes ...................................           1,040            1,159
                                                     -----------      -----------
Net income .....................................     $     1,762      $     1,985
                                                     ===========      ===========

Earnings per common share
  Basic ........................................     $       .28      $       .31
                                                     ===========      ===========
  Diluted ......................................     $       .27      $       .30
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,256,000        6,439,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,581,000        6,577,000
                                                     ===========      ===========

Dividends per share ............................     $       .07      $       .07
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

                                                         1998             1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                          except per share data)
Interest income:
    Loans receivable ...........................     $    27,182      $    28,780
    Investment securities ......................           1,095            1,033
     Mortgage-backed securities ................           3,732            6,731
     Other .....................................             236              274
                                                     -----------      -----------
     Total interest income .....................          32,245           36,818
                                                     -----------      -----------

Interest expense:
   Deposits ....................................          10,645           11,037
   Securities sold under agreements to
     repurchase ................................           2,338            2,706
   Advances from Federal Home Loan Bank ........           4,748            6,418
                                                     -----------      -----------
     Total interest expense ....................          17,731           20,161
                                                     -----------      -----------
   Net interest income .........................          14,514           16,657
Provision for loan losses ......................             680              600
                                                     -----------      -----------
   Net interest income after provision
     for loan losses ...........................          13,834           16,057
                                                     -----------      -----------

Other income:
   Fees and service charges ....................           1,292            1,530
   Loss from real estate owned .................             (76)             (21)
  Income from real estate held for investment ..             221             --
   Gain on sale of loans receivable, net .......             976              822
   Gain on sale of securities available for sale             510              249
   Other income ................................           1,519            1,732
                                                     -----------      -----------
                                                           4,442            4,312
                                                     -----------      -----------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999 (continued)

                                                         1998             1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                         (Dollars in thousands,
                                                          except per share data)
General and administrative expenses:
   Salaries and employee benefits ..............           5,605            6,326
   Net occupancy, furniture and fixtures
     and data processing expense ...............           2,395            2,661
   FDIC insurance premium ......................             158              163
   Other expenses ..............................           2,100            2,223
                                                     -----------      -----------
                                                          10,258           11,373
                                                     -----------      -----------
Earnings before income taxes ...................           8,018            8,996

Income taxes ...................................           2,949            3,282
                                                     -----------      -----------
Net income .....................................     $     5,069      $     5,714
                                                     ===========      ===========

Earnings per common share
  Basic ........................................     $       .81      $       .90
                                                     ===========      ===========
  Diluted ......................................     $       .77      $       .87
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic ..........................       6,245,000        6,363,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted ........................       6,560,000        6,574,000
                                                     ===========      ===========

Dividends per share ............................     $       .14      $       .14
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999
                                                          1998            1999
                                                       ---------      ---------
                                                               (Unaudited)
                                                             (In thousands)
Cash flows from operating activities:
  Net income .....................................     $   5,069      $   5,714
  Adjustments to reconcile net earnings
       to net cash provided by (used in)
      operating activities:
       Income from real estate
        held for investment ......................          (221)          --
       Depreciation ..............................           753            876
       Provision for loan losses .................           680            600
Origination of loans receivable
         held for sale ...........................       (50,611)       (41,749)
Proceeds from sales of loans receivable
         held for sale ...........................        52,436         28,451
(Increase) decrease in:
      Other assets and deferred charges ..........           159            385
      Accrued interest receivable ................          (627)           (78)
Increase (decrease) in:
      Accrued interest payable ...................           216           (323)
     Other liabilities ...........................          (211)         1,070
                                                       ---------      ---------
        Net cash provided by (used in)
             operating activities ................         7,643         (5,054)
                                                       ---------      ---------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ........................       (15,167)       (10,147)
  Proceeds from sales of investment
       securities available for sale .............         4,500          9,735
 Proceeds from maturities of investment
      securities available for sale ..............        22,596          5,165
  Purchases of mortgage-backed securities
       available for sale ........................      (226,852)      (153,961)
 Proceeds from sales of mortgage-backed
       securities available for sale .............        77,947         88,090
  Origination of loans receivable, net ...........       (99,314)      (168,679)
  Purchase of loans receivable ...................       (10,442)        (1,710)
  Principal collected on loans receivable, net ...       102,963        146,602
  Principal collected on mortgage-backed
       securities, net ...........................        21,201         62,783
  Proceeds from sale of real estate
       acquired through foreclosure, net .........            27           --
  Purchases of office properties and
      equipment ..................................        (1,629)        (2,429)
  Purchases of FHLB stock, net ...................          (743)          (310)
                                                       ---------      ---------
      Net cash used in
             investing activities ................      (124,913)       (24,861)
                                                       ---------      ---------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999 (Continued)

                                                                               1998           1999
                                                                            ---------      ---------
                                                                                  (Unaudited)
                                                                                 (In thousands)
Cash flows from financing activities:
  Increase in deposits, net ...........................................     $  20,806      $   4,501
  Increase in securities sold
   under agreement to repurchase, net .................................        73,560         30,204
  Proceeds from FHLB advances .........................................       176,025        204,850
  Repayment of FHLB advances ..........................................      (154,294)      (205,235)
 Proceeds(repayments)from other
    borrowings, net ...................................................         2,993         (3,868)
 Decrease in advance payments by borrowers
     for property taxes and insurance, net ............................          (321)          (185)
  Increase (decrease) in drafts outstanding, net ......................           123           (402)
  Dividends to stockholders ...........................................        (1,271)        (1,344)
  Other financing activities, net .....................................           430          1,654
                                                                            ---------      ---------
  Net cash provided by financing ......................................       118,051         30,175
                                                                            ---------      ---------
    activities

Net increase in cash and cash equivalents .............................           781            260
                                                                            ---------      ---------
Cash and cash equivalents at beginning
  of the period .......................................................        13,411         15,666
                                                                            ---------      ---------
Cash and cash equivalents at end
  of the period .......................................................     $  14,192      $  15,926
                                                                            =========      =========

Supplemental information:
  Interest paid .......................................................     $  17,515      $  20,484
                                                                            =========      =========

  Income taxes paid ...................................................     $   2,872      $   1,675
                                                                            =========      =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure .....................................     $      48      $     105
                                                                            =========      =========
Securitization of mortgage loans into
     mortgage-backed securities .......................................     $    --        $  15,825
                                                                            =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                                          Accumulated
                                                                                             Other
                                                                                            Compre-
                                               Additional                                   hensive       Total
                                    Common       Paid-In     Treasury      Retained        Income     stockholders'
                                    Stock        Capital       Stock       Earnings         (Loss)       Equity
                                    -----        -------       -----       --------        ------        ------
                                                                   (Unaudited)
                                                                 (In thousands)
Balance at September
  30, 1997 ...................     $     62     $  8,682     $   (182)     $ 23,402      $    427      $ 32,391
Net income ...................         --           --           --           5,069          --           5,069
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $203,000 ...........         --           --           --            --             305          --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $204,000 ....         --           --           --            --            (306)         --
                                                                                         --------      --------
Other comprehensive income - -         --           --           --            --              (1)           (1)
                                                                                         --------      --------
Comprehensive income .........         --           --           --            --            --           5,068
                                                                                                       --------
Exercise of stock
  options ....................         --            191          182          (183)         --             190
Cash dividends ...............         --           --           --          (1,271)         --          (1,271)

Balance at June
  30, 1998 ...................     $     62     $  8,873     $      0      $ 27,017      $    426      $ 36,378
                                   ========     ========     ========      ========      ========      ========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (continued)
                                                                                          Accumulated
                                                                                             Other
                                                                                            Compre-
                                               Additional                                   hensive     Total
                                    Common       Paid-In     Treasury      Retained         Income  Stockholders'
                                    Stock        Capital       Stock       Earnings         (Loss)      Equity
                                    -----        -------       -----       --------        ------      ------
                                                                   (Unaudited)
                                                                 (In thousands)
Balance at September
  30, 1998 ...................     $     63     $  8,983     $      0      $ 28,369      $    436      $ 37,851
Net income ...................         --           --           --           5,714          --           5,714
Other comprehensive
 income, net of tax:
Unrealized losses arising
 during period, net of
 taxes of $588,400 ...........         --           --           --            --          (1,471)         --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $99,600 .....         --           --           --            --            (149)         --
                                                                                         --------      --------
Other comprehensive loss .....         --           --           --            --          (1,620)       (1,620)
                                                                                         --------      --------
Comprehensive income .........         --           --           --            --            --           4,094
                                                                                                       --------
Treasury stock repurchases ...         --           --           (226)         --            --            (226)
Exercise of stock
  options ....................            1          340         --            --            --             341
Cash dividends ...............         --           --           --          (1,344)         --          (1,344)

Balance at June
  30, 1999 ...................     $     64     $  9,323     $   (226)     $ 32,739      $ (1,184)     $ 40,716
                                   ========     ========     ========      ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1998, included in the Company's 1998 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                     September 30,     June 30,
                                                          1998           1999
                                                      ---------       ---------
                                                             (Unaudited)
                                                           (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 248,781       $ 244,046
   Other, primarily commercial
    real estate ................................         95,420         113,048
   Construction loans ..........................         31,261          36,295
Consumer and commercial loans:
   Installment consumer loans ..................         19,489          19,962
   Mobile home loans ...........................            990             888
   Deposit account loans .......................          1,078           1,408
   Equity lines of credit ......................         18,655          20,419
   Commercial and other loans ..................         14,848          24,162
                                                      ---------       ---------
                                                        430,522         460,228
Less:
   Allowance for loan losses ...................          5,668           6,267
   Deferred loan fees (costs), net .............           (702)           (290)
   Undisbursed portion of loans in process .....         11,292          16,906
                                                      ---------       ---------
                                                      $ 414,264       $ 437,345
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                      Nine Months Ended June 30,
                                                      --------------------------
                                                        1998              1999
                                                       ------            ------
                                                        (Dollars in thousands)
Allowance at beginning of
 period ....................................           $4,902            $5,668
Allowance recorded on
 acquired loans ............................              109                21
Provision for loan losses ..................              680               600
                                                       ------            ------
Recoveries:
 Residential real estate ...................                4                 2
 Commercial real estate ....................               --               137
 Consumer ..................................               30                65
                                                       ------            ------
   Total recoveries ........................               34               204
                                                       ------            ------

Charge-offs:
 Residential real estate ...................             --                --
 Commercial real estate ....................             --                --
 Consumer ..................................              206               226
                                                       ------            ------
   Total charge-offs .......................              206               226
                                                       ------            ------
   Net charge-offs .........................              172                22
                                                       ------            ------
 Allowance at end of period ................           $5,519            $6,267
                                                       ======            ======

Ratio of allowance to net
 loans outstanding at the
 end of the period .........................             1.34%             1.36%
                                                       ======            ======

Ratio of net charge-offs
 to average loans outstanding
 during the period .........................              .06%              .01%
                                                       ======            ======

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                          At June 30, 1999
                                                                          Percent of Loans in each
Balance at end of period applicable to:                    Amount         category to total loans
                                                           ------         -----------------------
Residential Real Estate...........................         $1,591                  71.52%
Commercial Real Estate............................          4,110                  27.61
Consumer..........................................            566                    .87
                                                           ------                 ------
                                                           $6,267                 100.00%
                                                           ======                 ======


Non-accrual loans, which were over ninety days delinquent, totaled approximately $465,000 at June 30, 1999. For the nine months ended June 30, 1999, interest income, which would have been recorded, would have been approximately $7,000 had non-accruing loans been current in accordance with their original terms.


(3)  DEPOSITS
Deposits consist of the following:



                                    September 30, 1998               June 30, 1999
                                   -----------------------      ------------------------
                                                  Weighted                      Weighted
                                                  Average                       Average
                                   Amount           Rate         Amount           Rate
                                   ------           ----         ------           ----
                                                       (Unaudited)
                                                     (In thousands)
Transaction accounts .......      $193,926          3.12%       $215,679          3.00%
Passbook accounts ..........        37,242          2.52          37,958          2.61
Certificate accounts .......       155,153          5.38         137,185          5.02
                                  --------       ----           --------       ----
                                  $386,321          3.96%       $390,822          3.67%
                                  ========       ====           ========       ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 1998                    June 30, 1999
                                  ------------------------         ------------------------
                                                   Weighted                        Weighted
                                                   Average                          Average
                                    Amount          Rate            Amount           Rate
                                    ------          ----            ------           ----
Maturing within:                                          (Unaudited)
                                                         (In thousands)
1 year .....................      $ 28,235          5.74%          $ 53,061          5.98%
2 years ....................         6,961          6.19             10,046          5.84
3 years ....................        32,146          4.83              3,742          6.77
4 years ....................         4,261          6.62             38,375          5.32
5 years and thereafter .....        73,306          5.21             39,300          4.99
                                  --------          ----           --------          ----
                                  $144,909          5.13%          $144,524          5.55%
                                  ========          ====           ========          ====

At September 30, 1998, and June 30, 1999, the Bank had pledged first mortgage loans with unpaid balances of approximately $231.2 million and $206.8 million, respectively, as collateral for FHLB advances. At June 30, 1999, included in the two, four and five years and thereafter maturities were $60 million subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and nine month periods ended June 30, 1998 and 1999, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine month periods ended June 30, 1998 and 1999, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits.

(6)  COMMON STOCK DIVIDENDS

On May 6, 1998, the Company declared a four-for-three stock split, aggregating approximately 1,562,000 shares. All share and per share data were retroactively restated to give effect to the common stock split.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (Statement 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company adopted Statement 130 in the first quarter of fiscal 1999 and the required disclosure is presented in the accompanying consolidated statements of stockholders' equity and comprehensive income.

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

DISCUSSION OF FINANCIAL  CONDITION  CHANGES FROM  SEPTEMBER 30, 1998 TO JUNE 30,
1999
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury, Federal Agency Securities, mortgage-backed securities, and certain other investments. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is currently equal to 4% of such amount. At June 30, 1999, the Bank's regulatory liquidity level was approximately 11%.

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $149.9 million for the nine months ended June 30, 1998, compared to $210.4 million for the nine months ended June 30, 1999. The majority of these loan originations were financed through loan and mortgage-backed securities principal repayments, which amounted to $124.2 million and $209.4 million for the nine month periods ended June 30, 1998 and 1999, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated in the current period. For the nine month period ended June 30, 1998, the Company sold $52.4 million in mortgage loans compared to $28.5 million sold for the nine month period ended June 30, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

For the nine month period ended June 30, 1998, the Company purchased $242.0 million in investment and mortgage-backed securities. For the nine month period ended June 30, 1999, the Company purchased $164.1 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments within the securities portfolio, short-term reverse repurchase agreements and FHLB advances.

The Bank experienced an increase of $4.5 million in deposits for the nine month period ended June 30, 1999. For the nine month period ended June 30, 1999, transaction accounts increased $21.8 million. This was offset by a decrease in certificate accounts of $18.0 million.

At June 30, 1999, the Company had commitments to originate $7.7 million in mortgage loans, and $29.9 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At June 30, 1999, the Company had $105.5 million of certificates of deposits, which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at June 30, 1999, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $78.7 million as well as federal funds available of $15.0 million.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $43.0 million at June 30, 1999, exceeding the core capital requirement by $15.9 million. At June 30, 1999, the Bank's risk-based capital of approximately $47.5 million exceeded its current risk-based capital requirement by $17.4 million. (For further information see Regulatory Capital Matters).

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
JUNE 30, 1998 AND 1999
----------------------

GENERAL
-------
Net income increased from $1.8 million for the three months ended June 30, 1998, to $2.0 million for three months ended June 30, 1999, or 12.7%. Net interest income increased $828,000 primarily as a result of an increase of $1.1 million in interest income offset by a $312,000 increase in interest expense. Provision for loan losses decreased from $240,000 for three months ended June 30, 1998, to $190,000 for the three months ended June 30, 1999. General and administrative expense increased from $3.4 million for the quarter ended June 30, 1998, to $3.8 million for the quarter ended June 30, 1999.

INTEREST INCOME
---------------
Interest income for the three months ended June 30, 1999, increased to $12.4 million as compared to $11.3 million for the three months ended June 30, 1998. The earning asset yield for the three months ended June 30, 1999, was 7.80% compared to a yield of 8.07% for the three months ended June 30, 1998. The average yield on loans receivable for the three months ended June 30, 1999,was 8.39% compared to 8.83% for the three months ended June 30, 1998. The yield on investments decreased to 6.21% for the three months ended June 30, 1999, from 6.77% for the three months ended June 30, 1998. The yield on investment securities decreased due to increased amortization of premiums on ARM mortgage-backed securities, which had higher than expected prepayments. Total average interest-earning assets were $645.6 million for the quarter ended June 30, 1999 as compared to $565.5 million for the quarter ended June 30, 1998. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $44.1 million and securities of approximately $34.3 million.

INTEREST EXPENSE
----------------
Interest expense on interest-bearing liabilities was $6.6 million for the three months ended June 30, 1999, as compared to $6.3 million for June 30, 1998. Due to increased transaction deposits and reduced interest rates in the first half of 1999, the average cost of deposits for the three months ended June 30, 1999, was 3.70% compared to 4.05% for the three months ended June 30, 1998. The cost of interest-bearing liabilities was 4.30% for the three months ended June 30, 1999, as compared to 4.57% for the three months ended June 30, 1998. The cost of FHLB advances and reverse repurchase agreements was 5.24% and 5.40%, respectively, for the three months ended June 30, 1999. For the three months ended June 30, 1998, the cost was 5.57% and 5.67%, respectively. Total average interest-bearing liabilities increased from $538.2 million at June 30, 1998 to $617.9 million at June 30, 1999. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $27.2 million, FHLB advances of $36.8 million and reverse repurchase agreements of $15.8 million.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

NET INTEREST INCOME
-------------------
Net interest income was $5.8 million for the three months ended June 30, 1999, as compared to $5.0 million for the three months ended June 30, 1998. The net interest margin was 3.50% for the three months ended June 30, 1999, and 1998.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses decreased from $240,000 for the period ended June 30, 1998, to $190,000 for the three months ended June 30, 1999. For the three months ended June 30, 1999, net charge-offs were $83,000 compared to net charge-offs of $80,000 for the three months ended June 30, 1998. The allowance for loan losses as a percentage of total loans was 1.36% at June 30, 1999, compared to 1.33% at September 30, 1998. Loans delinquent 90 days or more were
 .10% of total loans at June 30, 1999, compared to .54% at September 30, 1998. The allowance for loan losses was 1,348% of loans delinquent more than 90 days at June 30, 1999, as compared to 251% at September 30, 1998. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------
For the three months ended June 30, 1999, other income was $1.3 million compared to $1.5 million for the quarter ended June 30, 1998. Gain on sale of loans was $245,000 for the quarter ended June 30, 1999, compared to $279,000 for the quarter ended June 30, 1998. The Company experienced lower gains on sales as a result of rising interest rates during the period. Gain on sale of securities was $24,000 for the three months ended June 30, 1999 compared to $242,000 for the three months ended June 30, 1998. Other income was $588,000 for the quarter ended June 30, 1999 compared to $553,000 for the quarter ended June 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses increased from $3.4 million for the three months ended June 30, 1998, to $3.8 million for the three months ended June 30, 1999. Salaries and employee benefits increased from $1.9 million for the three months ended June 30, 1998, to $2.2 million for the three months ended June 30, 1999 primarily due to increased lending Associates. Net occupancy, furniture and fixtures and data processing expenses increased $24,000 when comparing the two periods. Other expenses were $691,000 for the quarter ended June 30, 1999, compared to $656,000 for the quarter ended June 30, 1998.

INCOME TAXES
------------
Income taxes increased from $1.0 million for the three months ended June 30, 1998, to $1.2 million for the three months ended June 30, 1999, as a result of increased income before taxes.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 1998 AND 1999
----------------------

GENERAL
-------
Net income increased from $5.1 million for the nine months ended June 30, 1998, to $5.7 million for nine months ended June 30, 1999, or 12.7%. Net interest income increased $2.1 million primarily as a result of an increase in interest income of $4.6 million offset by an increase of $2.4 million in interest expense. Provision for loan losses decreased from $680,000 for the nine months ended June 30, 1998, to $600,000 for the nine months ended June 30, 1999. Other income decreased $130,000. General and administrative expenses increased $1.1 million.

INTEREST INCOME
---------------
Interest income for the nine months ended June 30, 1999, increased to $36.8 million as compared to $32.2 million for the nine months ended June 30, 1998. The earning asset yield for the nine months ended June 30, 1999, was 7.79% compared to a yield of 8.19% for the nine months ended June 30, 1998. The average yield on loans receivable for the nine months ended June 30, 1999, was 8.56% compared to 8.75% for the nine months ended June 30, 1998. The yield on investments decreased to 5.85% for the nine months ended June 30, 1999, from 6.69% for the nine months ended June 30, 1998. Total average earning assets were $638.6 million for the nine month period ended June 30, 1999, as compared to $530.6 million for the nine month period ended June 30, 1998.

INTEREST EXPENSE
----------------
Interest expense on interest-bearing liabilities was $20.2 million for the nine months ended June 30, 1999, as compared to $17.7 million for the nine months ended June 30, 1998. The average cost of deposits for the nine months ended June 30, 1999, was 3.80% compared to 4.08% for the nine months ended June 30, 1998. The cost of interest-bearing liabilities was 4.34% for the nine months ended June 30, 1999, as compared to 4.57% for the nine months ended June 30, 1998. Total average interest-bearing liabilities increased from $511.7 million at June 30, 1998 to $613.3 million at June 30, 1999.

NET INTEREST INCOME
-------------------
Net interest income was $16.7 million for the nine months ended June 30, 1999, as compared to $14.5 million for the nine months ended June 30, 1998. The net interest margin decreased to 3.44% for the six months ended June 30, 1999, from 3.62% for the nine months ended June 30, 1998. Since a high percentage of the Company's assets are adjustable rate mortgage loans, which reprice annually versus many of the Company's liabilities, which reprice more quickly, the Company may experience a decrease in its interest rate spread should interest rates increase rapidly.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses decreased from $680,000 for the period ended June 30, 1998, to $600,000 for the nine months ended June 30, 1999. For the nine months ended June 30, 1999, net charge-offs were $22,000 compared to net charge-offs of $172,000 for the nine months ended June 30, 1998. The allowance for loan losses as a percentage of total loans was 1.36% at June 30, 1999, compared to 1.33% at September 30, 1998. Management believes that the current level of allowances is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------
For the nine months ended June 30, 1999, other income decreased $130,000 to $4.3 million compared to $4.4 million for the nine months ended June 30, 1998. Fees and service charges for the nine months ended June 30, 1999 were $1.5 million compared to $1.3 million for the nine months ended June 30, 1999 primarily due to growth in core checking accounts. Other income increased from $1.5 million for the nine months ended June 30, 1998 compared to $1.7 million for the nine months ended June 30, 1999. Gain on sale of loans was $976,000 for the nine months ended June 30, 1998, compared to $822,000 for the nine months ended June 30, 1999. The Company experienced lower gains on sales as a result of rising interest rates during the period and reduced sales. Gain on sale of securities was $510,000 for the nine months ended June 30, 1998, compared to $249,000 for the nine months ended June 30, 1999.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses increased from $10.3 million for the nine months ended June 30, 1998, to $11.4 million for the nine months ended June 30, 1999. Salaries and employee benefits increased $721,000 or 12.9% primarily as a result of increased lending personnel. Net occupancy, furniture and fixtures and data processing expense increased $266,000 primarily as a result of increased maintenance, lease expense and depreciation expense due to the addition of the Coastal Federal University facility and the North Carolina Office in Sunset Beach, NC. Other expense was $2.1 million for the nine months ended June 30, 1998, compared to $2.2 million for the nine months ended June 30, 1999.


INCOME TAXES
------------
Income taxes increased from $2.9 million for the nine months ended June 30, 1998, to $3.3 million for the nine months ended June 30, 1999, as a result of increased income before taxes.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999


REGULATORY CAPITAL MATTERS
--------------------------
To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.





                                                                      Categorized as "Well                   Capitalized" Under
                                                                           For Capital                       Prompt Corrective
                                            Actual                      Adequacy Purposes                     Action Provision
                                   ----------------------         ----------------------------            ----------------------
                                    Amount          Ratio           Amount              Ratio              Amount         Ratio
                                    ------          -----           ------              -----              ------         -----
                                                                     (Dollars In Thousands)
As of June 30, 1999:
 Total Capital:                    $47,509         12.62%          $30,109               8.00%             $37,636        10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $42,969         11.42%             $N/A                N/A%             $22,581         6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $42,969          6.35%          $27,081               4.00%             $33,852         5.00%
   (To Total Assets)
 Tangible Capital:                 $42,969          6.35%          $10,156               1.50%                $N/A          N/A%
   (To Total Assets)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------
In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The Company is reviewing the standard to determine if additional disclosure is required.

SFAS  133,   Accounting  for  Derivative   Instruments  and  Hedging  Activities
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset and liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. This statement is effective for fiscal quarters of all fiscal years beginning after June 15, 2000 with earlier adoption permitted as amended by SFAS 137. It is not anticipated that this standard will materially affect the Company.

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

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

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

3. Renovation - Review of vendor and service providers responses to the Company's year 2000 inquiries and development of a follow-up plan and timeline. This phase was completed as of October 15, 1998.

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

     Other parties whose year 2000 compliance may effect the Company include the FHLB of Atlanta, brokerage firms, the operator of the Company's ATM network and the Company's 401K administrator. These third-parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company scheduled testing with these third-parties. The testing was completed by June 30, 1999. All of the test results were positive. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

5. Implementation - Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors. The Company's plan for year 2000 readiness was completed by June 30, 1999.

     The Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that was not year 2000 compliant to be $228,000, of which $188,369 has been incurred as of June 30, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own Associates spend on year 2000 issues, which are principally payroll costs.

     Because the Company depends substantially on its computer systems and those of third-parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company; (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Bank, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of loans primarily secured by real estate management believes that year 2000 issues will not significantly impair the ability of the Company's borrowers to repay their debt.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999


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

     The Company has recognized that its commercial borrowers may also face risks from year 2000 issues. The Company has identified its material loan relationships and completed year 2000 surveys of those customers to assess their vulnerability to year 2000 problems and their readiness for year 2000 compliance. The Company is continuing to monitor its commercial borrowers for year 2000 risk and feels that its commercial relationships do not pose an inordinate risk at this time.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At June 30, 1999, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 1998.

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

     Not Applicable.

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

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES


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

***** Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

****** Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

******* Incorporated by reference to June 30, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

******** Incorporated by reference to 1998 Form 10-K filed with Securities and Exchange Commission on December 29, 1998.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           COASTAL FINANCIAL CORPORATION

August 16, 1999                            /s/Michael C. Gerald
---------------                            --------------------
Date                                       Michael C. Gerald
                                           President and Chief Executive Officer

August 16, 1999                            /s/Jerry L. Rexroad
---------------                            -------------------
Date                                       Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer