Form 10-K
period 1999-09-30
COASTAL FINANCIAL CORP /DE
filed 1999-12-29
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended September 30, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                           57-0925911
(State or other jurisdiction                              (I.R.S. Employer I.D.)
----------------------------                              ----------------------
of incorporation or organization)

2619 Oak Street, Myrtle Beach, South Carolina                   29577-3129
---------------------------------------------                   ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (843) 448-5151

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ] .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of December 21, 1999, there were issued and outstanding 6,754,421 shares of the registrant's Common Stock.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" on December 21, 1999, was $84,430,263 (6,754,421 shares at $12.50 per share, which is the ending bid price on December 21, 1999.). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (Parts I and II)

         2. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business

General

         Coastal Financial Corporation ("Coastal Financial" or the "Corporation") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Savings Bank ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. On April 1, 1993 Coastal Federal's investment in Coastal Investor Services, Inc., formerly named Coastal Investment Services, Inc., was transferred to Coastal Financial and became a first tier subsidiary of the Corporation. The financial results contained herein relate primarily to the Corporation's principal subsidiary, Coastal Federal.

         On November 2, 1995, Coastal Financial purchased Granger-O'Harra Mortgage, Inc.("Granger-O'Harra") and merged Granger-O'Harra into a new subsidiary, Coastal Federal Mortgage, Inc. Coastal Federal Mortgage, Inc. engaged in the origination of conforming mortgage loans which are sold in the secondary market, generally on a servicing released basis. During fiscal 1999, Coastal Federal Mortgage's operations were discontinued. Consequently, the Bank's mortgage banking function was expanded.

         On May 7, 1996, the Corporation formed Coastal Technology Services, Inc. ("CTS"). CTS primarily develops specialized banking software for sale to financial services companies. CTS's activities for fiscal 1999 was immaterial to the consolidated financial condition and results of operations of Coastal Financial.

         On February 20, 1998, Coastal Real Estate Investment Corporation ("CREIC") was incorporated in North Carolina. CREIC is a wholly owned operating subsidiary of Coastal Federal Holding Corporation ("CFHC") and is a real estate investment trust ("REIT"). All of CREIC's operating activities are consolidated into Coastal Federal Savings Bank. CREIC engages in the investment and management of real estate related assets, primarily mortgage loans. On September 1, 1998, CREIC was capitalized with approximately $131.8 million of mortgage loans from Coastal Federal. On December 10, 1998, CREIC became a wholly owned subsidiary of CFHC through an exchange of stock transaction.

         On June 25, 1998, Coastal Federal Holding Corporation ("CFHC") was incorporated in the state of Delaware. CFHC is a wholly owned subsidiary of Coastal Federal Savings Bank ("CFSB") and is a passive investment company ("PIC"). All of CFHC's operating activities are consolidated into Coastal Federal Savings Bank. CFHC engages in the management of its investment in CREIC and the management of the related dividends received on that investment.

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

         Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, nine branch offices located in South Carolina, one branch office located in Sunset Beach, North Carolina, and a lending office located in Wilmington, North Carolina. At September 30, 1999, Coastal Financial had total assets of $713.0 million, total deposits of $399.7 million and stockholders' equity of $41.2 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 448-5151.

         Nine of Coastal Federal's eleven offices are in Horry County, South Carolina. The economy of the Horry County area depends primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

         Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer, commercial business loans and commercial real estate loans. Commercial real estate loans as a percentage of total loans have increased from 14.3% of total loans at September 30, 1995 to 23.3% of total loans at September 30, 1999.

         As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 1999, 4.6% and 8.9%, respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

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

                                                                     Year Ended September 30,
                             -------------------------------------------------------------------------------------------------
                                         1997 Compared to 1996                                1998 Compared to 1997
                                           Increase (Decrease)                                  Increase (Decrease)
                                                  Due to                                              Due to
                             ----------------------------------------------      ---------------------------------------------
                                                        Rate/                                             Rate/
                                Rate       Volume       Volume         Net           Rate      Volume     Volume          Net
                             -------      -------      -------      -------      -------      -------     -------      -------
                                                                (Dollars in thousands)
Interest-Earning Assets:
 Loans .................     $   502      $ 1,545      $    24      $ 2,071      $   195      $ 2,240     $    13      $ 2,448
 Mortgage-backed
  Securities/Investments        (193)       1,567         (100)       1,274         (436)       4,711        (992)       3,283
                             -------      -------      -------      -------      -------      -------     -------      -------

Total net change in
 income on interest-
 earning assets ........         309        3,112          (76)       3,345         (241)       6,951        (979)       5,731
                             -------      -------      -------      -------      -------      -------     -------      -------

Interest-Bearing
 Liabilities:
 Deposits ..............         200        1,742           19        1,961         (165)       1,089         (13)         911
 FHLB advances .........        (361)      (1,425)          73       (1,713)        (298)       1,501         (83)       1,120
 Repurchase
  agreements ...........          50          576          181          807          (47)       2,422        (100)       2,275
                             -------      -------      -------      -------      -------      -------     -------      -------
Total net change in
 expense on interest-
 bearing liabilities ...        (111)         893          273        1,055         (510)       5,012        (196)       4,306
                             -------      -------      -------      -------      -------      -------     -------      -------

Net change in net
 interest income .......     $   420      $ 2,219      $  (349)     $ 2,290      $   269      $ 1,939     $  (783)     $ 1,425
                             =======      =======      =======      =======      =======      =======     =======      =======

                                          1999 Compared to 1998
                                           Increase (Decrease)
                                                   Due to
                              ---------------------------------------------
                                                       Rate/
                                Rate      Volume       Volume        Net
                             -------      -------     -------      -------
Interest-Earning Assets:
 Loans .................     $  (830)     $ 3,150     $   (93)     $ 2,227
 Mortgage-backed
  Securities/Investments         201        3,156          81        3,438
                             -------      -------     -------      -------

Total net change in
 income on interest-
 earning assets ........        (629)       6,306         (12)       5,665
                             -------      -------     -------      -------

Interest-Bearing
 Liabilities:
 Deposits ..............      (1,188)       1,148         108           68
 FHLB advances .........        (392)       2,564        (165)       2,007
 Repurchase
  agreements ...........         (49)         519          (5)         465
                             -------      -------     -------      -------
Total net change in
 expense on interest-
 bearing liabilities ...      (1,629)       4,231         (62)       2,540
                             -------      -------     -------      -------

Net change in net
 interest income .......     $ 1,000      $ 2,075     $    50      $ 3,125
                             =======      =======     =======      =======

                                       4

Average Balance Sheet

          The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material difference in the information presented. Non-accrual loans are included in average balance calculations.

                                                                     Year Ended September 30,
                                ----------------------------------------------------------------------------------------------------
                                               1997                               1998                            1999
                                ------------------------------    ------------------------------    --------------------------------
                                 Average                Yield/     Average                Yield/     Average                  Yield/
                                 Balance     Interest    Rate      Balance     Interest    Rate      Balance    Interest       Rate
ASSETS
 Loans .....................     $389,196   $ 33,769    8.70%     $414,938    $ 36,314     8.75%    $450,940    $ 38,541       8.55%
 Mortgage-backed
  Securities/Investments (1)      60,745       4,296    7.07       125,509       7,580     6.04      177,758      11,018       6.20

Total interest-earning
 assets ....................    $449,941    $ 38,065    8.46%     $540,447    $ 43,894     8.11%    $628,698    $ 49,559       7.88%
                                ========    ========    ====      ========    ========     ====     ========    ========       ====

LIABILITIES
 Transaction accounts ......     153,796       4,894    3.18       179,398       5,756     3.21      210,072       6,368       3.03
 Passbook accounts .........      41,143       1,015    2.47        36,102         924     2.56       33,310         962       2.89
 Certificate accounts ......     135,335       7,741    5.72       144,569       7,879     5.45      144,698       7,297       5.04
 FHLB advances .............      90,154       5,366    5.95       115,389       6,488     5.62      161,005       8,495       5.28
 Securities sold
  under repurchase
  agreements ...............      19,387       1,130    5.82        60,998       3,404     5.58       70,299       3,869       5.50
                                 --------    --------    ----      --------    --------     ----     --------    --------       ----

Total interest-bearing
 liabilities ...............    $439,815    $ 20,146    4.57%     $536,456    $ 24,451     4.60%    $619,384    $ 26,991       4.33%
                                ========    ========    ====      ========    ========     ====     ========    ========       ====

Net interest income/
 interest rate spread.................       $17,919    3.89%                  $19,443     3.51%                 $22,568       3.55%

Net yield on interest earning
 assets...............................                  4.03%                              3.64%                               3.67%

Ratio of interest earning assets
 to interest-bearing
 liabilities..........................                  1.03x                              1.03x                               1.03x

-------------------------
 (1)     Includes short-term interest-bearing deposits and Federal funds sold.

Interest Rate Sensitivity of Net Portfolio Value

         The table below measures interest rate risk by estimating the change in market value of the Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. Due to OTS reporting requirements, classifications may vary from GAAP reporting. Further, this report does not include assets owned by the Company not included in the Bank. The data presented below is as of September 30, 1999. This information is an estimate and may not be indicative of actual market values or the actual changes in market values should rates change significantly at a future date.

                               -300          -200           -100                            +100            +200        +300
                               Basis         Basis          Basis           No              Basis           Basis        Basis
                               Points        Points         Points          Change          Points          Points       Points
                               ------        ------         ------          ------          ------          ------       ------
                                                                       (In thousands)
ASSETS
Mortgage loans and
 securities...........        $632,916      $625,103      $616,782         $606,078       $592,608        $577,232       $560,958
Non-mortgage loans....          36,529        36,198        35,873           35,556         35,246          34,942         34,645
Cash, deposits and
 securities...........          56,384        55,193        54,006           52,827         51,651          50,480         49,314
Repossessed assets....              97            97            97               97             97              97             97
Premises and equipment          11,114        11,114        11,114           11,114         11,114          11,114         11,114
Other assets..........          17,128        20,124        23,963           29,067         34,006          38,653         43,063
                                ------        ------        ------           ------         ------          ------         ------
TOTAL.................         754,168       747,829       741,835          734,739        724,722         712,518        699,191
                               =======       =======       =======          =======        =======         =======        =======

LIABILITIES
Deposits..............        $401,004      $400,223      $399,451         $398,691       $397,944        $397,208       $396,483
Borrowings............         269,786       265,764       261,905          258,201        254,645         251,230        247,947
Other liabilities.....           8,023         8,023         8,023            8,023          8,023           8,023          8,023
                              --------      --------      --------         --------       --------        --------       --------
TOTAL.................         678,813       674,010       669,379          664,915        660,612         656,461        652,453
                               =======       =======       =======          =======        =======         =======        =======

OFF BALANCE SHEET
 POSITIONS............         $ 1,058          $492          $219             $304           $501            $823         $1,186

MARKET VALUE OF
 PORTFOLIO EQUITY.....         $76,413       $74,311       $72,675          $70,128        $64,611         $56,880        $47,924

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

         The Bank's loan portfolio totaled approximately $472.0 million at September 30, 1999, representing approximately 66.0% of its total assets. On that date, approximately 62.9% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

         In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 1999, adjustable rate loans constituted approximately $329.5 million (or 69.8%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 30.2% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

     The following table set forth the composition of the Corporation's loan portfolio by type of loan as of the dates indicated.

                                                                          At September 30,
                                  --------------------------------------------------------------------------------------------------
                                        1995                 1996                1997                1998                 1999
                                  -----------------  ------------------   -----------------   -----------------    -----------------
                                  Amount   Percent   Amount     Percent   Amount    Percent   Amount    Percent    Amount   Percent
                                  ------   -------   ------     -------   ------    -------   ------    -------    ------   -------
                                                                         (Dollars in thousands)
Mortgage loans:
 Construction ...............    $ 27,905     7.34% $ 34,566       8.65% $ 34,216      7.93% $ 31,261      7.09% $ 46,766      9.48%
 On existing property .......     228,881    60.23   231,373      57.89   240,268     55.69   254,161     57.63   265,069     53.73
 Income property (commercial)      54,401    14.31    73,295      18.34    97,680     22.64    95,420     21.63   114,931     23.29
Commercial business loans ...      19,610     5.16    14,831       3.71    10,939      2.54    14,848      3.37    22,818      4.62
Consumer loans:
  Mobile home ...............       1,204      .32     1,103        .28     1,291       .30       990       .22     1,166       .24
  Automobiles ...............       5,941     1.56     7,261       1.82     6,055      1.40     5,106      1.16     6,809      1.38
  Equity lines of credit ....      13,210     3.48    12,441       3.11    15,294      3.54    18,655      4.23    21,081      4.27
  Other .....................      28,887     7.60    24,776       6.20    25,714      5.96    20,567      4.67    14,738      2.99
                                 --------     ----  --------       ----  --------      ----  --------      ----  --------      ----

 Total loans and loans
       held for sale.........    $380,039   100.00% $399,646     100.00% $431,457    100.00% $441,008    100.00% $493,378    100.00%
                                            ======               ======              ======              ======              ======

 Less:
  Loans in process............    (17,178)           (18,589)             (15,084)            (11,292)            (15,315)
  Deferred loan(fees)costs....        (71)               286                  458                 702                 354
   Allowance for loan losses..     (3,578)            (4,172)              (4,902)             (5,668)             (6,430)
                                  -------            -------              -------             -------             -------



 Total loans and loans held
        for sale, net..........   $359,212          $377,171             $411,929            $424,750            $471,987
                                  ========          ========             ========            ========            ========

         Single Family Residential Loans. The Bank actively originates conventional loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for single family residential loans typically range from 15 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgage title insurance on all single family residential mortgage loans.

         The Bank offers adjustable rate mortgage loans ("ARMs"), the interest rates of which generally adjust based upon either the prime rate or treasury securities indices. The interest rates on ARMs generally may not adjust more than 2% per year and 6% over the life of the loan. Based upon market conditions, the Bank may originate ARMs at below the fully phased-in interest rate but generally qualifies borrowers at 2% above the initial rate when the loan to value ratio exceeds 70%. Monthly payments could increase significantly at the first repricing period. Although Coastal Federal's ARMs are beneficial in helping Coastal Federal improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans. Whereas a significant decrease in rates or a flat yield curve could cause repayments to increase significantly.

         Coastal Federal also offers one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates. Loans sold to correspondents amounted to $64.8 million and $24.8 million, respectively, in fiscal 1998 and 1999. Coastal Federal sold approximately $6.9 million and $36.0 million, respectively, of mortgages in 1998 and 1999 to FHLMC.

         At September 30, 1999, approximately $296.9 million or 62.9% of the Bank's loan portfolio consisted of one-to-four family residential loans.

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

         At September 30, 1999, approximately $46.7 million or 9.5% of the Bank's gross loan portfolio consisted of construction loans on both residential ($31.8 million) and commercial properties ($14.9 million). Undisbursed proceeds on these loans amounted to $15.3 million at September 30, 1999.

         Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 1999, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $196.8 million. At such time, the Bank had non-residential real estate loans outstanding of $114.9 million. The Bank will maintain a level of these loan types within the guidelines set forth. The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities. Such loans generally have a fifteen to twenty year term, with the payments based up to a similar amortization schedule. The Bank may require the loan to include a call option at the Bank's option in five to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

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

         Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans amounted to $43.8 million, or 8.9% of the total loan portfolio, at September 30, 1999.

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

         Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms which generally do not exceed one year. The majority of these loans have interest rates which adjust with changes in the prime rate as published in the Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 1999, the Bank had $22.8 million outstanding in commercial business loans, which represented approximately 4.6% of its loan portfolio.

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

Loan Maturity

         The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                     More than    More than    More than               More than
                                     One Year     Three Years  Five Years              Ten Years
                          One Year   Through      Through      Through                 Through         Over
                          or Less    Three Years  Five Years   Ten Years   Totals      Twenty Years    Twenty
                          -------    -----------  ----------   ---------   ------      ------------    ------
                                                           (In thousands)
First mortgage loans .    $ 32,110    $  3,517    $  2,634    $ 14,300    $ 60,357    $177,526        $290,444
Other residential and
 non-residential .....      26,415      15,069       5,692      10,835      47,523       9,397         114,931
Equity lines of credit      21,081        --          --          --          --          --            21,081
Consumer loans .......      10,320       4,050       6,029         941       1,373        --            22,713
Commercial loans .....      15,674       2,139       1,970       1,135       1,727         173          22,818
      Total loans ....    $105,600    $ 24,775    $ 16,325    $ 27,211    $110,980    $187,096        $471,987
                          ========    ========    ========    ========    ========    ========        ========

         The following table sets forth the dollar amount of all loans due after one year at September 30, 1999 which have fixed interest rates and those which have floating or adjustable interest rates.


                                          Fixed         Floating or
                                          Rates     Adjustable Rates      Totals
                                          -----     ----------------      ------
                                                     (In thousands)
First mortgage loans ..............       $ 59,864       $198,470       $258,334
Other residential and
 non-residential ..................         18,461         70,055         88,516
Consumer loans ....................         11,950            443         12,393
Commercial loans ..................          5,954          1,190          7,144
     Total loans ..................       $ 96,229       $270,158       $366,387
                                          ========       ========       ========

         Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

         Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All loan applications over $500,000 require the approval by members of the Bank's Internal Loan Committee, Director Gerald and Executive Vice Presidents Rexroad and Stalvey. All loan applications greater than $2,000,000 require the approval of the Bank's Loan Committee which consists of Directors Clemmons, Gerald, Springs and Executive Vice Presidents Rexroad and Stalvey. All first mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance, must be approved by a member of the Banks' Loan Committee.

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

         The Bank's general policy is to obtain a title insurance policy insuring that the Bank has a valid lien on the mortgaged real estate and that the property is free of encumbrances. Borrowers must also obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency, obtain paid flood insurance policies. It is the policy of Coastal Federal to require flood insurance for the full insurable value of the improvements for any such loan located in a designated flood hazard area. Borrowers on loans which exceed 80% of the value of the security property are also required to advance funds on a monthly basis, with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums. In cases of flood insurance, it is the Bank's policy to require escrow on these premiums regardless of the loan-to-value ratio.

         Loan Originations, Purchases and Sales. The Bank is qualified to service loans for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 1999, the Bank was servicing loans sold to others with a principal balance of approximately $99.4 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. At September 30, 1999, the Bank's consolidated loan portfolio included purchased loans of approximately $23.6 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                         Year Ended September 30,
                                                 -------------------------------------
                                                    1997          1998           1999
                                                ---------     ---------     ---------
                                                           (In thousands)

Loans receivable net, at the beginning of the
 period .....................................    $ 377,171     $ 411,929       424,750
                                                 ---------     ---------     ---------

Loans originated:
 Construction ...............................       45,986        62,805        72,456
 Residential ................................       59,289        70,588        96,510
 Nonresidential .............................       13,794        23,622        22,233
 Land .......................................       10,308        20,025        19,060
 Commercial business ........................       33,730        16,076        29,232
 Consumer ...................................       15,396        12,136        16,866
                                                 ---------     ---------     ---------
     Total loans originated .................      178,503       205,252       256,357
                                                 ---------     ---------     ---------

Loans purchased, primarily single
family residential mortgages ................        9,948        10,442         9,078
                                                 ---------     ---------     ---------

Loans sold ..................................      (44,160)      (71,674)      (60,781)
                                                 ---------     ---------     ---------

Loan principal repayments and other .........     (109,946)     (130,286)     (156,518)
                                                 ---------     ---------     ---------

Other .......................................          413          (913)         (899)
                                                 ---------     ---------     ---------

Loans receivable net, at end of period ......    $ 411,929     $ 424,750     $ 471,987
                                                 =========     =========     =========

         Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option.

         Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 1999, the Company had residential loan origination commitments of approximately $5.6 million.

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                               At September 30,
                                                -------------------------------------------------
                                                1995       1996       1997       1998       1999
                                               ------     ------     ------     ------     ------
                                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate -
   Residential ...........................    $  999     $  307     $   71     $  222     $1,097
   Commercial ............................       134       --         --         --          267
   Commercial business ...................       154         60         99      1,962       --
   Consumer ..............................        36         78         87         73         67
                                              ------     ------     ------     ------     ------
    Total ................................     1,323        445        257      2,257      1,431
                                              ------     ------     ------     ------     ------

Accruing loans which are
contractually past due
90 days or more:
  Real estate -
   Residential ...........................      --         --         --         --         --
   Commercial ............................      --         --         --         --         --
  Commercial business ....................      --         --         --         --         --
  Consumer ...............................      --         --         --         --         --
                                              ------     ------     ------     ------     ------
    Total ................................      --         --         --         --         --
                                              ------     ------     ------     ------     ------

Restructured loans .......................      --         --         --         --          418
Real estate owned ........................       789        323        250         35         96
Other nonperforming
 assets ..................................      --         --         --         --         --
                                              ------     ------     ------     ------     ------
Total nonperforming
 assets ..................................    $2,112     $  768     $  507     $2,292     $1,945
                                              ======     ======     ======     ======     ======

Total nonaccrual loans to net
 loans ...................................       .36%       .12%       .06%       .54%       .30%

Total nonaccrual loans to total
 assets ..................................       .33%       .10%       .05%       .35%       .20%

Total nonperforming assets
 to total assets .........................       .53%       .17%       .10%       .36%       .27%

----------
         In fiscal years 1997, 1998 and 1999, interest income which would have been recorded approximated $9,000, $181,000 and $46,000, respectively, had nonaccruing loans been current in accordance with their original terms. At September 30, 1998 and 1999 and during the years then ended there are no loans considered to be impaired.

         The allowance for uncollectible interest which is netted against accrued interest receivable totaled $202,000 and $70,000 at September 30, 1998 and 1999, respectively.

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

         Coastal Federal had three individual classified assets in excess of $700,000 as of September 30, 1999. At that date, classified assets amounted to $11.6 million ($5.7 million substandard; $288,000 doubtful; $61,000 loss; and $5.5 million special mention). Substandard assets consist primarily of seven commercial real estate loans with balances of approximately $2.8 million and four residential real estate loans with balances of approximately $2.0 million at September 30, 1999. Special mention assets consist primarily of five commercial real estate loans with balances of approximately $4.1 million at September 30, 1999.

         Allowance for Loan Losses. In making loans, the Bank recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The Bank's management evaluates the need to establish allowances for losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Additions to the allowance for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended September 30, 1997, 1998 and 1999 of $760,000, $865,000 and $750,000, respectively. As a result, the Bank has a $6.4 million allowance for loan losses as of September 30, 1999. The allowance as a percentage of loans receivable was 1.36% at September 30, 1999 compared to 1.33% at September 30, 1998. See "Management's Discussion and Analysis --Non-Performing Assets and --Allowance for Loan Losses" in the 1999 Annual Report to Stockholders attached hereto and incorporated by reference.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP at September 30, 1999, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly change its allowance for loan losses, thereby affecting the Bank's financial condition and earnings.

Loan Loss Allowance Analysis

    The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                                                       Year Ended September 30,
                                                       --------------------------------------------------------
                                                         1995      1996       1997          1998          1999
                                                       ------    ------      ------        ------        ------
                                                                       (Dollars in thousands)
Allowance at beginning of
 period...........................................     $3,353    $3,578      $4,172        $4,902        $5,668
Allowance recorded on
 acquired loans...................................          -         -         110           109           112
Provision for loan losses.........................        202       790         760           865           750
                                                       ------    ------      ------        ------        ------
Recoveries:
 Residential real estate..........................        232        --          20             7           184
 Commercial real estate...........................         11        75          14             1            13
 Real estate construction.........................         --        --          --            --            --
 Consumer.........................................         12         7          38            56            55
                                                       ------    ------      ------        ------        ------
   Total recoveries...............................        255        82          72            64           252
                                                       ------    ------      ------        ------        ------

Charge-offs:
 Residential real estate..........................        206        24          46            28            15
 Commercial real estate...........................         18       216          --            17             8
 Real estate construction.........................         --        --          --            --            --
 Consumer.........................................          8        38         166           227           329
                                                       ------    ------      ------        ------        ------
   Total charge-offs..............................        232       278         212           272           352
                                                       ------    ------      ------        ------        ------
   Net charge-offs (recoveries) ..................        (23)      196         140           208           100
                                                       ------    ------      ------        ------        ------
 Allowance at end of period.......................     $3,578    $4,172      $4,902        $5,668        $6,430
                                                       ======    ======      ======        ======        ======

Ratio of allowance to net
 loans outstanding at the
 end of the period................................       1.00%     1.11%       1.19%         1.33%         1.36%

Ratio of net charge-offs (recoveries)
 to average loans outstanding
 during the period................................       (.01%)     .05%        .04%          .05%          .02%

Loan Loss Allowance by Category

           The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                                           September 30,
                           -----------------------------------------------------------------------------------------------------
                                     1995                                1996                              1997
                           -----------------------------     ----------------------------------------    -----------------------
                                     As a %    Loan Type                As a %    Loan Type               As a %       Loan Type
                                    of out-      as a %                of out-      as a %                of out-        as a %
                                   standing     of out-               standing     of out-               standing       of out-
                                   loans in    standing               loans in    standing               loans in      standing
                           Amount  category      loans       Amount   category      loans     Amount     category        loans
                           ------  --------      -----       ------   --------      -----     ------     --------        -----
                                                                 (Dollars in thousands)
Real Estate -- mortgage
  Residential .........    $  803     .31%       72.03%      $     837      .37%     65.35%     1,064         .41%       63.56%
  Commercial ..........     2,371    4.36        24.17           2,875     3.80      22.34      3,261        2.78        28.52
  Consumer ............       404     .80         3.80             460     1.01      12.31        577        1.77         7.92
                           ------               ------       ---------              ------    -------                   ------
  Total allowance for
   loan losses ........    $3,578    1.00%      100.00%      $   4,172     1.11%    100.00%   $ 4,902        1.19%      100.00%
                           ======               ======       =========              ======    =======                   ======

                                      1998                                1999
                          -------------------------------   -------------------------------
                                     As a %     Loan Type               As a %    Loan Type
                                    of out-      as a %                 of out-     as a %
                                   standing     of out-                standing    of out-
                                   loans in    standing                loans in   standing
                          Amount   category      loans      Amount     category     loans
                          ------   --------      -----      ------     --------     -----
Real Estate -- mortgage
  Residential .........    $1,375     .47%       67.60%     $   1,747      .56        66.01%
  Commercial ..........     3,685    3.30        26.32          4,191     3.04        29.18
  Consumer ............       608    2.82         6.08            492     2.17         4.81
                           ------               ------       --------                ------
  Total allowance for
   loan losses ........    $5,668    1.33%      100.00%      $  6,430     1.36%      100.00%
                           ======               ======       ========                ======

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

         Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO Committee"). The ALCO
Committee meets quarterly and consists of Directors Benton, Creel, Bishop, Springs, Clemmons and Gerald, Chief Financial Officer Rexroad and Executive Vice Presidents Graham, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At
September 30, 1999, the Bank's investment portfolio had a market value of approximately $188.2 million. The investment securities portfolio consisted primarily of U.S. Government agency securities and mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

Securities Analysis

         The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.

                                                                           September 30,
                                 ------------------------------------------------------------------------------------------
                                            1997                               1998                         1999
                                 --------------------------        --------------------------      ------------------------
                                 Amortized       Percent of         Amortized      Percent of                    Percent of
                                   Cost(1)       Portfolio            Cost(1)      Portfolio       Amortized     Portfolio
                                   -------       ---------            -------      ---------       ---------     ---------
                                                                      (Dollars in thousands)
U.S. Government agency
securities:
  FHLMC.......................     $  995            3.82%           $    --              --        $   --            --%
  FHLB........................     17,738           67.89%             8,840           90.64%        4,723         75.99%
  FFCB........................      7,391           28.29%               912            9.36            --            --
  FAMA........................         --           --                    --              --          1,492        24.01%

   Total......................    $26,124          100.00%           $ 9,752          100.00%       $6,215        100.00%
                                  =======          =======           =======          =======       ======        =======

(1) The market value of the Bank's investment securities portfolio amounted to $26.2 million, $9.8 million and $6.1 million at September 30, 1997, 1998 and 1999, respectively.

         The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 1999.

                                      Less Than               One to                Five to
                                       One Year             Five Years             Ten Years
                                 ----------------        -----------------     ------------------
                                 Amount     Yield        Amount      Yield      Amount     Yield
                                 ------     -----        ------      -----      ------     -----
                                                     (Dollars in thousands)
U.S. Government and agency
Securities:
  FHLB .....................       --        --           2,770       6.86%     1,953       6.86
  FAMA .....................       --        --              --         --      1,492       5.93%

     Total .................      $--        --%         $2,770       6.86%    $3,445       6.46%
                                  ===        ===         ======       ====     ======       =====

         The following table sets forth Coastal Federal's mortgage-backed securities portfolio at amortized cost at the dates indicated.

                                                                      September 30,
                               -----------------------------------------------------------------------------------------
                                            1997                          1998                           1999
                               ----------------------------      -----------------------     ---------------------------
                               Amortized         Percent of      Amortized    Percent of     Amortized        Percent of
                               Cost(1)           Portfolio       Cost(1)      Portfolio      Cost(1)          Portfolio
                               -------           ---------       -------      ---------      -------          ---------
                                                                   (Dollars in thousands)
Mortgage-Backed Securities:
  FHLMC ...................    $ 14,048            62.79%       $ 24,901         14.69%       $ 35,175         18.98%
  FNMA ....................       1,861             8.31          95,024         56.05         103,117         55.64
  GNMA ....................       6,471            28.90          49,586         29.26          23,349         12.60
  CMO .....................          --               --              --         --             23,680         12.78
                               --------           ------        --------        ------        --------        ------

   Total ..................    $ 22,380           100.00%        $169,511       100.00%       $185,321        100.00%
                               ========           ======         ========       ======        ========        ======

---------

(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $23.0 million, $170.2 million and $182.1 million at September 30, 1997, 1998 and 1999, respectively.

         The following table sets forth the maturities and weighted average yields of the securities at September 30, 1999.

                                         Less Than          One to          Five to              Ten Years
                                         One Year          Five Years       Ten Years         and Thereafter
                                    ----------------    -------------    --------------   -----------------------
                                    Amount     Yield    Amount  Yield    Amount   Yield     Amount         Yield
                                                                  (Dollars in thousands)
Mortgage-Backed Securities:
  FHLMC ...................           $--         --%    $ --      --%      --    --%    $    35,175        7.30%
  FNMA ....................            --         --               --       --    --         103,117        7.12
  GNMA ....................                                --      --       --    --          23,349        7.48
  CMO .....................                                --      --       --    --          23,680        6.62
                                       ----      ---      ----    ----     ---    --     -----------        ----
Total .....................            $--        --%     $ --      --%    $--    --%    $   185,321        7.14%
                                       ====      ===      ====    ====      ===   ===    ===========        ====

Service Corporation Activities

         Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers," which was incorporated in 1970 under the laws of South Carolina.

                     +------------------------+
                     |                        |
                     |     COASTAL FEDERAL    |

                     |                        |     +-------------------+
                     +------------------------+     |  COASTAL FEDERAL  |
                                 |      |           |      HOLDING      |
                                 |      |-----------|   CORPORATION     |
                                 |                  +-------------------+
                                 |                  +-------------------+
                                 |                  |   COASTAL REAL    |
                                 |                  | ESTATE INVESTMENT |
                     +------------------------+     |   CORPORATION     |
                     |                        |     +-------------------+
                     |     COASTAL MORTGAGE   |
                              BANKERS*        |
                     |                        |
                     +------------------------+


+------------------+  +-----------------+  +---------------+
|   North Beach    |  |  Shady Forest   |  |  Sherwood     |
| Investments, Inc.|  |  Development    |  |  Development  |
|                  |  |  Corporation    |  |  Corporation  |
|                  |  |                 |  |               |
+------------------+  +-----------------+  +---------------+


 +----------------+   +-------------------+
 | Ridge          |   |  501 Development  |
 | Development    |   |  Corporation      |
 | Corporation    |   |                   |
 |                |   |                   |
 +----------------+   +-------------------+
--------------
*        Inactive
(1)      First  tier  operating  subsidiary  of  Coastal  Federal  Savings  Bank
         consolidated   with  Coastal   Federal   Savings  Bank  for  regulatory
         reporting. On December 10, 1998 Coastal Federal exchanged its stock of Coastal Real Estate Investment Corporation for 100% of the outstanding stock of Coastal Federal Holding Corporation.

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

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                           At September 30,
                                   -------------------------------------------------------------------------------------------------
                                              1997                              1998                              1999
                                   ----------------------------      ----------------------------     ------------------------------
                                            Percent                            Percent                           Percent
                                               of      Increase                  of     Increase                   of      Increase
                                   Amount     Total   (Decrease)     Amount     Total  (Decrease)     Amount      Total   (Decrease)
                                   ------     -----   ----------     ------     -----  ----------     ------      -----   ----------
                                                                      (Dollars in thousands)
Transaction accounts:
  NOW checking ..................$  38,773    11.17% $   3,119     $  42,434    10.99% $   3,661     $  50,774    12.70%  $   8,340
  Commercial checking ...........   23,765     6.85      3,839        27,285     7.06      3,520        37,256     9.32       9,971
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
Total transaction accounts ......   62,538    18.02      6,958        69,719    18.05      7,181        88,030    22.03      18,311
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
Money market demand accounts ....  104,476    30.10     19,479       124,207    32.15     19,731       138,188    34.58      13,981
Savings accounts ................   39,445    11.36     (3,395)       37,242     9.64     (2,203)       39,212     9.81       1,970

Fixed-rate certificates
(original maturity):
 3 months .......................    1,826      .53       (296)        2,045      .53        219         4,440     1.11       2,395
 6 months .......................   22,185     6.39     (1,294)       25,563     6.62      3,378        23,367     5.85      (2,196)
 9 months .......................    7,342     2.12     (1,951)        5,396     1.40     (1,946)        5,220     1.31        (176)
 12 months ......................   43,901    12.64     (3,158)       46,121    11.94      2,220        37,955     9.50      (8,166)
 18 months ......................   32,250     9.29     11,269        35,140     9.10      2,890        16,016     4.01     (19,124)
 24 months ......................    7,390     2.13      3,341        17,348     4.49      9,958        19,104     4.78       1,756
 30 months ......................    4,809     1.39      2,620         6,558     1.70      1,749        13,677     3.42       7,119
 36 months ......................    9,215     2.65        271         4,740     1.23     (4,475)        4,622     1.16        (118)
 48 months ......................    5,664     1.63        936         6,852     1.77      1,188         4,870     1.22      (1,982)
 96 months ......................       27      .01          1            29      .01          2            31      .01           2
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
                                   134,609    38.78     11,739       149,792    38.77     15,183       129,302    32.35     (20,490)
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
Variable rate certificates:
 (original maturity)
 18 months ......................    3,678     1.06       (915)        3,137      .81       (541)        2,716      .68        (421)
 30 months ......................    2,370      .68       (180)        2,224      .58       (146)        2,227      .56           3
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
Total variable ..................    6,048     1.74     (1,095)        5,361     1.39       (687)        4,943     1.24        (418)
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
Total certificates ..............  140,657    40.52     11,644       155,153    40.16     14,496       134,243    33.59     (20,910)
                                 ---------    -----  ---------     ---------    -----  ---------     ---------    -----   ---------
Total deposits ..................$ 347,116   100.00% $  33,686     $ 386,321   100.00% $  39,205     $ 399,673   100.00%    $13,352
                                 =========   ======  =========     =========   ======  =========     =========   ======     =======

Time Deposits by Maturity and Rate

    The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                                                 Amount Due
                           -----------------------------------------------------------------------------------
                           Less Than       1-2           2-3               3-4           After
Rate                       One Year        Years         Years             Years        4 Years         Total
----                       --------        -----         -----             -----        -------        ------
                                                             (In thousands)
 0.00 - 5.99%...........      $107,873     $19,785        $4,870          $  1,123           --      $133,651
 6.00 - 8.00%...........           217          --            --                --           --           217
 8.01 - 10.00%..........            45          --           330                --           --           375
                              --------     -------        ------            ------        -----      --------

   Total................      $108,135     $19,785        $5,200            $1,123           --      $134,243
                              ========     =======        ======            ======        =====       =======

    The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 1999. Included in certificate accounts were $5.3 million at September 30, 1999, originated by brokers for a fee.

                                         Amount Due
Within             Over 3                 Over 6                Over 12
3 months       through 6 months         through 12 months        Months         Total
--------       ----------------         -----------------        ------         -----
                                        (In thousands)
$4,692            $21,514                   $8,935                $6,772       $41,913
======            =======                   ======                ======       =======

         In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal.

         Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 1999, Coastal Federal had advances totaling $164.0 million from the FHLB of Atlanta due on various dates through 2008 with a weighted average interest rate of 5.33%.

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

         In addition to the borrowings described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 1999, the Bank had $92.1 million in broker repurchase agreements. The Bank has also offered repurchase agreements to its customers which are borrowings that are collateralized by underlying government securities. At September 30, 1999, the Bank had $4.8 million outstanding in customer repurchase agreements.

         The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                     At September 30,
                                               -------------------------------
                                               1997        1998          1999
                                               ----        ----          ----
                                                   (Dollars in thousands)
Outstanding balance:
  Securities sold under agreements
    to repurchase:
    Customer ............................    $  2,666     $  4,214     $  4,848
    Broker ..............................        --         55,000        2,100
  Short-term FHLB advances (1) ..........      68,620      120,235      118,000

Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ............................        3.16%        3.43%        3.37%
    Broker ..............................        --           5.69         5.53
  Short-term FHLB advances (1) ..........        5.60         5.10         5.14

Maximum amount of borrowings outstanding
  at any month end:
  Securities sold under agreements
    to repurchase:
    Customer ............................    $  3,257     $  4,214     $  4,848
    Broker ..............................      37,516       86,250       92,100
  Short-term FHLB advances (1) ..........      75,020      120,235      147,135
Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements
    to repurchase:
    Customer ............................    $  2,100     $  2,989     $  3,199
    Broker ..............................      17,200       56,262       67,100
  Short-term FHLB advances (1) ..........      74,023       92,369      118,276


Weighted average rate paid on:
  Securities sold under agreements
    to repurchase:
    Customer ............................        3.36%        3.61%        3.09%
    Broker ..............................        5.60         5.58         5.30
  Short-term FHLB advances (1) ..........        5.60         5.10         5.14

------
(1) Short-term FHLB advances include various advances which are subject to call by FHLB.

Competition

         As of September 30, 1999, Coastal Federal held a 13.4% share of the deposits in Horry County S.C. according to Sheshunoff Information Services, Inc. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 70 offices of other financial institutions in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

         As of September 30, 1999, the Company had 220 full-time Associates and 20 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, the Corporation is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is regulated, examined and supervised extensively by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining certain approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and the FDIC examine the Bank periodically to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework for the Bank's activities and is intended primarily to protect the insurance fund and the Bank's depositors.

         The regulatory structure also gives regulatory authorities extensive discretion in their supervisory and enforcement activities and examination policies, including policies regarding asset classification and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Corporation, the Bank and their operations. The description of statutory provisions and regulations that apply to the Corporation and the Bank discussed below and elsewhere in this prospectus is not a complete description of them and their effects on the Bank and the Corporation.

Holding Company Regulation

         The Corporation is a nondiversified unitary savings and loan holding company under federal law. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage,  provided  that its  subsidiary  savings  association  continued to be a qualified thrift lender. See "--Federal Savings Institution Regulation --Qualified Thrift Lender Test." Recent legislation, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company, as described below. The Corporation qualifies for the grandfather.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company and from acquiring or retaining control of a depository institution that is not insured by the FDIC, unless it first receives the approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the holding company and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The OTS may not approve any acquisition that results in a multiple savings and loan holding company controlling savings institutions in more than one state. However, there are two exceptions to this general rule. First, the approval of interstate supervisory acquisitions by savings and loan holding companies. Second, the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit the acquisition. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies do not have specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations place these restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Corporation. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS, which has authority to order the stoppage of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association are limited to a specified percentage of the institution's capital or assets.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institution rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard requires an institution to maintain Tier 1 or core capital to risk-weighted assets of at least 4% and total capital to risk-weighted assets of at least 8%. Total capital is defined as core capital and supplementary capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core or Tier 1 capital is defined as common stockholders' equity and retained earnings, certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Presently, the OTS has deferred implementation of the interest rate risk component. At September 30, 1999, the Bank met each of its capital requirements. See Note 12 to Notes to Consolidated Financial Statements for further information.

         Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 or core capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4%, or 3% or less for institutions with the highest examination rating, is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Although there is a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized" if the institution is critically undercapitalized on average during the calendar quarter 270 days after becoming critically undercapitalized. The regulation also provides that an institution must file a capital restoration plan with the OTS within 45 days of the date that the OTS notifies it that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions immediately apply to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including issuing a capital directive and replacing senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the Savings Association Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

         The FDIC may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

         Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Corporation, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Corporation.

         Loans to One Borrower. Federal law provides that savings institutions must generally follow the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 1999, the Bank's limit on loans to one borrower was $7.4 million. The Bank may apply to have this amount increased to $14.8 million for borrowers who have loans secured by residential lending. At September 30, 1999, the Bank had applied for this limit increase for three borrowers with a maximum aggregate exposure to the three borrowers of $24.6 million. At September 30, 1999, the Bank's largest aggregate amount of loans to one borrower was $11.8 million, all of which was performing according to their terms. The Bank had received permission to increase the loan to one borrower limit on this borrower.

         Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months out of each 12 month period. "Portfolio assets" equals total assets less specified liquid assets up to 20% of total assets, intangibles, including goodwill, and the value of property used to conduct business. "Qualified thrift investments" are primarily residential mortgages and related investments, including certain mortgage-backed securities.

         A savings institution that fails the qualified thrift lender test faces certain operating restrictions and may be required to convert to a commercial bank charter. As of September 30, 1999, the Bank complied with the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it needs more than normal supervision. A Tier I institution could, after first giving notice to but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.

         Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank met these requirements at September 30, 1999.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank's assessments for the fiscal year ended September 30, 1999 totaled $126,000.

         Branching.   OTS  regulations   permit  federally   chartered   savings
associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

         Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" is limited by federal law. Generally, an affiliate is any company that controls or is under common control with an institution, including the Corporation. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities within the control of these persons, is also governed by federal law. These persons are often referred to as "insiders" of a company. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement.  The  OTS  has  primary  enforcement  responsibility  over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of a receivership or conservatorship, or to termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially serious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 1999, of $8.2 million. Federal Home Loan Bank of Atlanta advances must be secured by specified types of collateral.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less, subject to adjustment by the Federal Reserve Board the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Community Reinvestment Act

         Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating, received from the OTS was
"satisfactory."


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

         Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to page 25 note 10 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999.

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

         Audits. There have not been any audits of the Corporation's federal or state income tax returns during the past five years.

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

Item 2.  Properties
-------------------

         The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 1999.

                                                  Total Investment
                                                  Including Land,             Net Book            Approximate
                                     Year         Building, Furni-           Value as of          Square         Owned/
Location                            Opened        ture and Fixtures            9/30/99            Footage        Leased
--------                            ------        -----------------            -------            -------        ------
                                                              (Dollars in thousands)
Main Office
2619 Oak St.                        1980                  $9,534                 $3,527           25,000         Owned
Myrtle Beach, SC (1)

Dunes Office
7500 North Kings Hwy                1971                     647                    270            2,000         Owned
Myrtle Beach, SC

Ocean Drive Office
521 Main Street                     1973                     960                    532            4,100         Owned
North Myrtle Beach, SC

Surfside Office
112 Highway 17 South                1975                   1,435                  1,007            3,300         Owned
 & Glenns Bay Road
Surfside Beach, SC

Conway Office
310 Highway 378                     1976                     799                    243            2,882         Owned
Conway, SC

Socastee Office
1 Cimerron Drive                    1981                     892                    376            2,275         Owned
Myrtle Beach, SC

Murrells Inlet Office
Highway 17 South                    1986                     954                    569            3,450         Owned
Murrells Inlet, SC

Waccamaw Medical Pk Office
7000 Waccamaw Medical Pk Rd         1986                     566                    289            1,450         Owned
Conway, SC

Florence Office
1385 Alice Drive                    1996                     366                    230            2,500         Leased
Florence, SC

Coastal Mortgage Bankers and
 Realty Co., Inc.
2619 Oak Street                     1970                       2                      0             N/A           N/A
Myrtle Beach, SC

                                                  Total Investment
                                                  Including Land,             Net Book            Approximate
                                     Year         Building, Furni-           Value as of          Square         Owned/
Location                            Opened        ture and Fixtures            9/30/99            Footage        Leased
--------                            ------        -----------------            -------            -------        ------
                                                              (Dollars in thousands)
Coastal Investor Services, Inc.
2619 Oak Street                     1987                     129                     25             N/A           N/A
Myrtle Beach, SC

Coastal Federal Mortgage, Inc.
2619 Oak Street                     1995                     173                     73            1,038         Leased
Myrtle Beach, SC 29577

South Brunswick Office
1625 Seaside Road S.W.             1998                    1,010                    933            3,000         Owned
Sunset Beach, NC

Mall Plaza                         1997                    1,156                  1,102           17,500         Owned
504 27th Avenue North
Myrtle Beach, SC

Conway Rental Property             1999                      540                    539           10,000         Owned
1515 4th Avenue
Conway, SC 29526

Little River Office                1999                    1,074                  1,074           2,300          Owned
1602 Highway 17
Little River, SC 29566

Carolina Forest Office  (under construction)                 416                    416           3,500          Owned
3894 Renee Drive
Myrtle Beach, SC 29579

Wilmington Loan Office             1999                        6                      6           1,400          Leased
5710 Oleander Drive, Suite 209
Wilmington, NC 28403

------------
(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

         The net book value of the Company's investment in office, properties and equipment totaled $11.2 million at September 30, 1999. See Note 5 of Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Year 2000 Compliance

The Company is a user of computers, computer software and equipment utilizing embedded microprocessors that will be effected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Company's Year 2000 Committee consists of Senior management members of the Company. The Committee makes a monthly progress report to the Board of Directors. The Committee has developed and is implementing a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The plan is comprised of the following phases:

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

4. Validation - Testing all systems and third-party vendors for year 2000 compliance. The Company has currently completed this phase of its plan. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant. The Company tested the third-party systems by reviewing the results of transactions of different test dates before and after the year 2000 date change covering all of the applications used by the Company. Testing was completed as of November 16, 1998. The results of the test were all positive. Other parties whose year 2000 compliance may effect the Company include the FHLB of Atlanta, brokerage firms, the operator of the Company's ATM network and the Company's 401K administrator.
         These third-parties have indicated their compliance or intended compliance. Where it is possible to do so, the Company has tested with these third-parties. All the test results were positive. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

5. Implementation - Replacement or repair of non-compliant technology has been completed.

The Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be $200,000, of which $172,000 has been incurred as of September 30, 1999. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software or other equipment is capitalized and amortized over their estimated useful lives. The Company does not separately track the internal costs and time that its own employees spend on year 2000 issues, which are principally payroll costs.

Because the Company depends substantially on its computer systems and those of third-parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company; (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Bank, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of loans primarily secured by real estate, management believes that year 2000 issues will not impair the ability of the Company's borrowers to repay their debt.

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

Item 3.  Legal Proceedings
--------------------------

       The Company is not a defendant in any lawsuits. The Bank is a defendant in one significant lawsuit. The action commenced on December 1, 1997, and the Plaintiffs are seeking approximately $1.5 million in actual damages as well as punitive damages. The cause of action is breach of fiduciary duties, negligence, fraud, civil conspiracy and breach of contract arising out of a lending relationship. At this date, the Bank does not know if or when the action will go to trial. The Bank will vigorously defend this suit. Based upon discussions with its counsel, the Bank does not expect the results of this action to be material to its financial results.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
--------------------------------------------------------------
         Stockholder Matters
         -------------------

         The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 ("Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The  information   contained  in  the  section   captioned   "Financial
Highlights" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures about
--------------------------------------------------------
          Market Risk
          -----------

         The information contained in the section captioned "Interest Rate Risk Disclosure" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         The registrant has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosures.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Bank's definitive proxy statement for the Bank's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

         Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank.

Executive Officers of the Registrant
------------------------------------


Name, Age and Position                  Business Experience
---------------------                   -------------------

Michael C. Gerald, 50,                  Mr. Gerald has been associated with
President, Chief Executive              Coastal Federal since 1974 and serves as
Officer and a Director                  Director, President and Chief Executive
                                        Officer of the Corporation and Bank. Mr.
                                        Gerald also serves as Director and
                                        President of Coastal Mortgage Bankers &
                                        Realty Company, Inc., and as Director
                                        and President of Coastal Real Estate
                                        Investment Corporation. He currently
                                        serves on the Board of Visitors of
                                        Coastal Carolina University's Wall
                                        School of Business, the Board of
                                        Directors of the Waccamaw Community
                                        Foundation, the Board of Directors of
                                        the Coastal Education Foundation, the
                                        Board of Directors of the North Carolina
                                        Bankers Association and the Board of
                                        Directors of the Financial Institutions
                                        Retirement Fund.

Jimmy R. Graham, 51,                    Mr. Graham serves as Executive Vice
Executive Vice President and            President and Information Systems Group
Information Systems Group               Leader of Coastal Federal. Mr. Graham
Leader                                  serves as Executive Vice President of
                                        Coastal Financial Corporation. He has
                                        been associated with the Bank since
                                        1977.

Jerry L. Rexroad, CPA, 39,              Mr. Rexroad joined the Company in April
Executive Vice President and            1995 and is Executive Vice President and
Chief Financial Officer                 Chief Financial Officer of Coastal
                                        Federal and Coastal Financial
                                        Corporation. Mr. Rexroad also serves as
                                        the Chief Financial Officer and a
                                        Director for Coastal Mortgage Bankers &
                                        Realty Company, Inc., Coastal
                                        Investments Corporation, and Coastal
                                        Federal Mortgage, Coastal Real Estate
                                        Investment Corporation and President of
                                        Coastal Federal Holdings Corporation.
                                        He currently serves on the Junior
                                        Achievement Board of Directors of Horry
                                        County. He is a Past Chairman of the
                                        Board of Directors for Junior
                                        Achievement of Horry County as well as
                                        Past Chairman of the Board of Directors
                                        for Junior Achievement of Greenville.
                                        Mr. Rexroad is the President of the
                                        Financial Manager's Society of South
                                        Carolina.

Name, Age and Position                  Business Experience
---------------------                   -------------------

                                        He is a certified public accountant, and is a member of the AICPA and SCACPA. Prior to joining the Company, Mr. Rexroad was a partner with KPMG LLP where he was partner in charge of the Financial Institutions practice in South Carolina.

Phillip G. Stalvey, 43,                 Mr. Stalvey is Executive Vice President
Executive Vice President                and Sales Group Leader for the Bank. He
and Sales Group Leader.                 also serves as an Executive Vice
                                        President of the Corporation and is a
                                        director of Coastal Federal Mortgage and Coastal Investor Services, Inc. He has been associated with Coastal Federal for the past 18 years. In addition, Mr.
                                        Stalvey is a member of the Florence
                                        Stake Presidency with his Church, a
                                        committee member of a local Scout Troop
                                        and a Board of Director for the Myrtle
                                        Beach Airforce Base Redevelopment
                                        Authority.

Steven J. Sherry, 48                    Mr. Sherry is Executive Vice President
Executive Vice President and            and Director of Marketing for the Bank.
Director of Marketing.                  He also serves as Executive Vice
                                        President/Chief Marketing Officer for
                                        Coastal Financial Corporation. He has
                                        been associated with Coastal Federal, in a consultative fashion for over five years, and formally with the organization for 18 months. Mr. Sherry is a member of the Bank Marketing
                                        Association, and holds various
                                        achievement awards for marketing and
                                        advertising.

Susan J. Cooke, 49,                     Ms. Cooke is Vice President and
Vice President and                      Corporate Secretary for Coastal Federal
Corporate Secretary                     and for Coastal Financial Corporation,
                                        Corporate Secretary for Coastal Mortgage
                                        Bankers & Realty Company, Inc., and
                                        Coastal Investor Services, Inc. Ms.
                                        Cooke has been employed with Coastal
                                        Federal for twelve years. She is a
                                        member of the American Society of
                                        Corporate Secretaries, Inc. and the
                                        National Association for Female
                                        Executives.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
          Management
          ----------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
-----------------------------------------------------------------
          Form 8-K
          --------

         1.       Independent Auditors' Report*

         2.       All Financial Statements*

                  (a) Consolidated Statements of Financial Condition as of September 30, 1998 and 1999.

                  (b) Consolidated Statements of Operations for the Years Ended September 30, 1997, 1998 and 1999.

                  (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 1997, 1998 and 1999.

                  (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1998 and 1999.

                  (e)       Notes to Consolidated Financial Statements.

         3. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         4.       Exhibits

                   3 (a)      Certificate of Incorporation of Coastal
                              Financial Corporation**
                   3 (b)      Bylaws of Coastal Financial Corporation**
                  10 (a)      Employment Agreement with Michael C. Gerald***
                     (b)      Employment Agreement with Jerry L. Rexroad***
                     (c)      Employment Agreement with Phillip G. Stalvey*****
                     (d)      Employment Agreement with Allen W. Griffin***
                     (e)      Employment Agreement with Jimmy R. Graham***
                     (f)      Employment Agreement with Richard L. Granger***
                     (g)      Employment Agreement with Robert S. O'Harra***
                     (h)      Employment Agreement with Steven J. Sherry******
                     (i)      1990 Stock Option Plan***
                     (j)      Directors Performance Plan****
                  13          Annual Report to Stockholders for the Fiscal
                              Year Ended September 30, 1999*
                  21          Subsidiaries of the Registrant
                  23          Consent of Independent Auditors
                  27          Financial Data Schedule

        5. No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

-----------------

* Incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999, attached as an exhibit hereto.

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

***** Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

****** Incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on December 29, 1998.

                                   SIGNATURES

+ Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COASTAL FINANCIAL CORPORATION

Date:  December 29, 1999          By      /s/ Michael C. Gerald
                                          ---------------------
                                          Michael C. Gerald
                                          President/Chief Executive Officer
                                          (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/James T. Clemmons            By:   /s/ Michael C. Gerald
    --------------------                  ---------------------
    James T. Clemmons                     Michael C. Gerald
    Chairman of the Board                 President/Chief Executive Officer
                                          and a Director
                                          (Principal Executive Officer)

Date: December 29, 1999           Date:   December 29, 1999

By:  /s/Jerry L. Rexroad            By:   /s/Wilson B. Springs
    --------------------                  --------------------
    Jerry L. Rexroad                      Wilson B. Springs
    Executive Vice President              Director
    and Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Date: December 29, 1999            Date:  December 29, 1999

By:  /s/James C. Benton              By:  /s/James P. Creel
     ------------------                   -----------------
     James C. Benton                      James P. Creel
     Director                             Director

Date: December 29, 1999           Date:   December 29, 1999

By:  /s/Harold D. Clardy             By:  /s/James H. Dusenbury
    --------------------                  ---------------------
    Harold D. Clardy                      James H. Dusenbury
    Director                              Director

Date: December 29, 1999           Date:   December 29, 1999

By: /s/G. David Bishop
    ------------------
    G. David Bishop
    Director

Date: December 29, 1999