Form 10-Q
period 1999-12-31
COASTAL FINANCIAL CORP /DE
filed 2000-02-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended December 31, 1999

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

                           YES    [   ]        NO    [ X ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999.

Common Stock $.01 Par Value Per Share                         6,712,008 Shares
--------------------------------------------------------------------------------
               (Class)                                          (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 1999

TABLE OF CONTENTS
-----------------

PART I-      Consolidated Financial Information

Item
     1. Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition as of September 30, 1999 and December 31, 1999

             Consolidated Statements of Operations for the three months ended December 31, 1998 and 1999

             Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1999

             Consolidated Statements of Stockholders' Equity and Comprehensive Income as of December 31, 1998 and
             December 31, 1999

             Notes to Consolidated Financial Statements

     2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

     3. Quantitative and Qualitative Disclosures about
             Market Risk


Part II - Other Information

Item
     1. Legal Proceedings

     2. Changes in Securities and Use of Proceeds

     3. Defaults Upon Senior Securities

     4. Submission of Matters to a Vote of Securities Holders

     5. Other information

     6. Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     September 30,   December 31,
                                                         1999           1999
                                                       ---------      ---------
                                                             (Unaudited)
                                                            (In thousands)
ASSETS:
Cash & amounts due from banks                          $  21,988      $  22,092
Short-term interest-bearing deposits                       2,245         11,447
Investment securities available for sale                   6,063          8,987
Mortgage-backed securities available for sale            182,115        180,191
Loans receivable (net of allowance for
   loan losses of $6,430 at September 30,
   1999 and $6,616 at December 31, 1999)                 455,351        476,202
Loans receivable held for sale                            16,636         19,171
Real estate acquired through foreclosure                      96           --
Office property and equipment, net                        11,236         11,647
Federal Home Loan Bank stock, at cost                      8,201          7,639
Accrued interest receivable on loans                       2,861          2,709
Accrued interest receivable on investments                 1,333          1,434
Other assets and deferred charges                          4,888          2,600
                                                       ---------      ---------
                                                       $ 713,013      $ 744,119
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                               $ 399,673      $ 418,258
Securities sold under agreements to
   repurchase                                             96,948        121,143
Advances from Federal Home Loan Bank                     164,024        152,774
Other borrowings                                           1,569          1,569
Drafts outstanding                                         1,383          1,837
Advances by borrowers for property taxes
  and insurance                                            1,346            412
Accrued interest payable                                   1,156          2,655
Other liabilities                                          5,677          4,593
                                                       ---------      ---------
  Total liabilities                                      671,776        703,241
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                  --             --
Common stock, $.01 par value, 15,000,000
   shares authorized; 6,751,389 shares at
   September 30, 1999 and 6,712,008 shares
   at December 31, 1999 issued and outstanding                67             67
Additional paid-in capital                                 9,320         14,114
Retained earnings                                         34,288         31,289
Treasury stock, at cost (23,100 and 62,950
   shares, respectively)                                    (356)          (866)
Accumulated other comprehensive
  loss, net of tax                                        (2,082)        (3,726)
                                                       ---------      ---------
  Total stockholders' equity                              41,237         40,878
                                                       ---------      ---------
                                                       $ 713,013      $ 744,119
                                                       =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

                                                         1998             1999
                                                     -----------      -----------
                                                              (Unaudited)
                                                        (Dollars in thousands,
                                                        except per share data)
Interest income:
    Loans receivable                                 $     9,339      $    10,273
    Investment securities                                    168              525
     Mortgage-backed securities                            2,322            2,584
     Other                                                   102              261
                                                     -----------      -----------
     Total interest income                                11,931           13,643
                                                     -----------      -----------

Interest expense:
   Deposits                                                3,854            3,758
   Securities sold under agreements to
     repurchase                                              755            1,569
   Advances from Federal Home Loan Bank                    2,219            2,292
                                                     -----------      -----------
     Total interest expense                                6,828            7,619
                                                     -----------      -----------
   Net interest income                                     5,103            6,024
Provision for loan losses                                    185              245
                                                     -----------      -----------
   Net interest income after provision
     for loan losses                                       4,918            5,779
                                                     -----------      -----------

Other income:
   Fees and service charges                                  470              567
   Income (loss) from real estate owned                      (17)             (20)
   Gain on sale of loans receivable, net                     361              191
   Gain on sale of securities available for sale             182               11
   Other income                                              486              714
                                                     -----------      -----------
                                                           1,482            1,463
                                                     -----------      -----------
General and administrative expenses:
   Salaries and employee benefits                          2,028            2,297
   Net occupancy, furniture and fixtures
     and data processing expense                             892              979
   FDIC insurance premium                                     53               58
   Other expenses                                            631              775
                                                     -----------      -----------
                                                           3,604            4,109
                                                     -----------      -----------
Earnings before income taxes                               2,796            3,133

Income taxes                                               1,006            1,128
                                                     -----------      -----------
Net income                                           $     1,790      $     2,005
                                                     ===========      ===========

Earnings per common share
  Basic                                              $       .27      $       .30
                                                     ===========      ===========
  Diluted                                            $       .26      $       .29
                                                     ===========      ===========

Weighted average common shares
  outstanding - basic                                  6,587,000        6,742,000
                                                     ===========      ===========

Weighted average common shares
  outstanding - diluted                                6,932,000        6,851,000
                                                     ===========      ===========

Dividends per share                                  $      .067      $       .07
                                                     ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

                                                           1998          1999
                                                         --------      --------
                                                               (Unaudited)
                                                             (In thousands)
Cash flows from operating activities:
  Net income                                             $  1,790      $  2,005
  Adjustments to reconcile net earnings
       to net cash provided by (used in)
      operating activities:
       Depreciation                                           279           335
       Provision for loan losses                              185           245
Origination of loans receivable
         held for sale                                    (23,612)       (8,826)
Proceeds from sales of loans receivable
         held for sale                                     18,650         6,291
(Increase) decrease in:
      Other assets and deferred charges                       131         2,288
      Accrued interest receivable                            (104)           51
Increase (decrease) in:
      Accrued interest payable                               (383)        1,499
     Other liabilities                                        623        (1,084)
                                                         --------      --------
        Net cash provided by (used in)
             operating activities                          (2,441)        2,804
                                                         --------      --------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale                                    (640)       (5,015)
  Proceeds from sales of investment
       securities available for sale                        2,000         2,000
 Proceeds from maturities of investment
      securities available for sale                         4,400          --
  Purchases of mortgage-backed securities
       available for sale                                 (47,609)      (27,300)
 Proceeds from sales of mortgage-backed
       securities available for sale                       17,533        20,031
  Origination of loans receivable, net                    (46,770)      (37,838)
  Purchase of loans receivable                               --          (4,027)
  Principal collected on loans receivable, net             29,673        20,769
  Principal collected on mortgage-backed
       securities, net                                     25,818         6,612
  Proceeds from sale of real estate
       acquired through foreclosure, net                     --              96
  Purchases of office properties and
      equipment                                            (1,099)         (746)
  Sales (purchases) of FHLB stock, net                     (1,385)          562
                                                         --------      --------
      Net cash used in
             investing activities                         (18,079)      (24,856)
                                                         --------      --------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999 (CONTINUED)

                                                           1998          1999
                                                         --------      --------
                                                               (Unaudited)
                                                             (In thousands)
Cash flows from financing activities:
  Increase in deposits, net                              $  4,717      $ 18,585
  Increase (decrease) in securities sold
   under agreement to repurchase, net                      (8,273)       24,195
  Proceeds from FHLB advances                              82,600        86,650
  Repayment of FHLB advances                              (54,484)      (97,900)
 Repayments from other
    borrowings, net                                        (2,934)         --
 Decrease in advance payments by borrowers
     for property taxes and insurance, net                   (859)         (934)
  Increase in drafts outstanding, net                         131           454
  Repurchase of treasury stock, at cost                      --            (569)
  Dividends to stockholders                                  (444)         (473)
  Other financing activities, net                             490         1,350
                                                         --------      --------
  Net cash provided by financing
    activities                                             20,944        31,358
                                                         --------      --------

Net increase in cash and cash equivalents                     424         9,306
                                                         --------      --------
Cash and cash equivalents at beginning
  of the period                                            15,666        24,233
                                                         --------      --------
Cash and cash equivalents at end
  of the period                                          $ 16,090      $ 33,539
                                                         ========      ========

Supplemental information:
  Interest paid                                          $  7,211      $  6,120
                                                         ========      ========

  Income taxes paid                                      $     12      $    276
                                                         ========      ========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure                        $   --        $   --
                                                         ========      ========

Securitization of mortgage loans into
     mortgage-backed securities                          $   --        $  6,205
                                                         ========      ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                      Accumulated
                                                                                     Other Compre-
                                              Additional                               hensive         Total
                                 Common        Paid-In       Treasury     Retained      Income      Stockholders'
                                  Stock        Capital         Stock      Earnings      (Loss)         Equity
                                 ---------    ------------   --------     --------  --------------- ------------
                                                      (Unaudited In thousands)
Balance at September
  30, 1998                       $    64         $ 8,982      $  - -      $28,369         $   436     $37,851
Net income                           - -             - -         - -        1,790             - -       1,790
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $41,000                    - -             - -         - -          - -             107         - -
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $69,000             - -             - -         - -          - -            (113)        - -
                                                                                          -------
Other comprehensive income           - -             - -         - -          - -              (6)         (6)
                                                                                          -------     -------
Comprehensive income                 - -             - -         - -          - -             - -       1,784
                                                                                                      -------
Exercise of stock
  options                            - -              48         - -          - -             - -          48
Cash dividends                       - -            - -          - -         (444)            - -        (444)

Balance at December
  31, 1998                       $    64         $ 9,030      $  - -      $29,715         $   430     $39,239
                                 =======         =======      ======      =======         =======     =======


Balance at September
  30, 1999                       $    64         $ 9,323      $ (356)     $34,288         $(2,082)    $41,237
Net income                           - -             - -         - -        2,005             - -       2,005
Other comprehensive
 income, net of tax:
Unrealized losses arising
 during period, net of
 taxes of $622,000                   - -             - -         - -          - -          (1,637)        - -
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $4                  - -             - -         - -          - -            (7)          - -
                                                                                          -------
Other comprehensive loss             - -             - -         - -          - -          (1,644)     (1,644)
                                                                                          -------     -------
Comprehensive income                 - -             - -         - -          - -             - -         361
Treasury stock repurchases           - -             - -        (569)         - -             - -        (569)
Exercise of stock
  options                            - -             300          59          (37)            - -         322
Cash dividends                       - -             - -         - -         (473)            - -        (473)
Common stock dividend                  3           4,491         - -       (4,494)            - -         - -
                                 -------         -------      ------      -------         -------     -------
Balance at December
  31, 1999                       $    67         $14,114      $ (866)     $31,289         $(3,726)    $40,878
                                 =======         =======      ======      =======         =======     =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1999, included in the Company's 1999 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                     September 30,  December 31,
                                                         1999           1999
                                                      ---------       ---------
                                                             (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units                    $ 248,433       $ 263,281
   Other, primarily commercial
    real estate                                         114,931         118,341
   Construction loans                                    46,766          48,382
Consumer and commercial loans:
   Installment consumer loans                            20,026          18,366
   Mobile home loans                                      1,166           1,130
   Deposit account loans                                  1,521           1,552
   Equity lines of credit                                21,081          21,969
   Commercial and other loans                            22,818          26,553
                                                      ---------       ---------
                                                        476,742         499,574
Less:
   Allowance for loan losses                              6,430           6,616
   Deferred loan fees (costs), net                         (354)           (437)
   Undisbursed portion of loans in process               15,315          17,193
                                                      ---------       ---------
                                                      $ 455,351       $ 476,202
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                         1998             1999
                                                        ------           ------
                                                        (Dollars in thousands)
Allowance at beginning of
 period ......................................          $5,668           $6,430
Allowance recorded on
 acquired loans ..............................            --                 50
Provision for loan losses ....................             185              245
                                                        ------           ------
Recoveries:
 Residential real estate .....................               4             --
 Commercial real estate ......................            --               --
 Consumer ....................................               5               21
                                                        ------           ------
   Total recoveries ..........................               9               21
                                                        ------           ------

Charge-offs:
 Residential real estate .....................            --                 10
 Commercial real estate ......................            --               --
 Consumer ....................................              67              120
                                                        ------           ------
   Total charge-offs .........................              67              130
                                                        ------           ------
   Net charge-offs ...........................              58              109
                                                        ------           ------
 Allowance at end of period ..................          $5,795           $6,616
                                                        ======           ======

Ratio of allowance to net
 loans outstanding at the
 end of the period ...........................            1.30%            1.34%
                                                        ======           ======

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized) ..............             .05%             .09%
                                                        ======           ======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                      At December 31, 1999
                                                    Percent of Loans in each
Balance at end of period applicable to:     Amount  category to total loans
                                            ------  -----------------------

Residential Real Estate..................... $1,871        71.00%
Commercial Real Estate......................  4,308        26.69
Consumer....................................    437         2.31
                                             ------       ------
                                             $6,616       100.00%
                                             ======       ======

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Non-accrual loans, which were over ninety days delinquent, totaled approximately $2.3 million at December 31, 1999. For the three months ended December 31, 1999, interest income, which would have been recorded, would have been approximately $44,000 had non-accruing loans been current in accordance with their original terms.

(3)  DEPOSITS

Deposits consist of the following:

                                    September 30, 1999        December 31, 1999
                                  ----------------------    --------------------
                                                Weighted                Weighted
                                                Average                  Average
                                   Amount        Rate        Amount        Rate
                                  --------       ----       --------       ----
                                                    (Unaudited)
                                                  (In thousands)
Transaction accounts              $226,218       2.85%      $215,020       2.88%
Passbook accounts                   39,212       2.65         34,390       2.44
Certificate accounts               134,243       4.94        168,848       5.00
                                  --------       ----       --------       ----
                                  $399,673       3.54%      $418,258       3.70%
                                  ========       ====       ========       ====

At September 30, 1999 and December 31, 1999, respectively, there were $5.3 million and $37.6 million of certificate accounts originated by brokers. These accounts generally mature within 90 days of origination.

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 1999        December 31, 1999
                                  ----------------------    --------------------
                                                Weighted                Weighted
                                                Average                  Average
                                   Amount        Rate        Amount        Rate
                                  --------       ----       --------       ----
                                                    (Unaudited)
                                                  (In thousands)
Maturing within:
1 year                            $ 15,461       5.85%      $ 30,661       5.92%
2 years                             38,946       5.56         34,245       6.12
3 years                              4,761       6.82          8,911       6.44
4 years                             37,357       5.28          2,457       6.39
5 years and thereafter              67,499       5.00         76,500       5.22
                                  --------       ----       --------       ----
                                  $164,024       5.33%      $152,774       5.65%
                                  ========       ====       ========       ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


At September 30, 1999, and December 31, 1999, the Bank had pledged first mortgage loans with unpaid balances of approximately $212.1 million and $246.0 million, respectively, as collateral for FHLB advances. At September 30, 1999 and December 31, 1999, included in the four and five years and thereafter maturities were $101.5 million and $76.5 million subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three month periods ended December 31, 1998 and 1999, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three month periods ended December 31, 1998 and 1999, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.

(6)  COMMON STOCK DIVIDENDS

On May 6, 1998, the Company declared a four-for-three stock split, aggregating approximately 1,562,000 shares. On November 10, 1999, the company declared a 5% stock dividend aggregating approximately 321,000 shares.

(7)  DISCLOSURES REGARDING SEGMENTS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS No. 131 established standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131 without any impact on their consolidated financial statements.

Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy (particularly in the markets served by the Company). The Company disclaims any obligation to update such forward looking statements.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury, Federal Agency Securities, mortgage-backed securities, and certain other investments. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is currently equal to 4% of such amount. At December 31, 1999, the Bank's regulatory liquidity level was approximately 12%.

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $70.4 million for the three months ended December 31, 1998, compared to $46.7 million for the three months ended December 31, 1999. A portion of these loan originations were financed through loan and mortgage-backed securities principal repayments, which amounted to $55.5 million and $27.4 million for the three month periods ended December 31, 1998 and 1999, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated in the current period. For the three month period ended December 31, 1998, the Company sold $18.7 million in mortgage loans compared to $6.3 million sold for the three month period ended December 31, 1999.

For the three month period ended December 31, 1998, the Company purchased $48.2 million in investment and mortgage-backed securities. For the three month period ended December 31, 1999, the Company purchased $32.3 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $6.6 million within the securities portfolio, sales of mortgage-backed securities of $20.0 million, short-term reverse repurchase agreements and FHLB advances.

The Bank experienced an increase of $18.6 million in deposits for the three month period ended December 31, 1999. For the three month period ended December 31, 1999, transaction accounts decreased $11.2 million and passbook accounts decreased $4.8 million. This was offset by an increase in certificate accounts of $34.6 million. The increase in certificate accounts is primarily due to a $32.3 million growth in brokered deposits.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES -- CONTINUED

At December 31, 1999, the Company had commitments to originate $4.1 million in mortgage loans, and $33.0 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At December 31, 1999, the Company had $146.3 million of certificates of deposits, which were due to mature within one year. Based upon previous experience, the Company believes that a major portion of these certificates will be renewed. Additionally, at December 31, 1999, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $48.8 million as well as federal funds available of $15.0 million.

As a result of $2.0 million in net earnings, less the cash dividends paid to stockholders of approximately $473,000, treasury stock repurchases of approximately $569,000 and the net change in unrealized loss on securities available for sale, net of income tax of $1.6 million, stockholders' equity decreased from $41.2 million at September 30, 1999 to $40.9 million at December 31, 1999.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $46.0 million at December 31, 1999, exceeding the core capital requirement by $16.1 million. At December 31, 1999, the Bank's risk-based capital of approximately $51.0 million exceeded its current risk-based capital requirement by $18.2 million. (For further information see Regulatory Capital Matters)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

GENERAL

Net income increased from $1.8 million for the three months ended December 31, 1998, to $2.0 million for three months ended December 31, 1999, or 12.0%. Net interest income increased $921,000 primarily as a result of an increase of $1.7 million in interest income offset by a $791,000 increase in interest expense. Provision for loan losses increased from $185,000 for three months ended December 31, 1998, to $245,000 for the three months ended December 31, 1999. General and administrative expense increased from $3.6 million for the quarter ended December 31, 1998, to $4.1 million for the quarter ended December 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

INTEREST INCOME

Interest income for the three months ended December 31, 1999, increased to $13.6 million as compared to $11.9 million for the three months ended December 31, 1998. The earning asset yield for the three months ended December 31, 1999, was 8.00% compared to a yield of 7.77% for the three months ended December 31, 1998. The average yield on loans receivable for the three months ended December 31, 1999,was 8.51% compared to 8.82% for the three months ended December 31, 1998. The yield on investments increased to 6.83% for the three months ended December 31, 1999, from 6.49% for the three months ended December 31, 1998. Total average interest-earning assets were $690.6 million for the quarter ended December 31, 1999 as compared to $622.3 million for the quarter ended December 31, 1998. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $59.8 million and cash in FHLB of approximately $11.0 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $7.6 million for the three months ended December 31, 1999, as compared to $6.8 million for December 31, 1998. Due to increased average transaction deposits balances, the average cost of deposits for the three months ended December 31, 1999, was 3.74% compared to 3.93% for the three months ended December 31, 1998. The cost of interest-bearing liabilities was 4.48% for the three months ended December 31, 1999, as compared to 4.45% for the three months ended December 31, 1998. The cost of FHLB advances and reverse repurchase agreements was 5.42% and 5.88%, respectively, for the three months ended December 31, 1999. For the three months ended December 31, 1998, the cost of FHLB advances and reverse repurchase agreements was 5.32% and 5.79%, respectively. Total average interest-bearing liabilities increased from $613.4 million at December 31, 1998 to $677.6 million at December 31, 1999. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $9.8 million, FHLB advances of $2.2 million and reverse repurchase agreements of $51.8 million.

NET INTEREST INCOME

Net interest income was $6.0 million for the three months ended December 31, 1999, as compared to $5.1 million for the three months ended December 31, 1998. The net interest margin was 3.52% for the three months ended December 31, 1999, compared to 3.32% for the three months ended December 31, 1998. At December 31, 1998, the prime rate of interest was 7.75% compared to 8.50% at December 31, 1999. Should interest rates continue to increase, the Bank's net interest margin will decline.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

PROVISION FOR LOAN LOSSES

Due to growth in loans receivable of $20.9 million, the provision for loan losses increased from $185,000 for the period ended December 31, 1998, to $245,000 for the three months ended December 31, 1999. For the three months ended December 31, 1999, net charge-offs were $109,000 compared to net charge-offs of $58,000 for the three months ended December 31, 1998. The allowance for loan losses as a percentage of total loans was 1.34% at December 31, 1999, compared to 1.36% at September 30, 1999 and 1.30% at December 31, 1998. Loans delinquent 90 days or more were .47% of total loans at December 31, 1999, compared to .30% at September 30, 1999. The allowance for loan losses was 283% of loans delinquent more than 90 days at December 31, 1999, as compared to 449% at September 30, 1999. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the three months ended December 31, 1999 and 1998, other income was $1.5 million. Fees and service charges were $567,000 for the three months ended December 31, 1999, compared to $470,000 for the three months ended December 31, 1998. During the quarter ended December 31, 1998, interest rates for thirty year conforming loans were generally ranging from 7.25% to 7.50% with no origination fee. These compare to rates ranging from 8.25% to 8.50% for the quarter ending December 31, 1999. Given the rise in interest rates mortgage loan refinancings were greatly reduced. In addition, adjustable rate, conforming loans increased. Generally ARM conforming loans have a smaller margin than fixed rate conforming loans when sold in the secondary market. As a result of these factors, gain on sale of loans was $191,000 for the quarter ended December 31, 1999, compared to $361,000 for the quarter ended December 31, 1998. Should interest rates continue to increase, gain on sale of loans may decline further. Gain on sale of securities was $11,000 for the three months ended December 31, 1999 compared to $182,000 for the three months ended December 31, 1998. Other income was $714,000 for the quarter ended December 31, 1999 compared to $486,000 for the quarter ended December 31, 1998. This is primarily due to increased commissions from the sale of non-depository products and rental income.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $3.6 million for the three months ended December 31, 1998, to $4.1 million for the three months ended December 31, 1999. Salaries and employee benefits increased from $2.0 million for the three months ended December 31, 1998, to $2.3 million for the three months ended December 31, 1999 primarily due to staffing for two new Sales Centers and a loan production office in Wilmington, NC. Also as a result of the three office additions, net occupancy, furniture and fixtures and data processing expenses increased $87,000 when comparing the two periods. Other expenses were $775,000 for the quarter ended December 31, 1999, compared to $631,000 for the quarter ended December 31, 1998. This is primarily due to increased marketing expenses and professional fees.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999

INCOME TAXES

Income taxes increased slightly from $1.0 million for the three months ended December 31, 1998, to $1.1 million for the three months ended December 31, 1999, as a result of increased income before taxes.

REGULATORY CAPITAL MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                         Categorized as "Well
                                                                                                          Capitalized" Under
                                                                         For Capital                       Prompt Corrective
                                           Actual                      Adequacy Purposes                    Action Provision
                                           ------                      -----------------                    ----------------
                                   Amount        Ratio               Amount           Ratio               Amount           Ratio
                                   ------        -----               ------           -----               ------           -----
                                                                     (Dollars In Thousands)
As of December 31, 1999:
 Total Capital:                    $51,008         12.44%          $32,804             8.00%               $41,005          10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $46,040         11.23%             $N/A              N/A%               $24,603           6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $46,040          6.19%          $29,768             4.00%               $37,210           5.00%
   (To Total Assets)
 Tangible Capital:                 $46,040          6.19%          $11,163             1.50%                  $N/A            N/A%
   (To Total Assets)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted. Management does not expect that this standard will have a material effect on the Company.

YEAR 2000

Before January 1, 2000, the Bank had implemented and satisfactorily tested a comprehensive plan to address the effect of the Year 2000 date change on the Bank's mission critical computer systems. While there can be no assurances that the Bank's Year 2000 plan has effectively addressed the Year 2000 issue, the Bank has not been notified, and it is unaware of, any vendor or service provider problems related to Year 2000, and all of the Bank's systems have performed properly since January 1, 2000. Likewise, the Bank is unaware of any Year 2000 issues that have materially impaired the ability of its borrowers to repay their debts.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1999


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1999, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 1999.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings

     The Company is not a party to any legal proceedings at this time. The Bank was a defendant in one significant lawsuit. The action commenced on December 1, 1997, and the Plaintiffs were seeking approximately $1.5 million in actual damages as well as punitive damages. The causes of action are breach of fiduciary duties, negligence, fraud, civil conspiracy and breach of contract arising out of a lending relationship. The lawsuit was settled during the quarter ended December 31, 1999 with no material impact to the Bank's financial condition.

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

                     (f)   Employment Agreement with Steven J. Sherry*******

                     (g)   1990 Stock Option Plan***

                     (h)   Directors Performance Plan****

                     (i)   Loan Agreement with Bankers Bank******

                  27       Financial Data Schedule

     (b) The Company filed a Form 8-K on November 12, 1999 to report the signing of an agreement to sell its Florence, South Carolina branch office to First Federal Savings and Loan Association of Cheraw. A copy of the agreement is filed as an exhibit to the Form 8-K.

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

                                           COASTAL FINANCIAL CORPORATION

February 14, 2000                           /s/ Michael C. Gerald
-----------------                          ----------------------
Date                                       Michael C. Gerald
                                           President and Chief Executive Officer

February 14, 2000                           /s/ Jerry L. Rexroad
-----------------                          ---------------------
Date                                       Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer