Form 10-Q
period 2000-03-31
COASTAL FINANCIAL CORP /DE
filed 2000-05-15
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

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

                           YES    [ X ]        NO    [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

Common Stock $.01 Par Value Per Share                         7,379,556 Shares

--------------------------------------------------------------------------------
(Class)                                                        (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2000

TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

PART I-      Consolidated Financial Information

Item
     1.Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 1999 and March 31, 2000                  3

             Consolidated Statements of Operations for the three
             months ended March 31, 1999 and 2000                         4

             Consolidated Statements of Operations for the six months     5
             ended March 31, 1999 and 2000.

             Consolidated Statements of Cash Flows for the six           6-7
             months ended March 31, 1999 and 2000

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income as of March 31, 1999 and 2000       8

             Notes to Consolidated Financial Statements
                                                                         9-11
     2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations              12-20

     3.Quantitative and Qualitative Disclosures about                    21
       Market Risk


Part II - Other Information

Item
     1.Legal Proceedings                                                 22

     2.Changes in Securities and Use of Proceeds                         22

     3.Defaults Upon Senior Securities                                   22

     4.Submission of Matters to a Vote of Securities Holders             22

     5.Other information                                                 22

     6.Exhibits and Reports on Form 8-K                                23-24

Signatures                                                               25

PART I.  FINANCIAL INFORMATION

Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  September 30,    March 31,
                                                     1999            2000
                                                  ------------    ----------
                                                          (Unaudited)
                                                         (In thousands)
ASSETS:
Cash and amounts due from banks ...............    $  21,988     $  14,724
Short-term interest-bearing deposits ..........        2,245         2,225
Investment securities available for sale ......        6,063         8,112
Mortgage-backed securities available for sale .      182,115       184,052
Loans receivable (net of allowance for
   loan losses of $6,430 at September 30,
   1999 and $6,675 at March 31, 2000) .........      455,351       479,678
Loans receivable held for sale ................       16,636        19,310
Real estate acquired through foreclosure ......           96            89
Office property and equipment, net ............       11,236        11,525
Federal Home Loan Bank stock, at cost .........        8,201         9,509
Accrued interest receivable on loans ..........        2,861         2,866
Accrued interest receivable on investments ....        1,333         1,470
Other assets and deferred charges .............        4,888         3,323
                                                   ---------     ---------
                                                   $ 713,013     $ 736,883
                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits ......................................    $ 399,673     $ 398,965
Securities sold under agreements to
   repurchase .................................       96,948       104,799
Advances from Federal Home Loan Bank ..........      164,024       179,182
Other borrowings ..............................        1,569         2,069
Drafts outstanding ............................        1,383         1,677
Advances by borrowers for property taxes
  and insurance ...............................        1,346           716
Accrued interest payable ......................        1,156         1,786
Other liabilities .............................        5,677         4,674
                                                   ---------     ---------
  Total liabilities ...........................      671,776       693,868
                                                   ---------     ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued ....................         --            --
Common stock, $.01 par value, 15,000,000
   shares authorized; 7,426,528 shares at
   September 30, 1999 and 7,379,556 shares
   at March 31, 2000 issued and outstanding ...           67            74
Additional paid-in capital ....................        9,320        17,236
Retained earnings .............................       34,288        29,504
Treasury stock, at cost (23,100 and 68,535
   shares, respectively) ......................         (356)         (797)
Accumulated other comprehensive
  loss, net of tax ............................       (2,082)       (3,002)
                                                   ---------     ---------
  Total stockholders' equity ..................       41,237        43,015
                                                   ---------     ---------
                                                   $ 713,013     $ 736,883
                                                   =========     =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                              1999             2000
                                            -----------    -----------
                                                  (Unaudited)
                                            (Dollars in thousands,
                                             except per share data)
Interest income:
    Loans receivable ...................    $     9,800    $    10,742
    Investment securities ..............            398            602
     Mortgage-backed securities ........          2,177          2,644
     Other .............................             77            110
                                            -----------    -----------
     Total interest income .............         12,452         14,098
                                            -----------    -----------

Interest expense:
   Deposits ............................          3,631          3,695
   Securities sold under agreements to
     repurchase ........................            896          1,790
   Advances from Federal Home Loan Bank           2,165          2,481
                                            -----------    -----------
     Total interest expense ............          6,692          7,966
                                            -----------    -----------
   Net interest income .................          5,760          6,132
Provision for loan losses ..............            225            225
                                            -----------    -----------
   Net interest income after provision
     for loan losses ...................          5,535          5,907
                                            -----------    -----------

Other income:
   Fees and service charges ............            594            517
   Income (loss) from real estate owned               3            (15)
   Gain on sale of loans receivable, net            216            157
   Gain (loss) on sale of securities
     available for sale ................             43         (1,774)
   Gain on sale of deposits ............           --            1,746
   Other income ........................            659            838
                                            -----------    -----------
                                                  1,515          1,469
                                            -----------    -----------

General and administrative expenses:
   Salaries and employee benefits ......          2,131          2,400
   Net occupancy, furniture and fixtures
     and data processing expense .......            909            964
   FDIC insurance premium ..............             54             21
   Other expenses ......................            900            748
                                            -----------    -----------
                                                  3,994          4,133
                                             -----------    -----------
Earnings before income taxes ...........          3,056          3,243

Income taxes ...........................          1,117          1,153
                                            -----------    -----------
Net income .............................    $     1,939    $     2,090
                                            ===========     ===========

Earnings per common share
  Basic ................................    $       .26     $       .28
                                            ===========     ===========
  Diluted ..............................    $       .26     $       .28
                                            ===========     ===========

Weighted average common shares
  outstanding - basic ..................      7,367,000      7,384,000
                                            ===========     ===========

Weighted average common shares
  outstanding - diluted ................      7,557,000      7,471,000
                                            ===========     ===========

Dividends per share ....................    $      .061     $      .065
                                            ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

                                                      1999              2000
                                                   -----------      -----------
                                                           (Unaudited)
                                                     (Dollars in thousands,
                                                      except per share data)
Interest income:
    Loans receivable .........................     $    19,139      $    21,014
    Investment securities ....................             566            1,127
     Mortgage-backed securities ..............           4,499            5,228
     Other ...................................             180              372
                                                   -----------      -----------
     Total interest income ...................          24,384           27,741
                                                   -----------      -----------

Interest expense:
   Deposits ..................................           7,484            7,452
   Securities sold under agreements to
     repurchase ..............................           1,651            3,359
   Advances from Federal Home Loan Bank ......           4,386            4,773
                                                   -----------      -----------
     Total interest expense ..................          13,521           15,584
                                                   -----------      -----------
   Net interest income .......................          10,863           12,157
Provision for loan losses ....................             410              470
                                                   -----------      -----------
   Net interest income after provision
     for loan losses .........................          10,453           11,687
                                                   -----------      -----------

Other income:
   Fees and service charges ..................           1,064            1,084
   Loss from real estate owned ...............             (14)             (35)
   Gain on sale of loans receivable, net .....             577              348
   Gain (loss) on sale of securities
      available for sale .....................             225           (1,763)
   Gain on sale of deposits ..................            --              1,746
   Other income ..............................           1,145            1,552
                                                   -----------      -----------
                                                         2,997            2,932
                                                   -----------      -----------

General and administrative expenses:
   Salaries and employee benefits ............           4,160            4,698
   Net occupancy, furniture and fixtures
     and data processing expense .............           1,801            1,943
   FDIC insurance premium ....................             106               79
   Other expenses ............................           1,531            1,522
                                                   -----------      -----------
                                                         7,598            8,242
                                                   -----------      -----------
Earnings before income taxes .................           5,852            6,377

Income taxes .................................           2,123            2,281
                                                   -----------      -----------
Net income ...................................     $     3,729      $     4,096
                                                   ===========      ===========

Earnings per common share
  Basic ......................................     $       .51      $       .55
                                                   ===========      ===========
  Diluted ....................................     $       .49      $       .55
                                                   ===========      ===========

Weighted average common shares
  outstanding - basic ........................       7,302,000        7,400,000
                                                   ===========      ===========

Weighted average common shares
  outstanding - diluted ......................       7,592,000        7,504,000
                                                   ===========      ===========

Dividends per share ..........................     $       .12      $       .13
                                                   ===========      ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

                                                        1999             2000
                                                       ---------      ---------
                                                              (Unaudited)
                                                            (In thousands)
Cash flows from operating activities:
  Net earnings ...................................     $   3,729      $   4,096
  Adjustments to reconcile net earnings
       to net cash provided by (used in)
      operating activities:
       Depreciation ..............................           565            691
       Provision for loan losses .................           410            470
  (Gain) loss on sale of mortgage-backed
       securities available for sale .............           (43)         1,774
Origination of loans receivable
         held for sale ...........................       (41,337)       (11,552)
Proceeds from sales of loans receivable
         held for sale ...........................        27,006          8,878
(Increase) decrease in:
      Other assets and deferred charges ..........          (258)         1,565
      Accrued interest receivable ................            49           (142)
Increase (decrease) in:
      Accrued interest payable ...................          (100)           630
     Other liabilities ...........................         1,189         (1,003)
                                                       ---------      ---------
        Net cash provided by (used in)
             operating activities ................        (8,790)         5,407
                                                       ---------      ---------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale ........................        (4,718)        (6,154)
  Proceeds from sales of investment
       securities available for sale .............         5,200          4,000
  Proceeds from maturities of investment
      securities available for sale ..............         4,895           --
  Purchases of mortgage-backed securities
       available for sale ........................      (104,047)       (95,897)
  Proceeds from sales of mortgage-backed
       securities available for sale .............        59,147         78,699
  Origination of loans receivable, net ...........       (98,111)       (77,986)
  Purchase of loans receivable ...................        (1,710)        (4,027)
  Principal collected on loans receivable, net ...       105,252         46,230
  Principal collected on mortgage backed
       securities, net ...........................        30,056         12,087
  Disposition of Florence office
       assets and liabilities, net ...............          --          (13,619)
  Proceeds from sale of real estate
       acquired through foreclosure, net .........          --               96
  Purchases of office properties and
      equipment ..................................        (1,431)        (1,317)
  Purchases of FHLB stock, net ...................        (1,335)        (1,308)
                                                       ---------      ---------
      Net cash used in
             investing activities ................        (6,802)       (59,196)
                                                       ---------      ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000 (CONTINUED)

                                                         1999            2000
                                                      ---------       ---------
                                                              (Unaudited)
                                                             (In thousands)

Cash flows from financing activities:
  Increase (decrease) in deposits, net .........      $    (924)      $  24,145
  Increase in securities sold
   under agreement to repurchase, net ..........         13,178           7,851
  Proceeds from FHLB advances ..................        105,150         249,606
  Repayment of FHLB advances ...................        (88,046)       (234,448)
  Proceeds(repayments)from other
    borrowings, net ............................         (3,868)            500
  Decrease in advance payments by borrowers
     for property taxes and insurance, net .....           (485)           (630)
  Increase in drafts outstanding, net ..........           (101)            294
  Repurchase of treasury stock, at cost ........           --              (973)
  Dividends to stockholders ....................           (894)           (949)
  Exercise of stock options ....................            242             524
  Other financing activities, net ..............            497             585
                                                      ---------       ---------
  Net cash provided by financing activities.....         24,749          46,505
                                                      ---------       ---------


Net increase(decrease) in cash and cash equivalents .     9,157          (7,284)
                                                      ---------       ---------
Cash and cash equivalents at beginning
  of the period ................................         15,666          24,233
                                                      ---------       ---------
Cash and cash equivalents at end
  of the period ................................      $  24,823       $  16,949
                                                      =========       =========

Supplemental information:
  Interest paid ................................      $  13,621       $  14,954
                                                      =========       =========

  Income taxes paid ............................      $   1,076       $   2,069
                                                      =========       =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure ..............      $    --         $      89
                                                      =========       =========

Securitization of mortgage loans into
     mortgage-backed securities ................      $   4,498       $   9,669
                                                      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                       Accumulated
                                                                                         Other
                                              Additional                                 Compre-           Total
                                  Common        Paid-In     Treasury      Retained       hensive       Stockholders'
                                  Stock         Capital       Stock       Earnings    Income (Loss)        Equity
                                  -----         -------       -----       --------    -------------        ------
                                                                   (Unaudited)
                                                                  In thousands)
Balance at September
  30, 1998 ...................    $     63    $  8,983     $      0     $ 28,369     $    436             $ 37,851
Net income ...................        --          --           --          3,729         --                  3,729
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $18,400 ............        --          --           --           --             46                 --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $90,000 .....        --          --           --           --           (135)                --
                                                                                     --------             --------
Other comprehensive loss .....        --          --           --           --            (89)                 (89)
                                                                                     --------             --------
Comprehensive income .........        --          --           --           --           --                  3,640
                                                                                                          --------
Exercise of stock
  options ....................           1         241         --           --           --                    242
Cash dividends ...............        --          --           --           (894)        --                   (894)
                                  --------    --------     --------     ---------      ------             --------
Balance at March
  31, 1999 ...................    $     64    $  9,224     $      0     $ 31,204     $    347             $ 40,839
                                  ========    ========     ========     ========     ========             ========

Balance at September
  30, 1999 ...................    $     67    $  9,320     $   (356)    $ 34,288     $ (2,082)            $ 41,237
Net income ...................        --          --           --          4,096         --                  4,096
Other comprehensive
 income, net of tax:
Unrealized losses arising
 during period, net of
 taxes of $837,000 ...........        --          --           --           --         (2,206)                --
Less: reclassification
 adjustment for losses
 included in net income,
 net of taxes of $488,000 ....        --          --           --           --          1,286                 --
                                                                                     --------             --------
Other comprehensive loss .....        --          --           --           --           (920)                (920)
                                                                                     --------             --------
Comprehensive income .........        --          --           --           --           --                  3,176
                                                                                                          --------
Treasury stock repurchases - -        --          --           (973)        --           --                   (973)
Exercise of stock
  options ....................        --           300          532         (308)        --                    524
Cash dividends ...............        --          --           --           (949)        --                   (949)
Common stock dividends .......           7       7,616         --         (7,623)        --                   --
                                  --------    --------     --------     ---------      ------             --------
Balance at March
  31, 2000 ...................    $     74    $ 17,236     $   (797)    $  29,504      (3,002)            $ 43,015
                                  ========    ========     ========     ========     ========             ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1999, included in the Company's 1999 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                   September 30,       March 31,
                                                        1999             2000
                                                      ---------       ---------
                                                              (Unaudited)
                                                             (In thousands)
First mortgage loans:
   Single family to 4 family units .............      $ 248,433       $ 257,116
   Other, primarily commercial
    real estate ................................        114,931         123,519
   Construction loans ..........................         46,766          47,636
Consumer and commercial loans:
   Installment consumer loans ..................         20,026          17,895
   Mobile home loans ...........................          1,166           1,337
   Deposit account loans .......................          1,521           1,104
   Equity lines of credit ......................         21,081          21,645
   Commercial and other loans ..................         22,818          28,783
                                                      ---------       ---------
                                                        476,742         499,035
Less:
   Allowance for loan losses ...................          6,430           6,675
   Deferred loan costs , net ...................           (354)           (497)
   Undisbursed portion of loans in process .....         15,315          13,179
                                                      ---------       ---------
                                                      $ 455,351       $ 479,678
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the six months ended:

                                                      Six Months Ended March 31,
                                                        1999              2000
                                                      -------           -------
                                                        (Dollars in thousands)

Allowance at beginning of
 period .....................................         $ 5,668           $ 6,430
Allowance recorded on
 acquired loans .............................              21                50
Disposition of Florence office ..............            --                 (75)
Provision for loan losses ...................             410               470
                                                      -------           -------
Recoveries:
 Residential real estate ....................            --                  10
 Commercial real estate .....................             137              --
 Consumer ...................................              44                35
                                                      -------           -------
   Total recoveries .........................             181                45
                                                      -------           -------

Charge-offs:
 Residential real estate ....................            --                  28
 Commercial real estate .....................            --                --
 Consumer ...................................             120               217
                                                      -------           -------
   Total charge-offs ........................             120               245
                                                      -------           -------
   Net charge-offs (recoveries)..............             (61)              200
                                                      -------           -------
 Allowance at end of period .................         $ 6,160           $ 6,675
                                                      =======           =======
Ratio of allowance to net
 loans outstanding at the
 end of the period ..........................            1.36%             1.34%
                                                      =======           =======
Ratio of net charge-offs (recoveries)........
 to average loans outstanding
 during the period (annualized) .............            (.03%)             .07%
                                                      =======           =======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                         At March 31, 2000
                                                        Percent of Loans in each
Balance at end of period applicable to:        Amount    category to total loans
                                               ------    -----------------------

Residential Real Estate....................    $1,911             70.27%
Commercial Real Estate.....................    4,467              27.18
Consumer...................................      297               2.55
                                              ------             ------
                                              $6,675             100.00%
                                              ======             ======

Non-accrual loans, which were over ninety days delinquent, totaled approximately $2.6 million at March 31, 2000. For the six months ended March 31, 2000, interest income, which would have been recorded, would have been approximately $101,000 had non-accruing loans been current in accordance with their original terms.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEPOSITS

Deposits consist of the following:

                                   September 30, 1999        March 31, 2000
                                   ------------------     ------------------
                                             Weighted               Weighted
                                             Average                 Average
                                   Amount      Rate       Amount      Rate
                                   ------      ----       ------      ----
                                                 (Unaudited)
                                               (In thousands)
Transaction accounts .......      $226,218     2.85%    $213,441       3.04%
Passbook accounts ..........        39,212     2.65       35,852       2.51
Certificate accounts .......       134,243     4.94      149,672       5.32
                                  --------     ----     --------       ----
                                  $399,673     3.54%    $398,965       3.85%
                                  ========     ====     ========       ====

At September 30, 1999 and March 31, 2000, respectively, included in certificate accounts there were $5.3 million and $36.1 million of certificate accounts originated by brokers. These accounts generally mature within 90 days of origination.

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                   September 30, 1999        March 31, 2000
                                   ------------------     ------------------
                                             Weighted               Weighted
                                             Average                 Average
                                   Amount      Rate       Amount      Rate
                                   ------      ----       ------      ----
Maturing within:                                   (Unaudited)
                                                (In thousands)
1 year                            $ 15,461      5.85%  $ 119,343       6.55%
2 years                             38,946      5.56      34,190       6.12
3 years                              4,761      6.82       9,049       6.45
4 years                             37,357      5.28       1,600       6.39
5 years and thereafter              67,499      5.00      15,000       5.51
                                  --------     -----   ---------       ----
                                  $164,024      5.33%  $ 179,182       6.38%
                                  ========     =====   =========       =====

At September 30, 1999, and March 31, 2000, the Bank had pledged first mortgage loans with unpaid balances of approximately $212.1 million and $259.4 million, respectively, as collateral for FHLB advances. At September 30, 1999 and March 31, 2000, included in the four and five years and thereafter maturities were $101.5 million and $16.5 million subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise. For the six months ended March 31, 2000, the FHLB called advances of $85 million.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended March 31, 1999 and 2000, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and six month periods ended March 31, 1999 and 2000, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.

(6)  COMMON STOCK DIVIDENDS

On May 6, 1998, the Company declared a four-for-three stock split, aggregating approximately 1,562,000 shares. On November 10, 1999, the Company declared a 5% stock dividend aggregating approximately 321,000 shares. On March 14, 2000, the Company declared a 10% stock dividend aggregating approximately 671,000 shares.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO
MARCH 31, 2000
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In accordance with Office of Thrift Supervision (OTS) regulations, the Bank is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury, Federal Agency Securities, mortgage-backed securities, and certain other investments. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is currently equal to 4% of such amount. At March 31, 2000, the Bank's regulatory liquidity level was approximately 10%.

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $139.4 million for the six months ended March 31, 1999, compared to $89.5 million for the six months ended March 31, 2000. A portion of these loan originations were financed through loan and mortgage-backed securities principal repayments, which amounted to $135.3 million and $58.3 million for the six month periods ended March 31, 1999 and 2000, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated in the current period. For the six month period ended March 31, 1999, the Company sold $27.0 million in mortgage loans held for sale compared to $8.9 million sold for the six month period ended March 31, 2000.

For the six month period ended March 31, 1999, the Company purchased $108.8 million in investment and mortgage-backed securities. For the six month period ended March 31, 2000, the Company purchased $102.1 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $12.1 million within the securities portfolio, sales of mortgage-backed securities of $80.5 million, securities sold under agreements to repurchase and FHLB advances.

Overall the Bank experienced a decrease of $708,000 in deposits for the six month period ended March 31, 2000. For the six month period ended March 31, 2000, transaction accounts decreased $12.8 million and passbook accounts decreased $3.4 million. This was offset by an increase in certificate accounts of $15.4 million. The increase in certificate accounts is primarily due to a $30.8 million growth in brokered deposits.

In the second fiscal quarter, the Bank sold its Florence, South Carolina office to First Federal Savings Association of Cheraw ("First Federal"). The office had deposits of $24.9 million. The Bank received a premium for the deposits from First Federal and recorded a gain, net of selling expenses, of $1.7 million. The Bank funded the sale of the deposits through the sale of loans, associated with this office, of $10.9 million and increased borrowings, primarily through brokered deposits. The Bank recorded a gain on sale of loans of $60,000 related to this sale. In conjunction with the sale of the Florence office, the Bank has agreed not to compete in the Florence market for a period of four years.

Also in the second quarter, the Bank restructured a portion of its investment security portfolio. The Bank sold approximately $52.7 million in securities and recorded a net loss of $1.8 million. The proceeds from this sale were reinvested in securities which generally had a slightly reduced duration than that of the securities which were sold. As a result of this sale the Bank's yield on its security portfolio was increased by approximately 28 basis points.

At March 31, 2000, the Company had commitments to originate $8.2 million in mortgage loans, and $35.2 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At March 31, 2000, the Company had $133.5 million of certificates of deposits, which were due to mature within one year. Based upon previous experience, the Company believes that a substantial portion of these certificates will be renewed. Additionally, at March 31, 2000, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $89.4 million as well as federal funds available of $10.0 million.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCE - CONTINUED
------------------------------------------

As a result of $4.1 million in net earnings, less the cash dividends paid to stockholders of approximately $949,000, treasury stock repurchases of approximately $973,000 and the net change in unrealized loss on securities available for sale, net of income tax of $920,000, stockholders' equity increased from $41.2 million at September 30, 1999 to $43.0 million at March 31, 2000. During the six months ended March 31, 2000, the Company has repurchased 85,185 shares at $11.39 per share, adjusted for stock dividends.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $48.1 million at March 31, 2000, exceeding the core capital requirement by $18.5 million. At March 31, 2000, the Bank's risk-based capital of approximately $53.1 million exceeded its current risk-based capital requirement by $20.0 million. (For further information see Regulatory Capital Matters)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 1999 AND 2000
-----------------------

GENERAL
-------

Net income increased from $1.9 million for the three months ended March 31, 1999, to $2.1 million for three months ended March 31, 2000, or 7.8%. Net interest income increased $372,000 primarily as a result of an increase of $1.6 million in interest income offset by a $1.3 million increase in interest expense. Provision for loan losses were $225,000 for three months ended March 31, 1999 and 2000. Other income decreased $46,000. General and administrative expense increased from $4.0 million for the quarter ended March 31, 1999, to $4.1 million for the quarter ended March 31, 2000.

During the quarter ended March 31, 2000, the Bank sold its Florence office to First Federal. The office had deposits of $24.9 million and loans of $10.9 million. (For further information see Other Income.)

INTEREST INCOME
---------------

     Interest income for the three months ended March 31, 2000, increased to $14.1 million as compared to $12.5 million for the three months ended March 31, 1999. The earning asset yield for the three months ended March 31, 2000, was 8.09% compared to a yield of 7.86% for the three months ended March 31, 1999. The average yield on loans receivable for the three months ended March 31, 2000,was 8.56% compared to 8.66% for the three months ended March 31, 1999. The yield on investments increased to 6.84% for the three months ended March 31, 2000, from 5.83% for the three months ended March 31, 1999. Total average interest-earning assets were $705.2 million for the quarter ended March 31, 2000 as compared to $641.7 million for the quarter ended March 31, 1999. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $49.2 million and securities of approximately $13.1 million.

INTEREST EXPENSE
----------------

     Interest expense on interest-bearing liabilities was $8.0 million for the three months ended March 31, 2000, as compared to $6.7 million for March 31, 1999. Due to increased average transaction deposits balances, the average cost of deposits for the three months ended March 31, 2000, was 3.65% compared to 3.77% for the three months ended March 31, 1999. The cost of interest-bearing liabilities was 4.61% for the three months ended March 31, 2000, as compared to 4.33% for the three months ended March 31, 1999. The cost of FHLB advances and reverse repurchase agreements was 5.92% and 6.10%, respectively, for the three months ended March 31, 2000. For the three months ended March 31, 1999, the cost of FHLB advances and reverse repurchase agreements was 5.19% and 5.46%, respectively. Total average interest-bearing liabilities increased from $619.0 million at March 31, 1999 to $691.5 million at March 31, 2000. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $20.2 million and reverse repurchase agreements of $52.0 million.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

NET INTEREST INCOME
-------------------

    Net interest income was $6.1 million for the three months ended March 31, 2000, as compared to $5.8 million for the three months ended March 31, 1999. The net interest margin was 3.48% for the three months ended March 31, 2000, compared to 3.54% for the three months ended March 31, 1999.

    During calendar year 2000, interest rates have increased significantly. It is generally believed that the Federal Reserve may increase the Federal Funds target rate by fifty basis points in its May meeting. Should interest rates continue to increase, certain of the Bank's adjustable rate loans may reach their lifetime interest rate change cap. In addition, a high percentage of the Company's assets are adjustable rate mortgage loans which reprice annually; whereas, many of the Company's liabilities reprice in 90 to 180 days. The Company expects that as a result of this rapidly rising interest rate environment, its net interest margin will decrease in the second half of fiscal 2000. Should interest rates continue to increase, the Company would most likely continue to experience a further decrease in its interest rate spread.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $225,000 for the three months ended March 31, 1999 and 2000. For the three months ended March 31, 2000, net charge-offs were $91,000 compared to net recoveries of $119,000 for the three months ended March 31, 1999. The allowance for loan losses as a percentage of total loans was 1.34% at March 31, 2000, compared to 1.36% at September 30, 1999. Loans delinquent 90 days or more were .52% of total loans at March 31, 2000, compared to .30% at September 30, 1999. The allowance for loan losses was 261% of loans delinquent more than 90 days at March 31, 2000, as compared to 449% at September 30, 1999. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the three months ended March 31, 2000 and 1999, other income was $1.5 million. Fees and service charges were $517,000 for the three months ended March 31, 2000, compared to $594,000 for the three months ended March 31, 1999. Gain on sale of loans was $157,000 for the quarter ended March 31, 2000, compared to $216,000 for the quarter ended March 31, 1999. Should interest rates continue to increase, gain on sale of loans may decline further. Loss on sales of securities was $1.8 million for the quarter ended March 31, 2000, compared to gains of $43,000 for the quarter ended March 31, 1999. This is a result of the Bank restructuring a portion of its available for sale investment portfolio in the second quarter of fiscal 2000. The losses were offset by a gain on the sale of the Florence office deposits of $1.7 million. Other income was $838,000 for the three months ended March 31, 2000, as compared to $659,000 for the three months ended March 31, 1999. The increase is primarily due to increased commissions from the sale of non-depository products and rental income.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $4.0 million for the three months ended March 31, 1999, to $4.1 million for the three months ended March 31, 2000. Salaries and employee benefits increased from $2.1 million for the three months ended March 31, 1999, to $2.4 million for the three months ended

March 31, 2000 primarily due to staffing for two new full service offices in Horry County, South Carolina and a loan production office in Wilmington, North Carolina. Also, primarily as a result of the three office additions, net occupancy, furniture and fixtures and data processing expenses increased $55,000 when comparing the two periods. Other expenses were $748,000 for the quarter ended March 31, 2000, compared to $900,000 for the quarter ended March 31, 1999.

INCOME TAXES
------------

Income taxes increased slightly from $1.1 million for the three months ended March 31, 1999, to $1.2 million for the three months ended March 31, 2000, as a result of increased income before taxes.

GENERAL
-------

Net income increased from $3.7 million for the six months ended March 31, 1999, to $4.1 million for six months ended March 31, 2000, or 9.8%. Diluted earnings per share increased 12.2% as a result of earnings and reduced shares outstanding. Net interest income increased $1.3 million primarily as a result of an increase in interest income of $3.4 million offset by an increase of $2.1 million in interest expense. Provision for loan losses increased slightly from $410,000 for the six months ended March 31, 1999, to $470,000 for the six months ended March 31, 2000. Other income decreased $65,000. General and administrative expenses increased $644,000. During the six months ended March 31, 2000, the Bank sold its Florence office to First Federal. The office had deposits of $24.9 million and loans of $10.9 million. (For further information, see Other Income).

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 2000, increased to $27.7 million as compared to $24.4 million for the six months ended March 31, 1999. The earning asset yield for the six months ended March 31, 2000, was 8.01% compared to a yield of 7.79% for the six months ended March 31, 1999. The average yield on loans receivable for the six months ended March 31, 2000, was 8.53% compared to 8.65% for the six months ended March 31, 1999. The yield on investments increased to 6.73% for the six months ended March 31, 2000, from 5.68% for the six months ended March 31, 1999. Total average earning assets were $701.0 million for the six month period ended March 31, 2000, as compared to $634.0 million for the six month period ended March 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $15.6 million for the six months ended March 31, 2000, as compared to $13.5 million for the six months ended March 31, 1999. The average cost of deposits for the six months ended March 31, 2000, was 3.67% compared to 3.85% for the six months ended March 31, 1999. The cost of interest-bearing liabilities was 4.52% for the six months ended March 31, 2000, as compared to 4.40% for the six months ended March 31, 1999. Total average interest-bearing liabilities increased from $614.0 million at March 31, 1999 to $686.9 million at March 31, 2000.

NET INTEREST INCOME
-------------------

Net interest income was $12.2 million for the six months ended March 31, 2000, as compared to $10.9 million for the six months ended March 31, 1999. The net interest margin increased to 3.49% for the six months ended March 31, 2000, from 3.39% for the six months ended March 31, 1999.

During calendar year 2000, interest rates have increased significantly. It is generally believed that the Federal Reserve may increase the Federal Funds target rate by fifty basis points in its May meeting. Should interest rates continue to increase, certain of the Bank's adjustable rate loans may reach their lifetime interest rate change cap. In addition, a high percentage of the Company's assets are adjustable rate mortgage loans which reprice annually; whereas, many of the Company's liabilities reprice in 90 to 180 days. The Company expects that as a result of this rapidly rising interest rate environment, its net interest margin will decrease in the second half of fiscal 2000. Should interest rates continue to increase, the Company would most likely continue to experience a further decrease in its interest rate spread.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses increased slightly from $410,000 for the period ended March 31, 1999, to $470,000 for the six months ended March 31, 2000. For the six months ended March 31, 2000, net charge-offs were $200,000 compared to net recoveries of $ 61,000 for the six months ended March 31, 1999. The allowance for loan losses as a percentage of total loans was 1.34% at March 31, 2000, compared to 1.36% at September 30, 1999. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000

OTHER INCOME
------------

For the six months ended March 31, 2000, other income decreased $65,000 to $2.9 million compared to $3.0 million for the six months ended March 31, 1999. Fees and service charges for the six months ended March 31, 2000 and 1999 were $1.1 million. Gain on sale of loans was $577,000 for the six months ended March 31, 1999, compared to $348,000 for the six months ended March 31, 2000. The Company experienced lower gains on sales as a result of rising interest rates during the period and reduced sales. With interest rates continuing to increase, the Bank expects that this trend may continue. Loss on sale of securities was $1.8 million for the six months ended March 31, 2000, compared to gains of $225,000 for the six months ended March 31, 1999. This is the result of the Bank restructuring a portion of its available for sale investment portfolio. The losses were offset by a gain on the sale of the Florence office deposits of $1.7 million which is included in other income for the six months ended March 31, 2000. Other income was $1.6 million for the six months ended March 31, 2000, compared to $1.1 million for the six months ended March 31, 1999. This is primarily due to increased commissions on the sale of non-depository products and rental income.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $7.6 million for the six months ended March 31, 1999, to $8.2 million for the six months ended March 31, 2000. Salaries and employee benefits increased $538,000, or 12.9% primarily due to staffing for two new Sales Centers and a loan production office in Wilmington, NC. Also as a result of the three office additions, net occupancy, furniture and fixtures and data processing expense increased $142,000. Other expense was $1.5 million for the six months ended March 31, 1999 and 2000.


INCOME TAXES
------------

Income taxes increased from $2.1 million for the six months ended March 31, 1999, to $2.3 million for the six months ended March 31, 2000, as a result of increased income before taxes.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                      Categorized as "Well
                                                                                        Capitalized" Under
                                                                For Capital              Prompt Corrective
                                         Actual              Adequacy Purposes           Action Provision
                                         ------              -----------------           ----------------
                                   Amount       Ratio        Amount       Ratio         Amount       Ratio
                                   ------       -----        ------       -----         ------       -----
                                                             (Dollars In Thousands)
As of March 31, 2000:
 Total Capital:                    $53,109      12.83%      $33,114        8.00%         $41,394      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $48,094      11.62%         $N/A         N/A%         $24,837       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $48,094       6.50%      $29,596        4.00%         $36,995       5.00%
   (To Total Assets)
 Tangible Capital:                 $48,094       6.50%      $11,099        1.50%
   (To Total Assets)

                                       19

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 changes the previous accounting definition of a derivative and discusses the appropriateness of hedge accounting for various forms of hedging activities. Under this standard, all derivatives are measured at fair value and recognized in the statement of financial position as assets or liabilities. As amended by SFAS 137, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption permitted. Management does not expect that this standard will have a significant effect on the Company.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 2000


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At March 31, 2000, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 1999.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings
         -----------------

     Not Applicable.

Item 2.  Changes In Securities and Use of Proceeds
         -----------------------------------------

     Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's annual stockholders meeting held on January 24, 2000, the following items were ratified:

     (a) The election as directors of all nominees: G. David Bishop, James T. Clemmons and Frank A. Thompson, II.

  At the meeting, a total of 6,433,193 votes were entitled to be cast. Votes for Bishop were 5,036,900 with 126,520 withheld; votes for James T. Clemmons were 5,032,900 with 131,330 withheld; and votes for Frank A. Thompson II were 5,033,630 with 129,790 withheld.

  James C. Benton, James P. Creel, James H. Dusenbury and Michael C. Gerald are directors whose terms continued after the meeting.

     (b)  Ratification of the Coastal  Financial  Corporation  2000 Stock Option
Plan.

  At the meeting, a total of 6,433,193 votes were entitled to be cast. (Percentages are based on the 5,163,420 shares that were voted at the meeting.)

  For: 3,329,530 64.5%     Against: 212,822 4.1%     Abstain: 12,545 0.02%
     Non-Vote 1,608,522 31.2%

  Accordingly, the Coastal Financial Corporation 2000 Stock Option Plan was adopted as presented.

Item 5.  Other Information
         -----------------

     Not Applicable.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

              3  (a)   Certificate of Incorporation of Coastal Financial
                       Corporation (1)

              3  (b)   Certificate of Amendment to Certificate of
                       Incorporation of Coastal Financial Corporation (6)

                 (c)   Bylaws of Coastal Financial Corporation (1)

              10 (a)   Employment Agreement with Michael C. Gerald (2)

                 (b)   Employment Agreement with Jerry L. Rexroad (2)

                 (c)   Employment Agreement with Phillip G. Stalvey (4)

                 (d)   Employment Agreement with Allen W. Griffin (2)

                 (e)   Employment Agreement with Jimmy R. Graham (2)

                 (f)   Employment Agreement with Steven J. Sherry (7)

                 (g)   1990 Stock Option Plan (2)

                 (h)   Directors Performance Plan (3)

                 (i)   Loan Agreement with Bankers Bank (5)

                 (j)   Coastal Financial Corporation 2000 Stock Option Plan (8)

              27       Financial Data Schedule

     (b) The Company filed a Form 8-K on March 13, 2000 to report the completion of the sale of its Florence, South Carolina branch office to First Federal Savings and Loan Association of Cheraw. A copy of the press release announcing the sale is filed as an exhibit to the Form 8-K.
----------------
(1) Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

(2) Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

(3) Incorporated by reference to the definitive proxy statement for the 1996 Annual Meeting of Stockholders.

(4) Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

(5) Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

(6) Incorporated by reference to March 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

(7) Incorporated by reference to 1998 Form 10-K filed with Securities and Exchange Commission on December 29, 1998.

(8) Incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Stockholders filed December 22, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       COASTAL FINANCIAL CORPORATION

May 15, 2000                           /s/ Michael C. Gerald
------------                           ----------------------
Date                                   Michael C. Gerald
                                       President and Chief Executive Officer

May 15, 2000                           /s/ Jerry L. Rexroad
------------                           ---------------------
Date                                   Jerry L. Rexroad
                                       Executive Vice President and
                                       Chief Financial Officer