Form 10-Q
period 2000-06-30
COASTAL FINANCIAL CORP /DE
filed 2000-08-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 2000

      (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Delaware                                57-0925911
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)


2619 OAK STREET, MYRTLE BEACH, S. C.                   29577
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (843) 448-5151

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    [ X ]        NO    [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

Common Stock $.01 Par Value Per Share                         7,346,625 Shares

--------------------------------------------------------------------------------
(Class)                                                        (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2000

TABLE OF CONTENTS                                                        PAGE
-----------------                                                        ----

PART I-      Consolidated Financial Information

Item
     1.Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 1999 and June 30, 2000                     3

             Consolidated Statements of Operations for the three
             months ended June 30, 1999 and 2000                            4

             Consolidated Statements of Operations for the nine
             months ended June 30, 1999 and 2000                            5

             Consolidated Statements of Cash Flows for the nine
             months ended June 30, 1999 and 2000                          6-7

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the nine months ended
             June 30, 1999 and 2000                                         8

             Notes to Consolidated Financial Statements                  9-12

     2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations              12-19

     3.Quantitative and Qualitative Disclosures about                      20
       Market Risk


Part II - Other Information

Item
     1.Legal Proceedings                                                   21

     2.Changes in Securities and Use of Proceeds                           21

     3.Defaults Upon Senior Securities                                     21

     4.Submission of Matters to a Vote of Securities Holders               21

     5.Other information                                                   21

     6.Exhibits and Reports on Form 8-K                                 22-23

Signatures                                                                 24

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    September 30,       June 30,
                                                        1999              2000
                                                      ---------       ---------
                                                              (Unaudited)
                                                            (In thousands,
                                                          except share data)
ASSETS:
Cash and amounts due from banks ................      $  21,988       $  17,043
Short-term interest-bearing deposits ...........          2,245           4,895
Investment securities available for sale .......          6,063           7,847
Mortgage-backed securities available for sale ..        182,115         187,611
Loans receivable (net of allowance for
   loan losses of $6,430 at September 30,
   1999 and $6,890 at June 30, 2000) ...........        455,351         504,390
Loans receivable held for sale .................         16,636          17,444
Real estate acquired through foreclosure .......             96             905
Office property and equipment, net .............         11,236          11,377
Federal Home Loan Bank stock, at cost ..........          8,201           9,509
Accrued interest receivable on loans ...........          2,861           3,199
Accrued interest receivable on investments .....          1,333           1,484
Other assets and deferred charges ..............          4,888           4,144
                                                      ---------       ---------
                                                      $ 713,013       $ 769,848
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits .......................................      $ 399,673       $ 409,097
Securities sold under agreements to
   repurchase ..................................         96,948         122,727
Advances from Federal Home Loan Bank ...........        164,024         179,530
Other borrowings ...............................          1,569           2,069
Drafts outstanding .............................          1,383           2,227
Advances by borrowers for property taxes
  and insurance ................................          1,346           1,131
Accrued interest payable .......................          1,156           2,142
Other liabilities ..............................          5,677           6,338
                                                      ---------       ---------
  Total liabilities ............................        671,776         725,261
                                                      ---------       ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued .....................           --              --
Common stock, $.01 par value, 15,000,000
   shares authorized; 7,426,528 shares at
   September 30, 1999 and 7,346,625 shares
   at June 30, 2000 issued and outstanding .....             67              74
Additional paid-in capital .....................          9,320          17,236
Retained earnings ..............................         34,288          31,137
Treasury stock, at cost (23,100 and 102,189
   shares, respectively) .......................           (356)         (1,133)
Accumulated other comprehensive
  loss, net of tax .............................         (2,082)         (2,727)
                                                      ---------       ---------
  Total stockholders' equity ...................         41,237          44,587
                                                      ---------       ---------
                                                      $ 713,013       $ 769,848
                                                      =========       =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                       1999              2000
                                                   -----------       -----------
                                                          (Unaudited)
                                                         (In thousands,
                                                        except share data)
Interest income:
   Loans receivable .........................      $     9,641       $    11,263
   Investment securities ....................              466               669
   Mortgage-backed securities ...............            2,232             2,883
   Other ....................................               95                71
                                                   -----------       -----------
   Total interest income ....................           12,434            14,886
                                                   -----------       -----------

Interest expense:
   Deposits .................................            3,552             4,078
   Securities sold under agreements to
     repurchase .............................            1,055             1,850
   Advances from Federal Home Loan Bank .....            2,034             2,809
                                                   -----------       -----------
   Total interest expense ...................            6,641             8,737
                                                   -----------       -----------
   Net interest income ......................            5,793             6,149
   Provision for loan losses ................              190               283
                                                   -----------       -----------
   Net interest income after provision
     for loan losses ........................            5,603             5,866
                                                   -----------       -----------

Other income:
   Fees and service charges .................              466               542
   Income (loss) from real estate owned .....               (7)                3
   Gain on sale of loans receivable, net ....              245               137
   Gain on sale of securities
     available for sale .....................               24                58
   Other income .............................              588               699
                                                   -----------       -----------
                                                         1,316             1,439
                                                   -----------       -----------
General and administrative expenses:
   Salaries and employee benefits ...........            2,166             2,245
   Net occupancy, furniture and fixtures
     and data processing expense ............              861               997
   FDIC insurance premium ...................               57                21
   Other expenses ...........................              691               690
                                                   -----------       -----------
                                                         3,775             3,953
                                                   -----------       -----------
Earnings before income taxes ................            3,144             3,352

Income taxes ................................            1,159             1,200
                                                   -----------       -----------
Net income ..................................      $     1,985       $     2,152
                                                   ===========       ===========

Earnings per common share
   Basic ....................................      $       .27       $       .29
                                                   ===========       ===========
   Diluted ..................................      $       .26       $       .29
                                                   ===========       ===========

Weighted average common shares
   outstanding - basic ......................        7,437,000         7,369,000
                                                   ===========       ===========

Weighted average common shares
   outstanding - diluted ....................        7,596,000         7,437,000
                                                   ===========       ===========

Dividends per share .........................      $      .061       $      .065
                                                   ===========       ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                 1999               2000
                                              -----------       -----------
                                                        (Unaudited)
                                                      (In thousands,
                                                    except share data)
Interest income:
    Loans receivable ...................      $    28,780       $    32,278
    Investment securities ..............            1,033             1,796
     Mortgage-backed securities ........            6,731             8,111
     Other .............................              274               442
                                              -----------       -----------
     Total interest income .............           36,818            42,627
                                              -----------       -----------

Interest expense:
   Deposits ............................           11,037            11,531
   Securities sold under agreements to
     repurchase ........................            2,706             5,209
   Advances from Federal Home Loan Bank             6,418             7,581
                                              -----------       -----------
   Total interest expense ..............           20,161            24,321
                                              -----------       -----------
   Net interest income .................           16,657            18,306
   Provision for loan losses ...........              600               753
                                              -----------       -----------
   Net interest income after provision
     for loan losses ...................           16,057            17,553
                                              -----------       -----------

Other income:
   Fees and service charges ............            1,530             1,626
   Loss from real estate owned .........              (21)              (32)
   Gain on sale of loans receivable, net              822               485
   Gain (loss) on sale of securities
     available for sale ................              249            (1,705)
   Gain on sale of deposits ............             --               1,746
   Other income ........................            1,732             2,251
                                              -----------       -----------
                                                    4,312             4,371
                                              -----------       -----------
General and administrative expenses:
   Salaries and employee benefits ......            6,326             6,943
   Net occupancy, furniture and fixtures
     and data processing expense .......            2,661             2,941
   FDIC insurance premium ..............              163               100
   Other expenses ......................            2,223             2,212
                                              -----------       -----------
                                                   11,373            12,196
                                              -----------       -----------
Earnings before income taxes ...........            8,996             9,728

Income taxes ...........................            3,282             3,480
                                              -----------       -----------
Net income .............................      $     5,714       $     6,248
                                              ===========       ===========

Earnings per common share
   Basic ...............................      $       .78       $       .84
                                              ===========       ===========
   Diluted .............................      $       .75       $       .83
                                              ===========       ===========

Weighted average common shares
   outstanding - basic .................        7,349,000         7,400,000
                                              ===========       ===========

Weighted average common shares
   outstanding - diluted ...............        7,593,000         7,501,000
                                              ===========       ===========

Dividends per share ....................      $       .18       $       .19
                                              ===========       ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                        1999            2000
                                                      ---------       ---------
                                                             (Unaudited)
                                                           (In thousands)

Cash flows from operating activities:
  Net earnings .................................      $   5,714       $   6,248
  Adjustments to reconcile net earnings
       to net cash provided by (used-in)
      operating activities:
       Depreciation ............................            876           1,052
       Provision for loan losses ...............            600             753
  (Gain) loss on sale of mortgage-backed
      securities available for sale ............           (249)          1,705
  Origination of loans receivable
       held for sale ...........................        (41,749)        (28,651)
  Proceeds from sales of loans receivable
       held for sale ...........................         28,451          27,843
(Increase) decrease in:
       Other assets and deferred charges .......            385             744
       Accrued interest receivable .............            (78)           (489)
Increase (decrease) in:
       Accrued interest payable ................           (323)            986
      Other liabilities ........................          1,070             493
                                                      ---------       ---------

       Net cash provided by (used in)
             operating activities ..............         (5,303)         10,684
                                                      ---------       ---------

Cash flows from investing activities:
  Purchases of investment securities
       available for sale ......................        (10,147)         (9,682)
  Proceeds from sales of investment
       securities available for sale ...........          9,735           7,785
 Proceeds from maturities of investment
      securities available for sale ............          5,165            --
  Purchases of mortgage-backed securities
       available for sale ......................       (153,961)       (116,497)
  Proceeds from sales of mortgage-backed
       securities available for sale ...........         88,339          90,155
  Origination of loans receivable, net .........       (185,301)       (166,854)
  Purchase of loans receivable .................         (1,710)         (4,027)
  Principal collected on loans receivable, net .        163,224         109,287
  Principal collected on mortgage-backed
       securities, net .........................         62,783          18,213
  Disposition of Florence office
       assets and liabilities, net .............           --           (13,619)
  Proceeds from sale of real estate
       acquired through foreclosure, net .......           --                96
  Purchases of office properties and
       equipment ...............................         (2,429)         (1,530)
  Purchases of FHLB stock, net .................           (310)         (1,308)
                                                      ---------       ---------

       Net cash used in
             investing activities ..............        (24,612)        (87,981)
                                                      ---------       ---------

                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000 (CONTINUED)

                                                                               1999              2000
                                                                             ---------       ---------
                                                                                    (Unaudited)
                                                                                   (In thousands)
Cash flows from financing activities:
  Increase in deposits, net ...........................................      $   4,501       $  34,277
  Increase in securities sold
   under agreement to repurchase, net .................................         30,204          25,779
  Proceeds from FHLB advances .........................................        204,850         587,923
  Repayment of FHLB advances ..........................................       (205,235)       (572,417)
  Proceeds(repayments)from other
    borrowings, net ...................................................         (3,868)            500
  Decrease in advance payments by borrowers
     for property taxes and insurance, net ............................           (185)           (215)
  Increase (decrease) in drafts outstanding, net ......................           (402)            844
  Repurchase of treasury stock, at cost ...............................           (226)         (1,377)
  Dividends to stockholders ...........................................         (1,344)         (1,426)
  Exercise of stock options ...........................................            341             551
  Other financing activities, net .....................................          1,539             563
                                                                             ---------       ---------
  Net cash provided by financing activities............................         30,175          75,002
                                                                             ---------       ---------

Net increase (decrease) in cash and cash
    equivalents .......................................................            260          (2,295)
                                                                             ---------       ---------
Cash and cash equivalents at beginning
  of the period .......................................................         15,666          24,233
                                                                             ---------       ---------
Cash and cash equivalents at end
  of the period .......................................................      $  15,926       $  21,938
                                                                             =========       =========

Supplemental information:
  Interest paid .......................................................      $  20,484       $  23,335
                                                                             =========       =========

  Income taxes paid ...................................................      $   1,675       $   2,584
                                                                             =========       =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure .....................................      $     105       $     905
                                                                             =========       =========

Securitization of mortgage loans into
     mortgage-backed securities .......................................      $  15,825       $  14,894
                                                                             =========       =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                             Accumulated
                                                                                                 Other
                                                                                               Compre-
                                                  Additional                                   hensive         Total
                                     Common        Paid-In       Treasury      Retained         Income     Stockholders'
                                     Stock         Capital         Stock        Earnings        (Loss)         Equity
                                     -----         -------         -----        --------        ------         ------
                                                                         (Unaudited)
                                                                       (In thousands)
 Balance at September
  30, 1998 ...................      $     63      $  8,983       $      0       $ 28,369       $    436       $ 37,851
Net income ...................          --            --             --            5,714           --            5,714
Other comprehensive
 income, net of tax:
Unrealized losses arising
 during period, net of
 taxes of $588,400 ...........          --            --             --             --           (1,471)          --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $99,600 .....          --            --             --             --             (149)          --
                                                                                               --------
Other comprehensive loss .....          --            --             --             --           (1,620)        (1,620)
                                                                                               --------       --------
Comprehensive income .........          --            --             --             --             --            4,094
                                                                                                              --------
Treasury stock repurchases ...          --            --             (226)          --             --             (226)
Exercise of stock
  options ....................             1           340           --             --             --              341
Cash dividends ...............          --            --             --           (1,344)          --           (1,344)
                                    --------      --------       --------       --------       --------       --------

Balance at June
  30, 1999 ...................      $     64      $  9,323       $   (226)      $ 32,739       $ (1,184)      $ 40,716
                                    ========      ========       ========       ========       ========       ========


Balance at September
  30, 1999 ...................      $     67      $  9,320       $   (356)      $ 34,288       $ (2,082)      $ 41,237
Net income ...................          --            --             --            6,248           --            6,248
Other comprehensive
 income, net of tax:
Unrealized losses arising
 during period, net of
 taxes of $681,000 ...........          --            --             --             --           (1,702)          --
Less: reclassification
 adjustment for losses
 included in net income,
 net of taxes of $648,000 ....          --            --             --             --            1,057           --
                                                                                               --------
Other comprehensive loss .....          --            --             --             --             (645)          (645)
                                                                                               --------       --------
Comprehensive income .........          --            --             --             --             --            5,603
                                                                                                              --------
Treasury stock repurchases - -          --            --           (1,377)          --             --           (1,377)
Exercise of stock
  options ....................          --             300            600           (349)          --              551
Cash dividends ...............          --            --             --           (1,427)          --           (1,427)
Common stock dividends .......             7         7,616           --           (7,623)          --             --
                                    --------      --------       --------       --------       --------       --------
Balance at June
  30, 2000 ...................      $     74      $ 17,236       $ (1,133)      $ 31,137         (2,727)      $ 44,587
                                    ========      ========       ========       ========       ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 1999, included in the Company's 1999 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:


                                                  September 30,         June 30,
                                                       1999               2000
                                                     ---------        ---------
                                                             (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units ...........       $ 248,433        $ 262,507
   Other, primarily commercial
    real estate ..............................         114,931          132,717
   Construction loans ........................          46,766           51,702
Consumer and commercial loans:
   Installment consumer loans ................          20,026           19,744
   Mobile home loans .........................           1,166            1,736
   Deposit account loans .....................           1,521            1,222
   Equity lines of credit ....................          21,081           22,561
   Commercial and other loans ................          22,818           30,591
                                                     ---------        ---------
                                                       476,742          522,780
Less:
   Allowance for loan losses .................           6,430            6,890
   Deferred loan costs, net ..................            (354)            (442)
   Undisbursed portion of loans in process ...          15,315           11,942
                                                     ---------        ---------
                                                     $ 455,351        $ 504,390
                                                     =========        =========


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                      Nine Months Ended June 30,
                                                      --------------------------
                                                        1999            2000
                                                      -------          -------
                                                             (Unaudited)
                                                        (Dollars in thousands)
Allowance at beginning of
 period .....................................         $ 5,668          $ 6,430
Allowance recorded on
 acquired loans .............................              21               50
Disposition of Florence Office Loans ........            --                (75)
Provision for loan losses ...................             600              753
                                                      -------          -------
Recoveries:
 Residential real estate ....................               2               10
 Commercial real estate .....................             137             --
 Consumer ...................................              65               54
                                                      -------          -------
   Total recoveries .........................             204               64
                                                      -------          -------

Charge-offs:
 Residential real estate ....................            --                 28
 Commercial real estate .....................            --               --
 Consumer ...................................             226              304
                                                      -------          -------
   Total charge-offs ........................             226              332
                                                      -------          -------
   Net charge-offs ..........................              22              268
                                                      -------          -------
 Allowance at end of period .................         $ 6,267          $ 6,890
                                                      =======          =======

Ratio of allowance to net
 loans outstanding at the
 end of the period ..........................            1.36%            1.31%
                                                      =======          =======

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized) .............             .01%             .07%
                                                      =======          =======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                   At June 30, 2000
                                                                   Percent of Loans in each
Balance at end of period applicable to:                    Amount  category to total loans
                                                           ------  -----------------------

Residential Real Estate...........................         $2,005        68.05%
Commercial Real Estate............................          4,607        28.25
Consumer..........................................            278         3.70
                                                           ------       ------
                                                           $6,890       100.00%
                                                           ======       ======

Non-accrual loans, which were over ninety days delinquent, totaled approximately $1.5 million at June 30, 2000. For the nine months ended June 30, 2000, interest income, which would have been recorded, would have been approximately $100,000 had non-accruing loans been current in accordance with their original terms.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEPOSITS

Deposits consist of the following:


                                     September 30, 1999                 June 30, 2000
                                  -----------------------         ---------------------
                                                 Weighted                      Weighted
                                                  Average                       Average
                                   Amount           Rate           Amount         Rate
                                   ------           ----           ------         ----
                                                            (Unaudited)
                                                           (In thousands)
Transaction accounts              $226,218          2.85%        $215,263          3.05%
Passbook accounts                   39,212          2.65           34,696          2.50
Certificate accounts               134,243          4.94          159,138          5.74
                                  --------          ----         --------          ----
                                  $399,673          3.54%        $409,097          4.05%
                                  ========          ====         ========          ====

On March 3, 2000, the Company sold its Florence, South Carolina office which had $24.9 million in deposits. At September 30, 1999 and June 30, 2000, respectively, included in certificate accounts there were $5.3 million and $34.5 million of certificate accounts originated by brokers. These accounts generally mature within 90 days of origination.

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:


                                      September 30, 1999               June 30, 2000
                                  -----------------------       -----------------------
                                                 Weighted                      Weighted
                                                  Average                       Average
                                    Amount          Rate          Amount          Rate
                                    ------          ----          ------          ----
Maturing within:                                         (Unaudited)
                                                        (In thousands)
1 year                            $ 15,461          5.85%       $117,163          6.49%
2 years                             38,946          5.56          34,392          6.83
3 years                              4,761          6.82          10,675          6.33
4 years                             37,357          5.28           6,300          6.07
5 years and thereafter              67,499          5.00          11,000          5.57
                                  --------          ----        --------          ----
                                  $164,024          5.33%       $179,530          6.48%
                                  ========          ====        ========          ====

At September 30, 1999, and June 30, 2000, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $212.1 million and $270.1 million, respectively, as collateral for FHLB advances. At September 30, 1999 and June 30, 2000, included in the four and five years and thereafter maturities were $101.5 million and $15.0 million, respectively, subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise. For the nine months ended June 30, 2000, the FHLB called advances of $85 million.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and nine month periods ended June 30, 1999 and 2000, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine month periods ended June 30, 1999 and 2000, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.

                                                   For the Quarter Ended June 30,
                                         2000          2000            1999             1999
                                     -----------------------------------------------------------
                                         BASIC        DILUTED          BASIC           DILUTED
                                     -----------------------------------------------------------
Net Income                           $    2,152     $    2,152     $    1,985      $       1,985
Weighted average shares
  outstanding                         7,369,000      7,369,000      7,437,000          7,437,000
Effective of Dilutive Securities
  Stock options                                         68,000                           159,000
                                      7,369,000      7,437,000      7,437,000          7,596,000
                                     ----------     ----------     ----------      -------------
Per-share amount                     $     0.29     $     0.29     $     0.27      $        0.26
                                     ==========     ==========     ==========      =============

                                                 For the Nine Months Ended June 30,
                                         2000          2000            1999             1999
                                     -----------------------------------------------------------
                                         BASIC        DILUTED          BASIC           DILUTED
                                     -----------------------------------------------------------
Net Income                           $    6,248     $    6,248     $    5,714      $       5,714
Weighted average shares
  outstanding                         7,400,000      7,400,000      7,349,000          7,349,000
Effective of Dilutive Securities
  Stock options                                        101,000                           244,000
                                      7,400,000      7,501,000      7,349,000          7,593,000
                                     ----------     ----------     ----------      -------------
Per-share amount                      $    0.84      $    0.83      $    0.78      $        0.75
                                     ==========     ==========     ==========      =============

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO
JUNE 30, 2000
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In accordance with Office of Thrift Supervision (OTS) regulations, the Bank is required to maintain specific levels of cash and "liquid" investments in qualifying types of United States Treasury, Federal Agency Securities, mortgage-backed securities, and certain other investments. The required level of such investments is calculated on a "liquidity base" consisting of net withdrawable accounts and short-term borrowings, and is currently equal to 4% of such amount. At June 30, 2000, the Bank's regulatory liquidity level was approximately 16%.

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $227.1 million for the nine months ended June 30, 1999, compared to $195.5 million for the nine months ended June 30, 2000. Originations have decreased as a result of higher interest rates in fiscal 2000. A portion of these loan originations were financed through loan and mortgage-backed securities principal repayments, which amounted to $226.0 million and $127.5 million for the nine month periods ended June 30, 1999 and 2000, respectively. As a result of increasing interest rates, principal repayments on loans have decreased significantly in fiscal 2000. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the nine month period ended June 30, 1999, the Company sold $28.5 million in mortgage loans held for sale, compared to $27.8 million sold for the nine month period ended June 30, 2000.

For the nine month period ended June 30, 1999, the Company purchased $164.1 million in investment and mortgage-backed securities. For the nine month period ended June 30, 2000, the Company purchased $126.2 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $18.2 million within the securities portfolio, sales of mortgage-backed securities of $90.2 million, securities sold under agreements to repurchase and FHLB advances.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
-------------------------------------------

Overall the Bank experienced an increase of $9.4 million in deposits for the nine month period ended June 30, 2000. For the nine month period ended June 30, 2000, transaction accounts decreased $11.0 million and passbook accounts decreased $4.5 million. This was offset by an increase in certificate accounts of $24.9 million. The increase in certificate accounts is primarily due to a $29.2 million growth in brokered deposits.

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

At June 30, 2000, the Company had commitments to originate $8.1 million in mortgage loans, and $30.6 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At June 30, 2000, the Company had $136.3 million of certificates of deposits, which were due to mature within one year. Additionally, at June 30, 2000, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $63.7 million as well as federal funds available of $15.0 million.

As a result of $6.2 million in net earnings, less the cash dividends paid to stockholders of approximately $1.4 million, treasury stock repurchases of approximately $1.4 million and the net change in unrealized loss on securities available for sale, net of income tax of $645,000, stockholders' equity increased from $41.2 million at September 30, 1999 to $44.6 million at June 30, 2000. During the nine months ended June 30, 2000, the Company has repurchased approximately 123,000 shares at approximately $11.12 per share, adjusted for stock dividends.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $49.5 million at June 30, 2000, exceeding the core capital requirement by $18.6 million. At June 30, 2000, the Bank's risk-based capital of approximately $54.7 million exceeded its current risk-based capital requirement by $19.7 million. (For further information see Regulatory Capital Matters)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
JUNE 30, 1999 AND 2000
----------------------

GENERAL
-------

   Net income increased from $2.0 million for the three months ended June 30, 1999, to $2.2 million for three months ended June 30, 2000, or 8.4%. Net interest income increased $356,000 primarily as a result of an increase of $2.5 million in interest income offset by a $2.1 million increase in interest expense. Provision for loan losses were $190,000 for the three months ended June 30, 1999, compared to $283,000 for the three months ended June 30, 2000. Other income increased $123,000. General and administrative expense increased from $3.8 million for the quarter ended June 30, 1999, to $4.0 million for the quarter ended June 30, 2000.


INTEREST INCOME
---------------

   Interest income for the three months ended June 30, 2000, increased to $14.9 million as compared to $12.4 million for the three months ended June 30, 1999. The earning asset yield for the three months ended June 30, 2000, was 8.46% compared to a yield of 7.80% for the three months ended June 30, 1999. The average yield on loans receivable for the three months ended June 30, 2000,was 8.91% compared to 8.39% for the three months ended June 30, 1999. The yield on investments increased to 7.29% for the three months ended June 30, 2000, from 6.21% for the three months ended June 30, 1999. Total average interest-earning assets were $712.6 million for the quarter ended June 30, 2000 as compared to $645.6 million for the quarter ended June 30, 1999. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $46.0 million and securities of approximately $21.0 million.

INTEREST EXPENSE
----------------

   Interest expense on interest-bearing liabilities was $8.7 million for the three months ended June 30, 2000, as compared to $6.6 million for June 30, 1999. The average cost of deposits for the three months ended June 30, 2000, was 4.07% compared to 3.70% for the three months ended June 30, 1999. The cost of interest-bearing liabilities was 5.06% for the three months ended June 30, 2000, as compared to 4.30% for the three months ended June 30, 1999. The cost of FHLB advances and reverse repurchase agreements was 6.30% and 6.67%, respectively, for the three months ended June 30, 2000. For the three months ended June 30, 1999, the cost of FHLB advances and reverse repurchase agreements was 5.24% and 5.40%, respectively. Total average interest-bearing liabilities increased from $617.9 million at June 30, 1999 to $691.0 million at June 30, 2000. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $17.2 million, reverse repurchase agreements of $32.9 million and FHLB advances of $23.3 million.

NET INTEREST INCOME
-------------------

   Net interest income was $6.1 million for the three months ended June 30, 2000, as compared to $5.8 million for the three months ended June 30, 1999. The net interest margin was 3.40% for the three months ended June 30, 2000, compared to 3.50% for the three months ended June 30, 1999.

   During calendar year 2000, interest rates have increased significantly. At June 30, 1999, September 30, 1999 and June 30, 2000, the prime rate of interest was 7.75%, 8.25% and 9.50%. Should interest rates continue to increase, certain of the Bank's adjustable rate loans may reach their lifetime interest rate change cap. In addition, a high percentage of the Company's assets are adjustable rate mortgage loans which reprice annually; whereas, many of the

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

NET INTEREST INCOME - CONTINUED
-------------------------------

Company's liabilities reprice in 60 to 180 days. The Company expects that as a result of this rapidly rising interest rate environment, its net interest margin may decrease in the second half of calendar 2000. Should interest rates continue to increase, the Company would most likely continue to experience a decrease in its interest rate spread.

PROVISION FOR LOAN LOSSES
-------------------------

   The provision for loan losses was $190,000 for the three months ended June 30, 1999 compared to $283,000 for the three months ended June 30, 2000. Due to the significant growth in loans experienced by the Company in its third quarter of fiscal 2000, the Company increased its provision by approximately $50,000. For the three months ended June 30, 2000, net charge-offs were $68,000 compared to net charge-offs of $83,000 for the three months ended June 30, 1999. The allowance for loan losses as a percentage of total loans was 1.31% at June 30, 2000, compared to 1.36% at September 30, 1999. Loans delinquent 90 days or more were .29% of total loans at June 30, 2000, compared to .30% at September 30, 1999. The allowance for loan losses was 461% of loans delinquent more than 90 days at June 30, 2000, as compared to 449% at September 30, 1999. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

   For the three months ended June 30, 2000, other income was $1.4 million compared to $1.3 million for the three months ended June 30, 1999. Fees and service charges were $542,000 for the three months ended June 30, 2000, compared to $466,000 for the three months ended June 30, 1999. As a result of increased interest rates, the Company's conforming loan origination volume has decreased. Consequently, gain on sale of loans was $137,000 for the quarter ended June 30, 2000, compared to $245,000 for the quarter ended June 30, 1999. Should interest rates continue to increase, gain on sale of loans may decline further. Gain on sales of securities was $58,000 for the quarter ended June 30, 2000, compared to $24,000 for the quarter ended June 30, 1999. Other income was $699,000 for the three months ended June 30, 2000, as compared to $588,000 for the three months ended June 30, 1999. The increase is primarily due to increased commissions from the sale of non-depository products and rental income.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

   General and administrative expenses increased from $3.8 million for the three months ended June 30, 1999, to $4.0 million for the three months ended June 30, 2000. Salaries and employee benefits were $2.2 million for the three months ended June 30, 1999 and 2000. Primarily as a result of three office additions, net occupancy, furniture and fixtures and data processing expenses increased $136,000 when comparing the two periods. Other expenses were $690,000 for the quarter ended June 30, 2000, compared to $691,000 for the quarter ended June 30, 1999.

INCOME TAXES
------------

   Income taxes were $1.2 million for the three months ended June 30, 1999 and 2000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 1999 AND 2000
----------------------

GENERAL
-------

   Net income increased from $5.7 million for the nine months ended June 30, 1999, to $6.2 million for nine months ended June 30, 2000, or 9.3%. Diluted earnings per share increased 10.7% as a result of earnings and reduced common equivalent shares outstanding. Net interest income increased $1.6 million primarily as a result of an increase in interest income of $5.8 million offset by an increase of $4.2 million in interest expense. Provision for loan losses increased from $600,000 for the nine months ended June 30, 1999, to $753,000 for the nine months ended June 30, 2000. Other income increased $59,000. General and administrative expenses increased $823,000. During the nine months ended June 30, 2000, the Bank sold its Florence office to First Federal. The office had deposits of $24.9 million and loans of $10.9 million. (For further information, see Other Income).

INTEREST INCOME
---------------

   Interest income for the nine months ended June 30, 2000, increased to $42.6 million as compared to $36.8 million for the nine months ended June 30, 1999. The earning asset yield for the nine months ended June 30, 2000, was 8.24% compared to a yield of 7.79% for the nine months ended June 30, 1999. The average yield on loans receivable for the nine months ended June 30, 2000, was 8.66% compared to 8.56% for the nine months ended June 30, 1999. The yield on investments increased to 7.23% for the nine months ended June 30, 2000, from 5.85% for the nine months ended June 30, 1999. Total average earning assets were $696.8 million for the nine month period ended June 30, 2000, as compared to $638.6 million for the nine month period ended June 30, 1999.

INTEREST EXPENSE
----------------

   Interest expense on interest-bearing liabilities was $24.3 million for the nine months ended June 30, 2000, as compared to $20.2 million for the nine months ended June 30, 1999. The average cost of deposits for the nine months ended June 30, 2000 and 1999 was 3.80%. The cost of interest-bearing liabilities was 4.68% for the nine months ended June 30, 2000, as compared to 4.34% for the nine months ended June 30, 1999. Total average interest-bearing liabilities increased from $613.3 million at June 30, 1999 to $689.1 million at June 30, 2000.

NET INTEREST INCOME
-------------------

   Net interest income was $18.3 million for the nine months ended June 30, 2000, as compared to $16.7 million for the nine months ended June 30, 1999. The net interest margin increased to 3.56% for the nine months ended June 30, 2000, from 3.44% for the nine months ended June 30, 1999.

   During calendar year 2000, interest rates have increased significantly. At June 30, 1999, September 30, 1999 and June 30, 2000, the prime rate of interest was 7.75%, 8.25% and 9.50%. Should interest rates continue to increase, certain of the Bank's adjustable rate loans may reach their lifetime interest rate change cap. In addition, a high percentage of the Company's assets are adjustable rate mortgage loans which reprice annually; whereas, many of the Company's liabilities reprice in 90 to 180 days. The Company expects that as a result of this rapidly rising interest rate environment, its net interest margin may decrease in the second half of fiscal 2000. Should interest rates continue
to increase, the Company would most likely   experience a further decrease in
its interest rate spread.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000


PROVISION FOR LOAN LOSSES
-------------------------

   The provision for loan losses increased from $600,000 for the nine months ended June 30, 1999, to $753,000 for the nine months ended June 30, 2000. For the nine months ended June 30, 2000, net charge-offs were $268,000 compared to net charge-offs of $22,000 for the nine months ended June 30, 1999. The allowance for loan losses as a percentage of total loans was 1.31% at June 30, 2000, compared to 1.36% at September 30, 1999. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

   For the nine months ended June 30, 2000, other income increased $59,000 to $4.4 million compared to $4.3 million for the nine months ended June 30, 1999. Fees and service charges for the nine months ended June 30, 2000, were $1.6 million compared to $1.5 million for the nine months ended June 30, 1999. Gain on sale of loans was $822,000 for the nine months ended June 30, 1999, compared to $485,000 for the nine months ended June 30, 2000. The Company experienced lower gains on sales as a result of rising interest rates during the period and reduced sales. With interest rates continuing to increase, the Bank expects that this trend may continue. Loss on sale of securities was $1.7 million for the nine months ended June 30, 2000, compared to gains of $249,000 for the nine months ended June 30, 1999. This is the result of the Bank restructuring a portion of its available for sale investment portfolio. The losses were offset by a gain on the sale of the Florence office deposits of $1.7 million. Other income was $2.3 million for the nine months ended June 30, 2000, compared to $1.7 million for the nine months ended June 30, 1999. This is primarily due to increased commissions on the sale of non-depository products and rental income.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

   General and administrative expenses increased from $11.4 million for the nine months ended June 30, 1999, to $12.2 million for the nine months ended June 30, 2000. Salaries and employee benefits increased $617,000, or 9.8% primarily due to staffing for three new offices and a loan production office in Wilmington, NC. Also as a result of the three office additions, net occupancy, furniture and fixtures and data processing expense increased $280,000. Other expense was $2.2 million for the nine months ended June 30, 1999 and 2000.


INCOME TAXES
------------

   Income taxes increased from $3.3 million for the nine months ended June 30, 1999, to $3.5 million for the nine months ended June 30, 2000, as a result of increased income before taxes.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.


                                                                                         Categorized as "Well
                                                                                          Capitalized" Under
                                                                   For Capital            Prompt Corrective
                                           Actual                Adequacy Purposes          Action Provision
                                           ------                -----------------          ----------------
                                   Amount          Ratio        Amount        Ratio       Amount        Ratio
                                   ------          -----        ------        -----       ------        -----
                                                               (Dollars In Thousands)
As of June 30, 2000:
 Total Capital:                   $54,650         12.52%       $34,911         8.00%       $43,638         10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $49,491         11.34%           N/A           N/A       $26,183          6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $49,491          6.41%       $30,797         4.00%       $38,496          5.00%
   (To Total Assets)
 Tangible Capital:                $49,491          6.41%       $11,549         1.50%           N/A           N/A
   (To Total Assets)

                                       18

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. SFAS 137 amends SFAS 133 to delay the required adoption date by one year. SFAS 138 amends SFAS 133 to address a limited number of issues causing implementation difficulties. This statement is effective for fiscal quarters in fiscal years beginning after June 15, 2000. The Company will be required to adopt this statement October 1, 2000.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 2000


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At June 30, 2000, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 1999.

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

                                           COASTAL FINANCIAL CORPORATION

August 14, 2000                            /s/ Michael C. Gerald
---------------                            ----------------------
Date                                       Michael C. Gerald
                                           President and Chief Executive Officer

August 14, 2000                            /s/ Jerry L. Rexroad
---------------                            ---------------------
Date                                       Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer