Form 10-K
period 2000-09-30
COASTAL FINANCIAL CORP /DE
filed 2000-12-26
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-K


         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 2000

                                       OR


         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                         Delaware                            57-0925911
      --------------------------------------------          -------------
      (State or other jurisdiction of incorporation     (I.R.S. Employer I.D.)
                     or organization)


      2619 Oak Street, Myrtle Beach, South Carolina            29577-3129
      ---------------------------------------------           ------------
        (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:      (843) 205-2000
                                                               --------------

      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----

      Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [_].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of December 15, 2000, there were issued and outstanding 7,263,918 shares of the registrant's Common Stock.

                  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" on December 15, 2000, was $73,583,489(7,263,918) shares at $10.13 per share, which is the average of the closing ask and closing bid price on December 15, 2000. It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Parts I and II)

         2. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business

General

         Coastal Financial Corporation ("Coastal Financial" or the "Corporation") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Savings Bank ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. On April 1, 1993 Coastal Federal's investment in Coastal Investor Services, Inc., formerly named Coastal Investment Services, Inc., was transferred to Coastal Financial and became a first tier subsidiary of the Corporation. The financial results contained herein relate primarily to the Corporation's principal subsidiary, Coastal Federal.

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

         Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, ten branch offices located in South Carolina, one branch office located in Sunset Beach, North Carolina, and one branch office located in Wilmington, North Carolina. The Bank expects to open an additional office in Brunswick County and Horry County in its second fiscal quarter. At September 30, 2000, Coastal Financial had total assets of $768.8 million, total deposits of $406.2 million and stockholders' equity of $46.9 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 205-2000.

         Eleven of Coastal Federal's thirteen offices are in Horry County, South Carolina. The economy of the Horry County area depends primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

         Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer, commercial business loans and commercial real estate loans. Commercial real estate loans were 24.7% of total loans at September 30, 2000.

         As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 2000, 4.3% and 8.5%, respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

Rate/Volume Analysis

The following table sets forth certain information regarding changes to interest income and interest expense of the Corporation for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate), (iii) changes in rate-volume (change in rate multiplied by change in volume), and (iv) the net change (the sum of the prior columns). Non-accrual loans are included in the average volume calculations.

                                                                      Year Ended September 30,
                                 ---------------------------------------------------------------------------------------------------
                                            1998 Compared to 1997                            1999 Compared to 1998
                                             Increase (Decrease)                              Increase (Decrease)
                                         ____________Due to__________                     ____________Due to__________
                                                     ------                                           ------
                                   Rate        Volume       Rate/         Net        Rate          Volume        Rate/        Net
                                   ----        ------       -----         ---        ----          ------        -----        ---
                                                           Volume                                         Volume
                                  ----------------------------------------------    ------------------------------------------------
                                                                                               (Dollars in thousands)
Interest-Earning Assets:
 Loans ....................     $   195       $ 2,240      $    13       $ 2,448     $  (830)      $ 3,150     $   (93)     $ 2,227
 Mortgage-backed
 Securities/Investments ...        (436)        4,711         (992)        3,283         201         3,156          81        3,438
                                --------      -------      --------      -------     -------       -------     -------      -------

Total net change in
 income on interest-
 earning assets ...........        (241)        6,951         (979)        5,731        (629)        6,306         (12)       5,665
                                --------     --------      --------      -------     -------       -------     -------      -------

Interest-Bearing
 Liabilities:

 Deposits .................        (165)        1,089          (13)          911      (1,188)        1,148         108           68
 FHLB advances ............        (298)        1,501          (83)        1,120        (392)        2,564        (165)       2,007
 Repurchase
   Agreements .............         (47)        2,422         (100)        2,275         (49)          519          (5)         465
                               ---------      -------      --------      -------     -------       -------     -------      -------

Total net change in
 expense on interest-
 bearing liabilities ......        (510)        5,012         (196)        4,306      (1,629)        4,231         (62)       2,540
                               ---------      -------      --------      -------     -------       -------     -------      -------

Net change in net
 Interest income ..........    $    269       $ 1,939      $  (783)      $ 1,425     $ 1,000       $ 2,075     $    50      $ 3,125
                               ========       =======      ========      =======     =======       =======     =======      =======



                                   --------------------------------------------------
                                               2000 Compared to 1999
                                                Increase (Decrease)
                                            __________Due to__________
                                                      ------
                                       Rate        Volume       Rate/        Net
                                       ----        ------       -----        ---
                                                                Volume
                                    -------------------------------------------------

Interest-Earning Assets:
 Loans ....................          $   857      $ 4,477      $   130       $ 5,464
 Mortgage-backed
 Securities/Investments ...            1,991          906          159         3,056
                                     -------      -------      -------       -------

Total net change in
 income on interest-
 earning assets ...........            2,848        5,383          289         8,520
                                     -------      -------      -------       -------

Interest-Bearing
 Liabilities:

 Deposits .................              427          680           35         1,142
 FHLB advances ............            1,336          889          154         2,379
 Repurchase
   Agreements .............              576        2,215          333         3,124
                                     -------      -------      -------       -------

Total net change in
 expense on interest-
 bearing liabilities ......            2,339        3,784          522         6,645
                                     -------      -------      -------       -------

Net change in net
 Interest income ..........          $   509      $ 1,599      $  (233)      $ 1,875
                                     =======      =======      =======       =======

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

                                                                 Year Ended September 30,
                                      ---------------------------------------------------------------------------
                                                        1998                                    1999
                                      -----------------------------------     -----------------------------------
                                         Average                   Yield/      Average                    Yield/
                                         Balance     Interest      Rate        Balance      Interest       Rate
                                         -------     --------      ----        -------      --------      -------
                                                                                (Dollars in thousands)
ASSETS

 Loans ................................  $414,938     $ 36,314     8.75%     $450,940       $ 38,541       8.55%
 Mortgage-backed
  Securities/Investments(1) ...........   125,509        7,580     6.04       177,758         11,018       6.20
Total interest-earning                   --------     --------     ----      --------       --------       ----
 assets ...............................  $540,447     $ 43,894     8.11%     $628,698       $ 49,559       7.88%
                                         ========     ========     ====      ========       ========       =====
LIABILITIES

 Transaction accounts .................   179,398        5,756     3.21       210,072          6,368       3.03
 Passbook accounts ....................    36,102          924     2.56        33,310            962       2.89
 Certificate accounts .................   144,569        7,879     5.45       144,698          7,297       5.04
 FHLB advances ........................   115,389        6,488     5.62       161,005          8,495       5.28
 Securities sold under
   repurchase agreements ..............    60,998        3,404     5.58        70,299          3,869       5.50
  Total interest-bearing                 --------      -------     ----      --------       --------      -----
   liabilities.........................  $536,456     $ 24,451     4.60%     $619,384       $ 26,991       4.33%
                                         ========     ========     ====      ========       ========       ====


Net interest income/
 interest rate spread .................               $ 19,443     3.51%                    $ 22,568       3.55%
Net yield on interest earning
 assets ...............................                            3.64%                                   3.67%

Ratio of interest earning assets
 to interest-bearing
 liabilities ..........................                            1.03x                                  1.03x


                                              Year Ended September 30,
                                      ------------------------------------
                                                      2000
                                       -----------------------------------
                                       Average                    Yield/
                                       Balance       Interest      Rate
                                       --------     ---------      ----

ASSETS

 Loans ............................... $503,306      $ 44,005      8.74%
 Mortgage-backed .....................  192,375        14,074      7.32
                                       --------      --------      -----
  Securities/Investments(1)
Total interest-earning

 assets .............................. $695,681      $ 58,079      8.34%
                                       ========      ========     =====
LIABILITIES

 Transaction accounts ................  215,255         6,283      2.92
 Passbook accounts ...................   40,891           909      2.22
 Certificate accounts ................  149,982         8,577      5.72
 FHLB advances .......................  177,834        10,874      6.11
 Securities sold under
   repurchase agreements .............  110,563         6,993      6.32
  Total interest-bearing               --------      --------     -----
   liabilities........................ $694,525      $ 33,636      4.84%
                                       ========      ========     =====


Net interest income/
 interest rate spread ................               $ 24,443      3.50%
Net yield on interest earning
 assets ..............................                             3.57%

Ratio of interest earning assets
 to interest-bearing
 liabilities .........................                             1.02x


-----------------------
 (1)  Includes short-term interest-bearing deposits and Federal funds sold.


<

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

         The Bank's loan portfolio totaled approximately $521.9 million at September 30, 2000, representing approximately 67.9% of its total assets. On that date, approximately 56.1% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

         In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2000, adjustable rate loans constituted approximately $384.4 million (or 73.7%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 26.3% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

The following table set forth the composition of the Corporation's loan portfolio by type of loan as of the dates indicated.

                                                                                           At September 30,
                                       ---------------------------------------------------------------------------------------------
                                              1996                     1997                    1998                        1999
                                       -------------------       ----------------      ----------------------   --------------------
                                       Amount      Percent       Amount   Percent      Amount      Percent       Amount    Percent
                                       ------      -------       ------   -------      ------      -------       ------    -------
                                                           (Dollars in thousands)
Mortgage loans:
 Construction .....................  $  34,566       8.65%    $  34,216     7.93%    $  31,261      7.09%   $   46,766       9.48%
 On existing property ..............   231,373      57.89       240,268    55.69       254,161     57.63       265,069      53.73
 Income property (Commercial) ......    73,295      18.34        97,680    22.64        95,420     21.63       114,931      23.29
Commercial business loans ..........    14,831       3.71        10,939     2.54        14,848      3.37        22,818       4.62
Consumer loans:
 Mobile home .......................     1,103       0.28         1,291     0.30           990      0.22         1,166       0.24
 Automobiles .......................     7,261       1.82         6,055     1.40         5,106      1.16         6,809       1.38
 Equity lines of credit ............    12,441       3.11        15,294     3.54        18,655      4.23        21,081       4.27
 Other .............................    24,776       6.20        25,714     5.96        20,567      4.67        14,738       2.99
                                     ---------     ------       -------  -------     ---------      ----      --------       ----

Total loans and loans
    held for sale .................. $ 399,646     100.00%     $431,457   100.00%     $441,008    100.00%   $  493,378     100.00%
                                                   =======               =======                  ======                   ======

Less:
 Loans in process ..................   (18,589)                 (15,084)               (11,292)               (15,315)
 Deferred loan (fees) costs ........       286                      458                    702                    354
 Allowance for loan losses .........    (4,172)                  (4,902)                (5,668)                (6,430)
                                      --------                ---------                -------                 -------

Total loans and loans held
       for sale, net ............... $ 377,171                $ 411,929              $ 424,750              $ 471,987
                                     =========                =========              =========              =========


                                      -----------------------
                                              2000
                                      -----------------------
                                        Amount      Percent
                                        ------      -------

Mortgage loans:
 Construction .....................   $  54,905       10.13%
 On existing property ..............    283,851       52.39
 Income property (Commercial) ......    133,569       24.65
Commercial business loans ..........     23,357        4.31
Consumer loans:
 Mobile home .......................      1,374        0.25
 Automobiles .......................      7,789        1.44
 Equity lines of credit ............     23,009        4.25
 Other .............................     13,915        2.58
                                     ----------      ------

Total loans and loans
    held for sale ..................    $541,769     100.00%
                                                    ========

Less:
 Loans in process ..................    (13,329)
 Deferred loan (fees) costs ........        519
 Allowance for loan losses .........     (7,064)
                                     ----------

Total loans and loans held
       for sale, net ............... $  521,895
                                     ==========

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

         The Bank offers adjustable rate mortgage loans ("ARMs"), the interest rates of which generally adjust based upon either the prime rate or treasury securities indices. The interest rates on ARMs generally may not adjust more than 2% per year and 6% over the life of the loan. Based upon market conditions, the Bank may originate ARMs at below the fully phased-in interest rate but generally qualifies borrowers for one-year and three-year ARMS at 2% above the initial rate when the loan to value ratio exceeds 70%. Monthly payments could increase significantly at the first repricing period. Although Coastal Federal's ARMs are beneficial in helping Coastal Federal improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. Should interest rates continue to increase, certain of the Bank's adjustable rate loans may reach their lifetime interest rate change cap. At September 30, 2000, $3.8 million of the Bank's adjustable rate loans were within 200 basis points of their cap. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans. Whereas a significant decrease in rates could cause repayments to increase significantly.

         Coastal Federal also offers one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates. Loans sold to correspondents amounted to $24.8 million and $13.4 million, respectively, in fiscal 1999 and 2000. Coastal Federal sold approximately $36.0 million and $20.3 million, respectively, of mortgages in 1999 and 2000 to FHLMC. In addition, Coastal Federal securitized and sold mortgages to FHLMC of $27.7 million and $14.9 million in 1999 and 2000, respectively.

         At September 30, 2000, approximately $292.7 million or 56.1% of the Bank's loan portfolio consisted of one-to-four family residential loans.

         Construction Loans. The Bank originates construction loans on single-family residences that generally have a term of six to twelve months for individuals or one year for builders. The individual's loans are generally tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is indexed to the prime rate as published in The Wall Street Journal or current permanent loan rate and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

         The interest rate on commercial real estate construction loans presently offered by the Bank is indexed to either the U.S. Treasury securities or the prime rate as published in The Wall Street Journal. Commercial real estate construction financing generally exposes the lender to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected rather than historical, income and rental results. The Bank's risk of loss on such loans depends largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. Coastal Federal generally provides a permanent financing commitment on commercial properties at the time the Bank provides the construction financing.

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

         At September 30, 2000, approximately $54.9 million or 10.5% of the Bank's gross loan portfolio consisted of construction loans on both residential ($18.0 million) and commercial properties ($36.9 million). Undisbursed proceeds on these loans amounted to $13.3 million at September 30, 2000.

         Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2000, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $223.5 million. At such date, the Bank had non-residential real estate loans outstanding of $133.6 million. The Bank will maintain a level of these loan types within the guidelines set forth. The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities. Such loans generally have a fifteen to twenty year term, with the payments based up to a similar amortization schedule. The Bank may require the loan to include a call option at the Bank's option in five to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

         Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry County, Georgetown County, all within South Carolina and Brunswick and New Hanover Counties, North Carolina. Additionally, the Bank has, on a limited basis, originated commercial real estate loans secured by properties located in other parts of North and South Carolina.

         Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $46.1 million, or 8.5% of the total loan portfolio, at September 30, 2000.

         Coastal Federal has marketed consumer loans in order to provide a wider range of financial services to its customers. These loans also have a shorter term and normally higher interest rates than residential real estate loans.

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

         Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms which generally do not exceed one year. The majority of these loans have interest rates which adjust with changes in the prime rate as published in The Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2000, the Bank had $23.4 million outstanding in commercial business loans, which represented approximately 4.3% of its loan portfolio.

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

Loan Maturity

         The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                        More than      More than     More than     More than
                                        One Year      Three Years   Five Years    Ten Years
                            One Year    Through        Through       Through       Through         Over
                            or Less    Three Years    Five Years    Ten Years     Twenty Years    Twenty Years       Totals
                            --------   -----------    ----------    ---------     ------------    ------------       ------
                                                        (In thousands)
First mortgage loans . .   $ 37,508    $   2,058    $   1,894     $  18,161     $  67,992          $  196,614      $  324,227
Other residential and
   non-residential . . .     46,293       20,752        5,213        10,114        47,785               3,412         133,569
Equity lines of credit .     23,009           --                         --            --                  --          23,009
Consumer loans . . . . .      5,800        3,921        5,195           606         1,985                 226          17,733
Commercial loans . . . .     17,129        1,813        2,841           255         1,229                  90          23,357
                           ---------     --------     --------      --------      --------             ------     -----------
       Total loans . . .  $ 129,739    $  28,544    $  15,143     $  29,136    $  118,991          $  200,342      $  521,895
                          ==========   ==========   ==========    ==========   ===========        ===========     ===========



         The following table sets forth the dollar amount of all loans due after one year at September 30, 2000 which have fixed interest rates and those which have floating or adjustable interest rates.

                                  Fixed       Floating or
                                  Rates     Adjustable Rates   Totals
                                  -----     ----------------   ------
                                            (In thousands)

First mortgage loans ......      $ 57,153      $229,566      $286,719
Other residential and
    Non-residential .......        18,862        68,414        87,276
Consumer loans ............        10,647         1,286        11,933
Commercial loans ..........         3,889         2,339         6,228
                                 --------      --------      --------
       Total loans ........      $ 90,551      $301,605      $392,156
                                 ========      ========      ========

         Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

         Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All loan applications over $500,000 require the approval by a member or members, depending on loan size, of the Bank's Internal Loan Committee, Director Gerald and Executive Vice Presidents Rexroad and Stalvey. All loan applications greater than $2,000,000 require the approval of the Bank's Loan Committee which consists of Directors Clemmons, Gerald, Thompson and Executive Vice Presidents Rexroad and Stalvey. All first mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance, must be approved by a member of the Bank's Loan Committee.

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

         Loan Originations, Purchases and Sales. The Bank is qualified to service loans for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 2000, the Bank was servicing loans sold to others with a principal balance of approximately $106.1 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. At September 30, 2000, the Bank's consolidated loan portfolio included purchased loans of approximately $23.3 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                       Year Ended September 30,
                                              -------------------------------------------
                                                  1998           1999             2000
                                              ------------    ----------        ---------
                                                           (In thousands)
Loans receivable, net, at the beginning
    of the period .......................      $ 411,929       $ 424,750       $ 471,987
                                               ---------       ---------       ---------

Loans originated:
  Construction ..........................         62,805          72,456          68,799
  Residential ...........................         70,588          96,510         120,961
  Nonresidential ........................         23,622          22,233          10,480
  Land ..................................         20,025          19,060           6,103
  Commercial business ...................         16,076          29,232          29,419
  Consumer ..............................         12,136          16,866          11,434
                                               ---------       ---------       ---------
    Total loans originated ..............        205,252         256,357         247,196
                                               ---------       ---------       ---------

Loans purchased, primarily single
family residential mortgages ............         10,442           9,078           4,027
                                               ---------       ---------       ---------

Loans sold ..............................        (71,674)        (60,781)        (33,695)
                                               ---------       ---------       ---------

Loan principal repayment and other ......       (125,289)       (128,805)       (139,900)
                                               ---------       ---------       ---------

Sale of loans, related to the sale of the
Florence office .........................           --              --           (10,897)

Securitization of mortgage loans ........         (4,997)        (27,713)        (14,894)

Other ...................................           (913)           (899)         (1,929)
                                               ---------       ---------       ---------

Loans receivable, net, at end of period .      $ 424,750       $ 471,987       $ 521,895
                                               =========       =========       =========

         Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option. Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 2000, the Company had residential loan origination commitments of approximately $4.3 million.

         Loan Origination and Other Fees. Coastal Federal may receive loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. Coastal Federal allows the purchaser to reduce the rate of interest by the payment of points at the customers' options. Fees on long-term commercial real estate and residential construction loans vary with loan type.

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                            At September 30,
                                 -----------------------------------------------------------------
                                   1996          1997           1998         1999          2000
                                   ----          ----           ----         ----          ----
                                                      (Dollars in thousands)
Loans accounted for on a
nonaccrual basis:

Real estate -
   Residential ...........       $  307        $   71        $  222        $1,097        $2,080
   Commercial ............           --            --            --           267         2,478
   Commercial business ...           60            99         1,962            --            --
   Consumer ..............           78            87            73            67           224
                                 ------        ------        ------        ------        ------
     Total ...............          445           257         2,257         1,431         4,782
                                 ------        ------        ------        ------        ------

Accruing loans which are
contractually past due
90 days or more:

   Real estate -
     Residential .........           --            --            --            --            --
     Commercial ..........           --            --            --            --            --
   Commercial business ...           --            --            --            --            --
   Consumer ..............           --            --            --            --            --
                                 ------        ------        ------        ------        ------
      Total ..............           --            --            --            --            --
                                 ------        ------        ------        ------        ------

Restructured loans .......           --            --            --           418           419
Real estate owned ........          323           250            35            96           867
Other nonperforming assets           --            --            --            --            --
                                 ------        ------        ------        ------        ------
Total nonperforming assets       $  768        $  507        $2,292        $1,945        $6,068
                                 ======        ======        ======        ======        ======
Total nonaccrual loans to
  net loans ..............         0.12%         0.06%         0.54%         0.30%         0.92%
Total nonaccrual loans to
  total assets ...........         0.10%         0.05%         0.35%         0.20%         0.62%
Total nonperforming assets
  to total assets ........         0.17%         0.10%         0.36%         0.27%         0.79%



         In fiscal years 1998, 1999 and 2000, interest income which would have been recorded was approximately $181,000, $46,000 and $220,000, respectively, had nonaccruing loans been current in accordance with their original terms. At September 30, 2000, impaired loans totaled $1.4 million and consisted primarily of two commercial loans. There were no impaired loans at September 30, 1999. Included in the allowance for loan losses at September 30, 2000 was $345,000 related to impaired loans. The average recorded investment in impaired loans for the year ended September 30, 2000 was $1.5 million. No interest income was recognized on impaired loans in fiscal 2000.

         The allowance for uncollectible interest which is netted against accrued interest receivable totaled $70,000 and $242,000 at September 30, 1999 and 2000, respectively.

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

         Coastal Federal had seven individual classified assets in excess of $750,000 as of September 30, 2000. At that date, classified assets amounted to $18.5 million ($7.7 million substandard; $278,000 doubtful; and $10.6 million special mention). Substandard assets consist primarily of ten commercial real estate loans with aggregate balances of approximately $5.5 million at September 30, 2000. Special mention assets consist primarily of eight commercial real estate loans with aggregate balances of approximately $9.9 million at September 30, 2000.

         Allowance for Loan Losses. In making loans, the Bank recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         The Bank's management evaluates the need to establish allowances for losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Additions to the allowance for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended September 30, 1998, 1999 and 2000 of $865,000, $750,000 and $978,000, respectively. As a result, the Bank has a $7.1 million allowance for loan losses as of September 30, 2000. The allowance as a percentage of loans receivable was 1.35% at September 30, 2000 compared to 1.36% at September 30, 1999. See "Management's Discussion and Analysis - Non-Performing Assets and - Allowance for Loan Losses" in the 2000 Annual Report to Stockholders attached hereto and incorporated by reference.

         While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP at September 30, 2000, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely affecting the Bank's financial condition and earnings.

Loan Loss Allowance Analysis

         The following table sets forth analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                                                Year Ended September 30,
                                           ---------------------------------------------------------------
                                             1996           1997          1998          1999         2000
                                             ----           ----          ----          ----        -----
                                                                     (Dollars in thousands)
Allowance at beginning of
  period ............................      $ 3,578       $ 4,172       $ 4,902       $ 5,668       $ 6,430
Allowance recorded on
  acquired loans ....................           --           110           109           112            50
Sale of Florence office loans .......           --            --            --            --           (75)
Provision for loan losses ...........          790           760           865           750           978
                                           -------       -------       -------       -------       -------
Recoveries:
  Residential real estate ...........           --            20             7           184            12
  Commercial real estate ............           75            14             1            13            --
  Real estate construction ..........           --            --            --            --            --
  Consumer ..........................            7            38            56            55            65
                                           -------       -------       -------       -------       -------
   Total recoveries .................           82            72            64           252            77
                                           -------       -------       -------       -------       -------

Charge-offs:
  Residential real estate ...........           24            46            28            15            28
  Commercial real estate ............          216            --            17             8            --
  Real estate construction ..........           --            --            --            --            --
  Consumer ..........................           38           166           227           329           368
                                           -------       -------       -------       -------       -------
   Total charge-offs ................          278           212           272           352           396
                                           -------       -------       -------       -------       -------
   Net charge-offs (recoveries) .....          196           140           208           100           319
                                           -------       -------       -------       -------       -------
Allowance at end of period ..........      $ 4,172       $ 4,902       $ 5,668       $ 6,430       $ 7,064
                                           =======       =======       =======       =======       =======

Ratio of allowance to net
  loans outstanding at the
  end of the period .................         1.11%         1.19%         1.33%         1.36%         1.35%

Ratio of net charge-offs (recoveries)
  to average loans outstanding
  during the period .................         0.05%         0.04%         0.05%         0.02%         0.06%


Loan Loss Allowance by Category

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                          September 30,
                          ---------------------------------------------------------------------------------------------------------
                                          1996                                1997                                 1998
                          ---------------------------------  -----------------------------------  ---------------------------------

                                      As a %     Loan Type                As a %      Loan Type              As a %       Loan Type
                                     of out-     As a %                  of out-      As a %                 of out-      As a %
                                     standing    of out-                 standing     of out-                standing     of out-
                                     loans in    standing                loans in     standing               loans in     standing
                          Amount     category    loans       Amount      category     loans       Amount     category     loans
                          ------     --------    -----       ------      --------     -----       ------     --------     -----
                                                                    (Dollars in thousands)
Real Estate - mortgage

 Residential               $  837      0.37%       65.35%      $1,064     0.41%       63.56%       $1,375     0.47%       67.60%
 Commercial                 2,875      3.80        22.34        3,261     2.78        28.52%        3,685     3.30        26.32
 Consumer                     460      1.01        12.31          577     1.77         7.92           608     2.82         6.08
                          -------                --------    --------              --------      --------               -------
 Total Allowance for        $4,172     1.11%      100.00%     $4,902      1.19%      100.00%       $5,668     1.33%      100.00%
                            ======                =======     =======               =======      ========               =======
  loan losses


                                                       September 30,
                          ------------------------------------------------------------------------
                                          1999                               2000
                          ---------------------------------  -----------------------------------

                                      As a %     Loan Type                As a %      Loan Type
                                     of out-     As a %                  of out-      As a %
                                     standing    of out-                 standing     of out-
                                     loans in    standing                loans in     standing
                          Amount     category    loans       Amount      category     loans
                          ------     --------    -----       ------      --------     -----
                                                   (Dollars in thousands)

Real Estate - mortgage

Residential              $1,747         0.56%       66.01%   $2,081         0.60%       66.53%
Commercial                4,191         3.04        29.18     4,719         3.01        30.07
Consumer                    492         2.17         4.81       264         1.49         3.40
                         ------                    ------    ------                    ------
Total Allowance for      $6,430         1.36%      100.00%   $7,064         1.35%      100.00%
                         ======                    ======    ======                    ======
  loan losses


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

         Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO committee"). The ALCO Committee meets quarterly and consists of Directors Creel, Bishop, Thompson, Clemmons and Gerald, and Executive Vice Presidents Graham, Rexroad, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2000, the Bank's investment portfolio had a market value of approximately $197.8 million. The investment securities portfolio consisted primarily of U.S. Government agency securities and mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

Securities Analysis

         The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the date indicated.

                                                                September 30,
                              ----------------------------------------------------------------------------------
                                       1998                        1999                           2000
                              ----------------------      ------------------------    --------------------------
                              Amortized   Percent of       Amortized   Percent of      Amortized    Percent of
                              Cost(1)     Portfolio        Cost(1)     Portfolio       Cost(1)      Portfolio
                              -------     ---------        -------     ---------       -------      ----------
                                                           (Dollars in thousands)

U.S. Government agency
Securities:
FHLMC .............          $   --          --%         $   --           --           $2,858        32.99%
FHLB ..............           8,840       90.64%          4,723        75.99%           3,077        35.52%
FNMA ..............              --           --             --           --            1,235        14.26%
Federal Farm Credit
Bond ..............             912         9.36%            --           --               --            --
Federal Agric Mtg
Association .......              --          --           1,492        24.01%           1,499         17.23%
                             ------       ------         ------       ------           ------        ------

  Total ...........          $9,752       100.00%        $6,215       100.00%          $8,669        100.00%
                             ======       ======         ======       ======           ======        ======


(1) The market value of the Bank's investment securities portfolio amounted to $9.8 million, $6.1 million and $8.5 million at September 30, 1998, 1999 and 2000, respectively.


The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 2000.

                                                      Less Than                   One to                        Five to
                                                      One Year                  Five Years                    Ten Years
                                            -------------------------      -----------------------     ----------------------
                                                Amount        Yield          Amount       Yield         Amount         Yield
                                                ------        -----          ------       -----         ------         -----
                                                                            (Dollars in thousands)
U.S. Government agency
securities:
FHLMC ....................................          --           --        $  988         7.02%         $1,870         5.75%
FHLB .....................................          --           --           322         6.48%          2,755         6.14%
FNMA .....................................          --           --            --           --%          1,235         6.44%
Federal Farm
Credit Bond ..............................          --           --            --           --%             --           --%
Federal Agric Mtg
Association ..............................          --           --            --           --           1,499         5.93%
                                               -------         ----        ------         ----          ------         ----

  Total ..................................     $    --          --%        $1,310        6.89%          $7,359         6.05%
                                               =======         ====        ======        ====           ======         ====

The following table sets forth Coastal Federal's mortgage-backed securities portfolio, at amortized cost, at the dates indicated.

                                                                              September 30,
                                ----------------------------------------------------------------------------------------------------
                                              1998                                1999                                 2000
                                -----------------------------   ----------------------------------   -------------------------------
                                Amortized        Percent of         Amortized         Percent of        Amortized         Percent of
                                Cost(1)          Portfolio          Cost(1)           Portfolio          Cost(1)           Portfolio
                                ----------   ----------------   ---------------   ----------------   ---------------   -------------
                                                                       (Dollars in thousands)
Mortgage-backed Securities:
   FHLMC ..................     $ 24,901          14.69%         $ 35,175              18.98%           $ 19,191            10.02%
   FNMA ...................       95,024          56.05%          103,117              55.64%            122,665            64.03%
   GNMA ...................       49,586          29.26%           23,349              12.60%             18,698             9.76%
   CMO ....................           --             --            23,680              12.78%             31,023            16.19%
                                --------         ------          --------             ------            --------           ------

     Total ................     $169,511         100.00%         $185,321             100.00%           $191,577           100.00%
                                ========         ======          ========             ======            ========           ======



(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $170.2 million, $182.1 million and $189.2 million at September 30, 1998, 1999 and 2000, respectively.


         The following table sets forth the maturities and weighted average yields of the securities, at amortized cost, at September 30, 2000.

                                   Less Than                     One to                   Five to                Ten Years
                                   One Year                    Five Years                Ten Years             and Thereafter
                             ----------------------     -----------------------   ---------------------   ---------------------
                              Amount        Yield        Amount        Yield      Amount        Yield       Amount       Yield
                              ------        -----        ------        -----      ------        -----       ------       -----
                                                                     (Dollars in thousands)

U.S. Government and agency
Securities

   FHLMC .................     $ --          --%          $ --          --%     $     --          --%      $ 19,191      6.49%
   FNMA ..................       --          --%            --          --%           --          --%       122,665      7.34%
   GNMA ..................       --          --%            --          --%           --          --%        18,698      7.75%
   CMO ...................       --          --%            --          --%        1,629          6.50%      29,394      6.69%
                               ----          ---          ----          ---     --------          ----     --------       ----

     Total ...............       --          --%            --          --%     $  1,629          6.50%    $189,948      7.19%
                               ====          ===          ====          ===     ========          ====     ========       ====

Service Corporation Activities

         Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers," which was incorporated in 1970 under the laws of South Carolina.



                                -----------------
                                 COASTAL FEDERAL
                                -----------------


                                                         ---------------------
                                                           COASTAL FEDERAL(1)
                                                                 HOLDING
                                                               CORPORATION
                                                         ---------------------


                                                         ---------------------
                                                              COASTAL REAL
                                                            ESTATE INVESTMENT
                                                               CORPORATION
                                                         ---------------------
                                ------------------
                                 COASTAL MORTGAGE
                                     BANKERS*
                                ------------------

-------------------------------------------------------------------------------

-----------------  --------------  ------------  -------------  ---------------
                    Shady Forest     Sherwood        Ridge
  North Beach       Development     Development   Development   501 Development
Investments, Inc.   Corporation     Corporation   Corporation     Corporation
-----------------  --------------  ------------  -------------  ---------------


*    Inactive

(1) First tier operating subsidiary of Coastal Federal Savings Bank consolidated with Coastal Federal Savings Bank for regulatory reporting. On December 10, 1998 Coastal Federal exchanged its stock of Coastal Real Estate Investment Corporation for 100% of the outstanding stock of Coastal Federal Holding Corporation.

         On November 2, 1995, Coastal Financial purchased Granger-O'Harra Mortgage, Inc. ("Granger-O'Harra") and merged Granger-O'Harra into a new subsidiary, Coastal Federal Mortgage, Inc. Coastal Federal Mortgage, Inc. engaged in the origination of conforming mortgage loans which are sold in the secondary market, generally on a servicing released basis. During fiscal 1999, Coastal Federal Mortgage's operations were discontinued. Consequently, the Bank's mortgage banking function was expanded.

         On May 7, 1996, the Corporation formed Coastal Technology Services, Inc. ("CTS"). CTS's activities for fiscal 2000 were immaterial to the consolidated financial condition and results of operations of Coastal Financial.

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

         On June 25, 1998, Coastal Federal Holding Corporation was incorporated in the state of Delaware. CFHC is a wholly owned subsidiary of Coastal Federal Savings Bank ("CFSB") and is a passive investment company ("PIC"). All of CFHC's consolidated operating activities are consolidated into Coastal Federal Savings Bank. CFHC engages in the management of its investment in CREIC and the management of the related dividends received on that investment.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major source of Coastal Federal's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources. They may also be used for general business purposes.

         Deposit Accounts. Deposits are attracted from within Coastal Federal's primary market area through the offering of a broad selection of deposit instruments, including NOW checking accounts, money market accounts, regular statement savings and passbook accounts, certificates of deposit and retirement savings plans. In addition, Coastal Federal also issues certificate accounts originated by brokers for a fee. Included in certificate accounts were $31.8 million of brokered deposits at September 30, 2000. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Coastal Federal considers the rates offered by its competition, profitability to Coastal Federal, matching deposit and loan products and its customer preferences and concerns. Coastal Federal generally reviews its deposit mix and pricing at least monthly.

Deposit Flow

    The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                   At September 30,
                                 ----------------------------------------   ----------------------------------------
                                                  1998                                        1999
                                 ----------------------------------------   ----------------------------------------
                                                 Percent      Increase                      Percent       Increase
                                      Amount    of Total     (Decrease)        Amount      of Total      (Decrease)
                                      ------    --------     ----------        ------      --------      ----------
                                                               (Dollars in thousands)
Transaction accounts:
  NOW checking .............      $  42,434        10.99%   $   3,661       $  50,774          12.70%    $   8,340
  Commercial checking ......         27,285         7.06        3,520          37,256           9.32         9,971
                                  ---------       ------    ---------       ---------         ------     ---------

Total transaction accounts .         69,719        18.05        7,181          88,030          22.03        18,311
                                  ---------       ------    ---------       ---------         ------     ---------

Money market demand accounts        124,207        32.15       19,731         138,188          34.58        13,981
Savings accounts ...........         37,242         9.64       (2,203)         39,212           9.81         1,970

Fixed-rate certificates
(original maturity):

  3 months .................          2,045         0.53          219           4,440           1.11         2,395
  6 months .................         25,563         6.62        3,378          23,367           5.85        (2,196)
  9 months .................          5,396         1.40       (1,946)          5,220           1.31          (176)
  12 months ................         46,121        11.94        2,220          37,953           9.50        (8,166)
  18 months ................         35,140         9.10        2,890          16,016           4.01       (19,124)
  24 months ................         17,348         4.49        9,958          19,104           4.78         1,756
  30 months ................          6,558         1.70        1,749          13,677           3.42         7,119
  36 months ................          4,740         1.23       (4,475)          4,622           1.16          (118)
  48 months ................          6,852         1.77        1,188           4,870           1.22        (1,982)
  96 months ................             29         0.01            2              31           0.01             2
                                  ---------       ------    ---------       ---------         ------     ---------
                                    149,792        38.77       15,183         129,300          32.35       (20,490)
                                  ---------       ------    ---------       ---------         ------     ---------
Variable rate certificates:
 (original maturity)
  18 months ................          3,137         0.81         (541)          2,716           0.68          (421)
  30 months ................          2,224         0.58         (146)          2,227           0.56             3
                                  ---------       ------    ---------       ---------         ------     ---------
Total variable .............          5,361         1.39         (687)          4,943           1.24          (418)
                                  ---------       ------    ---------       ---------         ------     ---------

Total certificates .........        155,153        40.16       14,496         134,243          33.59       (20,910)
                                  ---------       ------    ---------       ---------         ------     ---------

Total deposits .............      $ 386,321       100.00%   $  39,205       $ 399,673         100.00%    $  13,352
                                  =========       ======    =========       =========         =======    =========




                                    --------------------------------------
                                                   2000
                                    --------------------------------------
                                                 Percent       Increase
                                       Amount    of Total      (Decrease)
                                       ------    --------      ----------

Transaction accounts:
  NOW checking .............         $  48,945      12.05%     $  (1,829)
  Commercial checking ......            35,214       8.67         (2,042)
                                     ---------     ------      ---------

Total transaction accounts .            84,159      20.72         (3,871)
                                     ---------     ------      ---------

Money market demand accounts           120,133      29.57        (18,055)
Savings accounts ...........            36,205       8.91         (3,007)

Fixed-rate certificates
(original maturity):

  3 months .................             3,695       0.91           (745)
  6 months .................            62,377      15.36         39,010
  9 months .................             3,211       0.79         (2,009)
  12 months ................            32,650       8.04         (5,303)
  18 months ................            24,520       6.04          8,504
  24 months ................            18,073       4.45         (1,031)
  30 months ................             8,620       2.12         (5,057)
  36 months ................             3,275       0.81         (1,347)
  48 months ................             4,821       1.19            (49)
  96 months ................                33       0.01              2
                                     ---------     ------      ---------
                                       161,275      39.70         31,975
                                     ---------     ------      ---------
Variable rate certificates:
 (original maturity)
  18 months ................             2,287       0.56           (429)
  30 months ................             2,158       0.53            (69)
                                     ---------     ------       --------
Total variable .............             4,445       1.09           (498)
                                     ---------     ------      ---------

Total certificates .........           165,720      40.80         31,477
                                     ---------     ------       --------

Total deposits .............         $ 406,217     100.00%     $   6,544
                                     =========     =======     =========

Time Deposits by Maturity and Rate

         The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                                 Amount Due
                     Less Than      1-2         2-3           3-4           After
Rate                 One Year       Years       Years         Years         4 Years        Total
----                 --------       -----       -----         -----         -------        -----
                                             (In thousands)
0.00 - 5.99%         $ 62,407      $ 11,163    $  1,840      $    404      $     69      $ 75,883
6.00 - 8.00%           73,628        11,596       2,094         1,027         1,098        89,443
8.01 - 10.00%              --           394          --            --            --           394
                     --------      --------    --------      --------      --------      --------

   Total......       $136,035      $ 23,153    $  3,934      $  1,431      $  1,167      $165,720
                     ========      ========    ========      ========      ========      ========


         The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2000. Included in certificate accounts were $31.8 million at September 30, 2000, originated by brokers for a fee.

                                   Amount Due
--------------------------------------------------------------------------------
  Within       Over 3               Over 6                  Over 12     Total
  3 Months     through 6 months     through 12 months       Months
--------------------------------------------------------------------------------
                                  (In thousands)
  $12,208      $ 17,850              $31,410                $ 7,316     $ 68,784
  ========     =========             ========               ========    ========


         In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal.

         Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 2000, Coastal Federal had advances totaling $225.2 million from the FHLB of Atlanta due on various dates through 2008 with a weighted average interest rate of 6.44%.

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

         In addition to the borrowing described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2000, the Bank had $72.0 million in broker repurchase agreements. The Bank has also offered repurchase agreements to its customers which are borrowings that are collateralized by underlying government securities. At September 30, 2000, the Bank had $3.8 million outstanding in customer repurchase agreements.

         The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                             At September 30,
                                           -------------------------------------------------------
                                               1998               1999                 2000
                                           -------------------------------------------------------
                                                             (Dollars in thousands)
Outstanding balance:
  Securities sold under agreements
   to repurchase:
   Customer ......................         $     4,214          $     4,848          $     3,825
   Broker ........................              55,000               92,100               72,033
  Short-term FHLB advances (1) ...             120,235              118,000              116,476

Weighted average rate paid on:
  Securities sold under agreements
   to repurchase:
   Customer ......................                3.43%                3.37%                5.75%
   Broker ........................                5.69                 5.53                 6.59
  Short-term FHLB advances (1) ...                5.10                 5.14                 6.68


Maximum amount of borrowings outstanding
  At any month end:
  Securities sold under agreements
   To repurchase:
   Customer                                       $  4,214          $  4,848          $  4,196
   Broker                                           86,250            92,100           122,700
  Short-term FHLB advances (1)                     120,235           147,135           154,546

Approximate average short-term borrowings
  outstanding with respect to:
  Securities sold under agreements
   To repurchase:
   Customer                                       $  2,989          $  3,199          $  2,826
   Broker                                           56,262            67,100           107,737
  Short-term FHLB advances (1)                      92,369           118,276           127,458

Weighted average rate paid on:
  Securities sold under agreements
   To repurchase:
   Customer                                           3.61%             3.09%             4.10%
   Broker                                             5.58              5.30              6.38
  Short-term FHLB advances (1)                        5.10              5.14              6.68


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

Personnel

         As of September 30, 2000, the Company had 214 full-time Associates and 21 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

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

Holding Company Regulation

         The Corporation is a nondiversified unitary savings and loan holding company under federal law. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "-Federal Savings Institution Regulation - Qualified Thrift Lender Test." Recent legislation, however, restricts unitary savings and loan holding companies not existing or applied for before May 4,

1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company, as described below. The Corporation qualifies for the grandfather.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Presently, the OTS has deferred implementation of the interest rate risk component. At September 30, 2000, the Bank met each of its capital requirements. See Note 12 to Notes to Consolidated Financial Statements for further information.

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

         Financial Institution Modernization Legislation. Recently enacted federal legislation (Gramm-Leach Bliley Act) designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Corporation, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Corporation.

         Loans to One Borrower. Federal law provides that savings institutions must generally follow the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, the Bank's limit on loans to one borrower was approximately $8.4 million. The Bank may apply to have this amount increased to $16.8 million for borrowers who have loans secured by residential collateral. At September 30, 2000, the Bank had applied for this limit increase for three borrowers with a maximum approved aggregate exposure to the three borrowers of $27.9 million with aggregate outstanding and committed exposure of $19.9 million. At September 30, 2000, the Bank's largest aggregate amount of loans to one borrower was $12.3 million, all of which was performing according to their terms. The Bank had received permission to increase the loan to one borrower limit on this borrower.

         Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months out of each 12-month period. "Portfolio Assets" equals total assets less specified liquid assets up to 20% of total assets, intangibles, including goodwill, and the value of property used to conduct business. "Qualified thrift investments" are primarily residential mortgages and related investments, including certain mortgage-backed securities.

         A savings institution that fails the qualified thrift lender test faces certain operating restrictions and may be required to convert to a commercial bank charter. As of September 30, 2000, the Bank complied with the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank met these requirements at September 30, 2000.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank's assessments for the fiscal year ended September 30, 2000 totaled $135,000.

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

         The Bank's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities within the control of these persons, is governed by federal law. These persons are often referred to as "insiders" of a company. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans make pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement.  The  OTS  has  primary  enforcement  responsibility  over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of a receivership or conservatorship, or to termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or even $1.2 million per day in especially serious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under certain circumstances. Federal law also established criminal penalties for certain violations.

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

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank complied with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2000, of $11.9 million. Federal Home Loan Bank of Atlanta advances must be secured by specified types of collateral.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loans Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less, subject to adjustment by the Federal Reserve Board, the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Community Reinvestment Act

         Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of an institution; to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating received for the OTS was "satisfactory."

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

         Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to Note 10 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000.

         Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; of (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses).

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

Item 2.  Properties

         The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 2000.

                                                      Total Investment
                                                      Including Land,       Net Book      Approximate
                                        Year          Building, Furni-      Value as      Square        Owned/
Location                                Opened        ture and Fixtures    Of 9/30/00     Footage       Leased
--------                                ------        -----------------    ----------     -------       ------
                                                             (Dollars in thousands)
Main Office
2619 Oak St.
Myrtle Beach, SC (1)                     1980         $  9,924              $ 3,206         25,000        Owned

Dunes Office
7500 North Kings Hwy
Myrtle Beach, SC                         1971              696                  281          2,000        Owned

Ocean Drive Office
521 Main Street
North Myrtle Beach, SC                   1973              962                  481          4,100        Owned

Surfside Office
112 Highway 17 South
  & Glenns Bay Road
Surfside Beach, SC                       1975            1,502                  939          3,300        Owned

Conway Office
310 Highway 378
Conway, SC                               1976              849                  266          2,882        Owned

Socastee Office
1 Cimerron Drive                         1981              897                  323          2,275        Owned
Myrtle Beach, SC

Murrells Inlet Office
Highway 17 South
Murrells Inlet, SC                       1986              980                  566          3,450        Owned

Waccamaw Medical Pk Office
7000 Waccamaw Medical Pk Rd              1986              569                  264          1,450        Owned
Conway, SC

Coastal Mortgage Bankers
  and Realty Co., Inc.
2619 Oak Street
Myrtle Beach, SC                         1970                2                    0            N/A         N/A

Coastal Investor Services, Inc.
2619 Oak Street
Myrtle Beach, SC                          1987              104                   16           N/A         N/A

                                                      Total Investment
                                                      Including Land,       Net Book      Approximate
                                        Year          Building, Furni-      Value as      Square        Owned/
Location                                Opened        ture and Fixtures    Of 9/30/00     Footage       Leased
--------                                ------        -----------------    ----------     -------       ------
                                                                     (Dollars in thousands)
South Brunswick Office
1625 Seaside Road S.W.
Sunset Beach, NC                         1998        $ 1,012                  $ 883          3,000         Owned

Coastal Federal University Center
504 27th Avenue North
Myrtle Beach, SC                         1997          1,156                  1,071         17,500         Owned

Conway Annex Property
1515 4th Avenue
Conway, SC 29526                         1999            487                    482         10,000         Owned

Little River Office
1602 Highway 17
Little River, SC 29566                   1999          1,220                  1,174          2,300         Owned

Carolina Forest Office
3894 Renee Drive
Myrtle Beach, SC 29579                   2000          1,267                  1,229          3,500         Owned

Bi-Lo 38th Avenue
1245 38th Avenue North
Myrtle Beach, SC 29577                   2000            292                    284            600         Leased

Wilmington Office
5710 Oleander Drive, Suite 209
Wilmington, NC 28403                     1999             62                     53          1,400         Leased

--------------

(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

         The net book value of the Company's investment in office, properties and equipment totaled $11.5 million at September 30, 2000. See Note 5 of Notes to the consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Item 3.  Legal Proceedings

         The Company is not a defendant in any lawsuits. The subsidiaries are defendants in lawsuits arising out of the normal course of business. The Company believes that none of the lawsuits would have a material impact on the Company's financial status.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

         The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 ("Annual Report") is incorporated herein by reference.

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

Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure

         The registrant has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Bank's definitive proxy statement for the Bank's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Executive Officers of the Registrant

Name, Age and Position                              Business Experience
----------------------                              -------------------


 Michael C. Gerald, 51                   Mr.  Gerald  has been  associated  with
 President, Chief Executive              Coastal  Federal  since 1974 and serves
 Officer and a Director                  as   Director,   President   and  Chief
                                         Executive  Officer  of the  Corporation
                                         and Bank.  Mr.  Gerald  also  serves as
                                         Director   and   President  of  Coastal
                                         Mortgage   Bankers  &  Realty  Company,
                                         Inc.,  and as Director and President of
                                         Coastal    Real    Estate    Investment
                                         Corporation. He currently serves on the
                                         Board of Visitors  of Coastal  Carolina
                                         University's  Wall School of  Business,
                                         the Board of  Directors of the Waccamaw
                                         Community  Foundation,   the  Board  of
                                         Directors  of  the  Coastal   Education
                                         Foundation,  the Board of  Directors of
                                         the North Carolina Bankers  Association
                                         and  the  Board  of  Directors  of  the
                                         Financial Institutions Retirement Fund.


Jimmy R. Graham, 52,                     Mr.  Graham  serves as  Executive  Vice
Executive Vice President and             President and Chief Information Officer
Information Systems Group                of Coastal  Federal.  Mr. Graham serves
Leader                                   as Executive  Vice President of Coastal
                                         Financial  Corporation.   He  has  been
                                         associated with the bank since 1977.



Jerry L. Rexroad, CPA, 40,              Mr.  Rexroad joined the Company in April
Executive Vice President and            1995 and is Executive Vice President and
Chief Financial Officer                 Chief   Financial   Officer  of  Coastal
                                        Federal    and     Coastal     Financial
                                        Corporation.  Mr. Rexroad also serves as
                                        the  Chief   Financial   Officer  and  a
                                        Director for Coastal  Mortgage Bankers &
                                        Realty    Company,     Inc.,     Coastal
                                        Investments  Corporation,   and  Coastal
                                        Federal  Mortgage,  Coastal  Real Estate
                                        Investment  Corporation and President of
                                        Coastal Federal Holdings Corporation. He
                                        currently    serves   on   the    Junior
                                        Achievement  Board of Directors of Horry
                                        County.  He is a  Past  Chairman  of the
                                        Board   of    Directors    for    Junior
                                        Achievement  of Horry  County as well as
                                        Past  Chairman of the Board of Directors
                                        for Junior  Achievement  of  Greenville.
                                        Mr.  Rexroad is a Director of PowerHouse
                                        Ministries,  Inc.  and  Chairman  of the
                                        Board of Deacons at Grand Strand Baptist
                                        Church.   He  is  a   certified   public
                                        accountant, and is a member of the AICPA
                                        and   SCACPA.   Prior  to  joining   the
                                        Company, Mr. Rexroad was a partner with KPMG LLP where he was partner in charge of the Financial Institutions practice in South Carolina.

 Phillip G. Stalvey, 44,                 Mr. Stalvey is Executive Vice President
 Executive Vice President                and Sales Group Leader for the Bank. He
 And Sales Group Leader.                 also  serves  as  an   Executive   Vice
                                         President of the  Corporation  and is a
                                         director  of Coastal  Federal  Mortgage
                                         and Coastal Investor Services,  Inc. He
                                         has  been   associated   with   Coastal
                                         Federal  for  the  part  18  years.  In
                                         addition,  Mr.  Stalvey  is a member of
                                         the Florence Stake  Presidency with his
                                         Church,  a committee  member of a local
                                         Scout  Troop  and a member of the Board
                                         of  Directors  for the Myrtle Beach Air
                                         Force Base Redevelopment Authority.



Steven J. Sherry, 49                     Mr. Sherry is Executive  Vice President
Executive Vice President and             and Director of Marketing for the Bank.
Director of Marketing.                   He  also  serves  as   Executive   Vice
                                         President/Chief  Marketing  Officer for
                                         Coastal Financial  Corporation.  He has
                                         been associated  with Coastal  Federal,
                                         in a consultative fashion for over five
                                         years,    and    formally    with   the
                                         organization   for  2  1/2  years.  Mr.
                                         Sherry   is  a   member   of  the  Bank
                                         Marketing   Association,    and   holds
                                         various    achievement    awards    for
                                         marketing and advertising.



Susan J. Cooke, 50                       Ms.   Cooke  is  Vice   President   and
Vice President and                       Corporate Secretary for Coastal Federal
Corporate Secretary                      and for Coastal Financial  Corporation,
                                         Corporate    Secretary    for   Coastal
                                         Mortgage   Bankers  &  Realty  Company,
                                         Inc.,  and Coastal  Investor  Services,
                                         Inc. Ms. Cooke has been  employed  with
                                         Coastal Federal for thirteen years. She
                                         is a member of the American  Society of
                                         Corporate  Secretaries,  Inc.  and  the
                                         National    Association    for   Female
                                         Executives.



Robert D. Douglas, 41                    Mr. Douglas  joined the  corporation in
Executive Vice President                 June 1994 and serves as Executive  Vice
Human Resources/Coastal                  President   of  the  Bank  and  Coastal
Federal University Group                 Financial  Corporation.   He  currently
                                         serves on the Myrtle Beach Area Chamber
                                         of   Commerce    Governmental   Affairs
                                         Committee.   He  previously  served  as
                                         Chairman   of   the   Human   Resources
                                         Committee, and as a member of the Young
                                         Management  Division  of the  Community
                                         Financial    Institutions    of   South
                                         Carolina Association.  He has served on
                                         various  advisory  committees  for  the
                                         Horry    County    Drug   and   Alcohol
                                         Commission,   and  the  South  Carolina
                                         Employment Security Commission.

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

Item 13.  Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

1.       Independent Auditors' Report(1)

         2.       All Financial Statements(1)

                  (a) Consolidated Statements of Financial Condition as of September 30, 1999 and 2000.

                  (b) Consolidated Statements of Operations for the Years Ended September 30, 1998, 1999, 2000.

                  (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 1998, 1999, 2000.

                  (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1999, 2000.

                  (e)      Notes to Consolidated Financial Statements.

         3. All Schedules have been omitted, as the required information is either inapplicable or included in the Notes to consolidated Financial Statements.

4.       Exhibits

 3       (a)    Certificate of Incorporation of Coastal Financial Corporation(2)

 3       (b)    Bylaws of Coastal Financial Corporation(2)

10       (a)    Employment Agreement with Michael C. Gerald(3)

         (b)    Employment Agreement with Jerry L. Rexroad(3)

         (c)    Employment Agreement with Phillip G. Stalvey(5)

         (d)    Employment Agreement with Allen W. Griffin(3)

         (e)    Employment Agreement with Jimmy R. Graham(3)

         (f)    Employment Agreement with Richard L. Granger(3)

         (g)    Employment Agreement with Robert S. O'Harra(3)

         (h)    Employment Agreement with Steven J. Sherry(6)

         (i)    1990 Stock Option Plan(3)

         (j)    Directors Performance Plan(4)

         (k)    2000 Stock Option Plan(7)

13              Annual Report to Stockholders for the Fiscal Year Ended
                September 30, 2000(1)

21              Subsidiaries of the Registrant

23              Consent of Independent Auditors

27              Financial Data Schedule


         5. No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

--------------------

(1) Incorporated by reference from the Annual report to Stockholders for the fiscal year ended September 30, 2000, attached as an exhibit hereto.

(2) Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

(3) Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

(4) Incorporated by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.

(5) Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

(6) Incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on December 29, 1998.

(7) Incorporated by reference to the proxy statement for the 2000 Annual Meeting of Stockholders.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COASTAL FINANCIAL CORPORATION

 Date:  December 22, 2000                By:  /s/ Michael C. Gerald
                                              --------------------
                                              Michael C. Gerald
                                              President/Chief Executive
                                              Officer
                                             (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Michael C. Gerald                By:     /s/ Jerry L. Rexroad
       ---------------------                        --------------------
       Michael C. Gerald                            Jerry L. Rexroad
       President/Chief Executive                    Executive Vice President
       Officer And a Director                       And Chief Financial Officer
      (Principal Executive                         (Principal Financial and
       Officer)                                     Accounting Officer)

Date:  December 22, 2000                            December 22, 2000

By:    /s/James T. Clemmons                By:     /s/ Frank A. Thompson, II
       --------------------                        ------------------------
       James T. Clemmons                           Frank A. Thompson, II
        Chairman of the Board                       Director

Date:  December 22, 2000                   Date:   December 22, 2000

By:    /s/James C. Benton                  By:     /s/ James P. Creel
       ------------------                          -----------------
       James C. Benton                             James P. Creel
        Director                                    Director

Date:  December 22, 2000                   Date:   December 22, 2000

By:    /s/G. David Bishop                  By:     /s/ James H. Dusenbury
       ------------------                          ---------------------
       G. David Bishop                             James H. Dusenbury
        Director                                    Director

Date:  December 22, 2000                   Date:   December 22, 2000

                                   EXHIBIT 13

                      ANNUAL REPORT TO STOCKHOLDERS FOR THE

                                       FISCAL YEAR ENDED SEPTEMBER 30, 2000