Form 10-Q
period 2000-12-31
COASTAL FINANCIAL CORP /DE
filed 2001-02-13
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the Quarter Ended December 31, 2000

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number: 0-19684


                          COASTAL FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      State of Delaware                                         57-0925911
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


2619 OAK STREET, MYRTLE BEACH, S. C.                      29577

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (843) 205-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]                       NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000.

Common Stock $.01 Par Value Per Share                 7,248,318 Shares
--------------------------------------------------------------------------------
(Class)                                                (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2000

TABLE OF CONTENTS                                                       PAGE
-----------------                                                       ----

PART I- Consolidated Financial Information

Item

        1. Consolidated Financial Statements (unaudited):

           Consolidated Statements of Financial Condition
           as of September 30, 2000 and December 31, 2000                 3

           Consolidated Statements of Operations for the three
           months ended December 31, 1999 and 2000                        4

           Consolidated Statements of Cash Flows for the three
           months ended December 31, 1999 and 2000                      5-6

           Consolidated Statements of Stockholders' Equity
           and Comprehensive Income for the three months ended
           December 31, 1999 and 2000                                     7

           Notes to Consolidated Financial Statements                   8-11

        2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11-16

        3. Quantitative and Qualitative Disclosures about                 17
           Market Risk


Part II - Other Information

Item

        1. Legal Proceedings                                              18

        2. Changes in Securities and Use of Proceeds                      18

        3. Defaults Upon Senior Securities                                18

        4. Submission of Matters to a Vote of Securities Holders          18

        5. Other information                                              18

        6. Exhibits and Reports on Form 8-K                            19-20

Signatures                                                                21

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30,    December 31,
                                                       2000            2000
                                                       ----            ----
                                                           (Unaudited)
                                                         (In thousands,
                                                        except share data)
ASSETS:

Cash and amounts due from banks                     $  14,999       $  11,847
Short-term interest-bearing deposits                    2,168           1,061
Investment securities available for sale                8,548           3,514
Mortgage-backed securities available for sale         189,239         198,954
Loans receivable (net of allowance for
   loan losses of $7,064 at September 30,
   2000 and $7,161 at December 31, 2000)              511,701         516,768
Loans receivable held for sale                         10,194           9,202
Real estate acquired through foreclosure                  867             766
Office property and equipment, net                     11,518          11,853
Federal Home Loan Bank stock, at cost                  11,899          11,899
Accrued interest receivable on loans                    3,117           3,331
Accrued interest receivable on investments              1,555           1,595
Other assets and deferred charges                       3,033           3,675
                                                    ---------       ---------
                                                    $ 768,838       $ 774,465
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

Deposits                                            $ 406,217       $ 429,353
Securities sold under agreements to
   repurchase                                          75,858          63,896
Advances from Federal Home Loan Bank                  225,224         215,323
Other borrowings                                        2,069           2,069
Drafts outstanding                                      2,475           1,348
Advances by borrowers for property taxes
  and insurance                                         1,257             189
Accrued interest payable                                2,531           3,053
Other liabilities                                       6,262           8,505
                                                    ---------       ---------
  Total liabilities                                   721,893         723,736
                                                    ---------       ---------
STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                 --              --
Common stock, $.01 par value, 15,000,000
   shares authorized; 7,287,498 shares at
   September 30, 2000 and 7,248,318 shares
   at December 31, 2000 issued and outstanding             73              72
Additional paid-in capital                              9,780           9,780
Retained earnings                                      40,319          42,064
Treasury stock, at cost (161,316 and 200,496
   shares, respectively)                               (1,702)         (2,062)
Accumulated other comprehensive income
  (loss), net of tax                                   (1,525)            875
                                                    ---------       ---------
  Total stockholders' equity                           46,945          50,729
                                                    ---------       ---------
                                                    $ 768,838       $ 774,465
                                                    =========       =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

                                                  1999                2000
                                                  ----                ----
                                                         (Unaudited)
                                                        (In thousands,
                                                      except share data)
Interest income:
   Loans receivable                           $    10,273       $    11,998
   Investment securities                              525               623
   Mortgage-backed securities                       2,584             2,876
   Other                                              261               158
                                              -----------       -----------
   Total interest income                           13,643            15,655
                                              -----------       -----------

Interest expense:
   Deposits                                         3,758             4,755
   Securities sold under agreements to
     repurchase                                     1,569             1,190
   Advances from Federal Home Loan Bank             2,292             3,500
                                              -----------       -----------
   Total interest expense                           7,619             9,445
                                              -----------       -----------
   Net interest income                              6,024             6,210
   Provision for loan losses                          245               270
                                              -----------       -----------
   Net interest income after provision
     for loan losses                                5,779             5,940
                                              -----------       -----------

Other income:
   Fees and service charges                           567               551
   Loss from real estate owned                        (20)              (90)
   Gain on sale of loans receivable, net              191               150
   Gain on sale of securities
     available for sale                                11                30
   Other income                                       714               997
                                              -----------       -----------
                                                    1,463             1,638
                                              -----------       -----------
General and administrative expenses:
   Salaries and employee benefits                   2,297             2,415
   Net occupancy, furniture and fixtures
     and data processing expense                      979               928
   FDIC insurance premium                              58                20
   Other expenses                                     775               737
                                              -----------       -----------
                                                    4,109             4,100
                                              -----------       -----------
Earnings before income taxes                        3,133             3,478

Income taxes                                        1,128             1,261
                                              -----------       -----------
Net income                                    $     2,005       $     2,217
                                              ===========       ===========

Earnings per common share
   Basic                                      $       .27       $       .30
                                              ===========       ===========
   Diluted                                    $       .27       $       .30
                                              ===========       ===========

Weighted average common shares
   outstanding - basic                          7,416,000         7,271,000
                                              ===========       ===========
Weighted average common shares
   outstanding - diluted                        7,536,000         7,331,000
                                              ===========       ===========
Dividends per share                           $      .064       $      .065
                                              ===========       ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

                                                       1999            2000
                                                       ----            ----
                                                           (Unaudited)
                                                          (In thousands)
Cash flows from operating activities:
  Net income                                        $  2,005       $  2,217
  Adjustments to reconcile net earnings
       to net cash provided by (used in)
      operating activities:
       Depreciation                                      335            364
       Provision for loan losses                         245            270
  Origination of loans receivable
       held for sale                                  (8,826)        (3,548)
  Proceeds from sales of loans receivable
       held for sale                                   6,291          4,540
(Increase) decrease in:
       Other assets and deferred charges               2,288           (642)
       Accrued interest receivable                        51           (254)
Increase (decrease) in:
       Accrued interest payable                        1,499            522
      Other liabilities                               (1,084)           773
                                                    --------       --------
       Net cash provided by (used in)
             operating activities                     (2,804)         4,242
                                                    --------       --------
Cash flows from investing activities:
  Purchases of investment securities
       available for sale                             (5,015)            --
  Proceeds from sales of investment
       securities available for sale                   2,000          5,225
  Purchases of mortgage-backed securities
       available for sale                            (27,300)       (40,408)
  Proceeds from sales of mortgage-backed
       securities available for sale                  20,031         27,601
  Origination of loans receivable, net               (37,838)       (25,508)
  Purchase of loans receivable                        (4,027)            --
  Principal collected on loans receivable, net        20,769         19,868
  Principal collected on mortgage-backed
       securities, net                                 6,612          6,771
  Proceeds from sale of real estate
       acquired through foreclosure, net                  96            404
  Proceeds from disposition of office
       properties and equipment                           --              8
Purchases of office properties and
       equipment                                        (746)          (707)
  Sales of FHLB stock, net                               562             --
                                                    --------       --------
       Net cash used in
             investing activities                    (24,856)        (6,746)
                                                    --------       --------

                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000 (CONTINUED)


                                                                               1999             2000
                                                                               ----             ----
                                                                                    (Unaudited)
                                                                                  (In thousands)
Cash flows from financing activities:
  Increase in deposits, net                                                  $  18,585       $  23,136
  Increase (decrease) in securities sold
   under agreement to repurchase, net                                           24,195         (11,962)
  Proceeds from FHLB advances                                                   86,650         204,000
  Repayment of FHLB advances                                                   (97,900)       (213,901)
  Decrease in advance payments by borrowers
     for property taxes and insurance, net                                        (934)         (1,068)
  Increase (decrease) in drafts outstanding, net                                   454          (1,127)
  Repurchase of treasury stock, at cost                                           (569)           (369)
  Dividends to stockholders                                                       (473)           (471)
  Exercise of stock options                                                        322               7
  Other financing activities, net                                                1,028              --
                                                                             ---------       ---------
   Net cash provided by (used in) financing                                     31,358          (1,755)
    activities                                                               ---------       ---------

Net increase (decrease) in cash and cash
    equivalents                                                                  9,306          (4,259)
                                                                             ---------       ---------
Cash and cash equivalents at beginning
  of the period                                                                 24,233          17,167
                                                                             ---------       ---------
Cash and cash equivalents at end
  of the period                                                              $  33,539       $  12,908
                                                                             =========       =========
Supplemental information:
  Interest paid                                                              $   6,120       $   8,923
                                                                             =========       =========
  Income taxes paid                                                          $     276       $     427
                                                                             =========       =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure                                            $      --       $     303
                                                                             =========       =========

Securitization of mortgage loans into
     mortgage-backed securities                                              $   6,205       $      --
                                                                             =========       =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                                                           Accumulated
                                                                                            Other
                                                                                            Compre-
                                                Additional                                  hensive           Total
                                  Common         Paid-In     Treasury       Retained        Income         Stockholders'
                                  Stock          Capital       Stock        Earnings        (Loss)            Equity
                                  -----          -------       -----        --------        ------            ------
                                                                       (Unaudited)
                                                                      (In thousands)
Balance at September
  30, 1999                      $     74       $  9,313      $   (356)      $ 34,288       $ (2,082)      $ 41,237
Net income                            --             --            --          2,005             --          2,005
Other comprehensive
 income, net of tax:
Unrealized losses arising
 during period, net of
 taxes of $622,000                    --             --            --             --         (1,637)            --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $4                   --             --            --             --             (7)            --
                                                                                             ------
Other comprehensive loss              --             --            --             --         (1,644)        (1,644)
                                                                                             ------         ------
Comprehensive income                  --             --            --             --             --            361
                                                                                                            ------
Treasury stock repurchases            --             --          (569)            --             --           (569)
Exercise of stock
  options                             --            300            59            (37)            --            322
Cash dividends                        --             --            --           (473)            --           (473)
Common stock dividend                  3          4,491            --         (4,494)            --             --
                                --------       --------      --------       --------       --------       --------
Balance at December
  31, 1999                      $     77       $ 14,104      $   (866)      $ 31,289       $ (3,726)      $ 40,878
                                ========       ========      ========       ========       ========       ========



Balance at September
  30, 2000                      $     73       $  9,780      $ (1,702)      $ 40,319       $ (1,525)      $ 46,945
Net income                            --             --            --          2,217             --          2,217
Other comprehensive
 income, net of tax:
Unrealized gains arising
 during period, net of
 taxes of $919                        --             --            --             --          2,419             --
Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $11                  --             --            --             --            (19)            --
                                                                                              -----
Other comprehensive income            --             --            --             --          2,400          2,400
                                                                                              -----          -----
Comprehensive income                  --             --            --             --             --          4,617
                                                                                                             -----
Treasury stock repurchases            (1)            --          (368)            --             --           (369)
Exercise of stock
  options                             --             --             8             (1)            --              7
Cash dividends                        --             --            --           (471)            --           (471)
                                --------       --------      --------       --------       --------       --------
Balance at December
  31, 2000                      $     72       $  9,780      $ (2,062)      $ 42,064       $    875       $ 50,729
                                ========       ========      ========       ========       ========       ========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2000, included in the Company's 2000 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.

(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                 September 30,   December 31,
                                                    2000            2000
                                                    ----            ----
                                                        (Unaudited)
                                                       (In thousands)
First mortgage loans:
    Single family to 4 family units              $ 273,657       $ 273,505
    Other, primarily commercial
    real estate                                    133,569         136,995
    Construction loans                              54,905          51,102
Consumer and commercial loans:
    Installment consumer loans                      20,641          18,726
    Mobile home loans                                1,374           1,943
    Deposit account loans                            1,063           1,105
    Equity lines of credit                          23,009          23,934
    Commercial and other loans                      23,357          28,265
                                                 ---------       ---------
                                                   531,575         535,575
Less:
    Allowance for loan losses                        7,064           7,161
    Deferred loan costs, net                          (519)           (570)
    Undisbursed portion of loans in process         13,329          12,216
                                                 ---------       ---------
                                                 $ 511,701       $ 516,768
                                                 =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The changes in the allowance for loan losses consist of the following for the three months ended:

                                 Three Months Ended December 31,
                                 -------------------------------
                                       1999          2000
                                       ----          ----
                                         (Unaudited)
                                    (Dollars in thousands)

Allowance at beginning of
 period .......................      $6,430       $7,064
Allowance recorded on
 acquired loans ...............          50           --
Provision for loan losses .....         245          270
                                     ------       ------
Recoveries:
 Residential real estate ......          --           --
 Commercial real estate .......          --           --
 Consumer .....................          21           14
                                     ------       ------
   Total recoveries ...........          21           14
                                     ------       ------

Charge-offs:
 Residential real estate ......          10           47
 Commercial real estate .......          --           --
 Consumer .....................         120          140
                                     ------       ------
   Total charge-offs ..........         130          187
                                     ------       ------
   Net charge-offs ............         109          173
                                     ------       ------
 Allowance at end of period ...      $6,616       $7,161
                                     ======       ======

Ratio of allowance to net
 loans outstanding at the
 end of the period ............        1.34%        1.36%
                                       ====         ====

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized)         .09%         .13%
                                        ===          ===


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                       At December 31, 2000
                                                     Percent of Loans in each
Balance at end of period applicable to:      Amount   category to total loans
                                             ------  -------------------------
Residential Real Estate .................    $2,065           63.28%
Commercial Real Estate ..................     4,832           32.24
Consumer ................................       264            4.48
                                             ------          ------
                                             $7,161          100.00%
                                             ======          ======

Non-accrual loans, which were over ninety days delinquent, totaled approximately $4.7 million at December 31, 2000. For the three months ended December 31, 2000, interest income, which would have been recorded, would have been approximately $67,000 had non-accruing loans been current in accordance with their original terms.

At December 31, 2000, impaired loans totaled $4.4 million. There were no impaired loans at December 31, 1999. Included in the allowance for loan losses at December 31, 2000 was $545,000 related to impaired loans. The average recorded investment in impaired loans for the quarter ended December 31, 2000 was $4.4 million. Interest income of $53,000 was recognized on impaired loans for the three months ended December 31, 2000.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEPOSITS

Deposits consist of the following:

                           September 30, 2000           December 31, 2000
                           ------------------           -----------------
                                      Weighted                   Weighted
                                       Average                    Average
                            Amount      Rate           Amount      Rate
                            ------      ----           ------      ----
                                            (Unaudited)
                                          (In thousands)
Transaction accounts      $204,292      3.11%         $198,258    3.18%
Passbook accounts           36,205      2.63            31,156    2.47
Certificate accounts       165,720      6.03           199,939    6.26
                          --------      ----          --------    ----
                          $406,217      4.26%         $429,353    4.57%
                          ========      ====          ========    ====

At September 30, 2000 and December 31, 2000, respectively, included in certificate accounts there were $31.8 million and $46.5 million of certificate accounts originated by brokers. These accounts generally mature within 90 days of origination.

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:


                             September 30, 2000          December 31, 2000
                             ------------------          -----------------
                                        Weighted                  Weighted
                                         Average                   Average
                             Amount       Rate           Amount     Rate
                             ------       ----           ------     ----
Maturing within:                              (Unaudited)
                                             (In thousands)
1 year                      $116,476     6.68%         $ 73,675     6.62%
2 years                        3,211     6.93            11,726     6.31
3 years                       12,667     6.39            10,052     6.44
4 years                        6,000     6.35             5,000     6.43
5 years and thereafter        86,870     6.13           114,870     5.86
                            --------     ----          --------     ----
                            $225,224     6.44%         $215,323     6.18%
                            ========     ====          ========     ====

At September 30, 2000, and December 31, 2000, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $247.3 million and $251.3 million, respectively, as collateral for FHLB advances. At September 30, 2000 and December 31, 2000, included in the four and five years and thereafter maturities were $89.0 million and $115.0 million, respectively, subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three month periods ended December 31, 1999 and 2000, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three month periods ended December 31, 1999 and 2000, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                    For the Quarter Ended December 31,

                                           2000           2000           1999             1999
                                           BASIC         DILUTED         BASIC           DILUTED
                                       ----------------------------------------------------------
Net Income                             $    2,217      $    2,217      $    2,005      $    2,005
                                       ----------      ----------      ----------      ----------

Weighted average shares
Outstanding                             7,271,000       7,271,000       7,416,000       7,416,000
Effective of Dilutive Securities:
Stock options                                              60,000                         120,000
                                        ---------       ---------       ---------       ---------
                                        7,271,000       7,331,000       7,416,000       7,536,000
                                        ---------       ---------       ---------       ---------

Per-share amount                       $     0.30      $     0.30      $     0.27      $     0.27
                                       ==========      ==========      ==========      ==========

(6)  COMMON STOCK DIVIDENDS

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO DECEMBER 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $46.7 million for the three months ended December 31, 1999, compared to $29.1 million for the three months ended

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

December 31, 2000. A portion of these loan originations were financed through loan and mortgage-backed securities principal repayments, which amounted to $27.4 million and $26.6 million for the three month periods ended December 31, 1999 and 2000, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the three month period ended December 31, 1999, the Company sold $6.3 million in mortgage loans held for sale, compared to $4.5 million sold for the three month period ended December 31, 2000.

For the three month period ended December 31, 1999, the Company purchased $32.3 million in investment and mortgage-backed securities. For the three month period ended December 31, 2000, the Company purchased $40.4 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $6.8 million within the securities portfolio, sales of mortgage-backed securities of $27.6 million, securities sold under agreements to repurchase and FHLB advances.

Overall the Bank experienced an increase of $23.1 million in deposits for the three month period ended December 31, 2000. For the three month period ended December 31, 2000, transaction accounts decreased $6.0 million and passbook accounts decreased $5.0 million. This was offset by an increase in certificate accounts of $34.2 million. The market in which the Bank operates is primarily a seasonal market. Consequently, checking deposits tend to decline in the winter months. The increase in certificate accounts is partially due to a $14.7 million growth in brokered deposits.

At December 31, 2000, the Company had commitments to originate $7.0 million in mortgage loans, and $33.7 million in undisbursed lines of credit, which the Company expects to fund from normal operations.

At December 31, 2000, the Company had $161.7 million of certificates of deposits, which were due to mature within one year. Additionally, at December 31, 2000, the Company had federal funds available of $10.0 million.

As a result of $2.2 million in net income, less the cash dividends paid to stockholders of approximately $471,000, treasury stock repurchases of approximately $369,000 and the net change in unrealized gain on securities available for sale, net of income tax of $2.4 million, stockholders' equity increased from $46.9 million at September 30, 2000 to $50.7 million at December 31, 2000.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $52.1 million at December 31, 2000, exceeding the core capital requirement by $21.2 million. At December 31, 2000, the Bank's risk-based capital of approximately $57.5 million exceeded its current risk-based capital requirement by $21.1 million. (For further information see Regulatory Capital Matters)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

GENERAL

        Net income increased from $2.0 million for the three months ended December 31, 1999, to $2.2 million for three months ended December 31, 2000, or 10.6%. Net interest income increased $186,000 primarily as a result of an increase of $2.0 million in interest income offset by a $1.8 million increase in interest expense. Provision for loan losses were $245,000 for the three months ended December 31, 1999, compared to $270,000 for the three months ended December 31, 2000. Other income increased $175,000. General and administrative expense was $4.1 million for the quarter ended December 31, 1999 and 2000.

INTEREST INCOME

        Interest income for the three months ended December 31, 2000, increased to $15.7 million as compared to $13.6 million for the three months ended
    December  31,  1999.  The  earning  asset yield for the three  months  ended
    December 31, 2000, was 8.61% compared to a yield of 8.00% for the three months ended December 31, 1999. The average yield on loans receivable for the three months ended December 31, 2000,was 9.17% compared to 8.51% for the three months ended December 31, 1999. The yield on investments increased to 7.19% for the three months ended December 31, 2000, from 6.83% for the three months ended December 31, 1999. In January 2001, the Federal Reserve Bank reduced the discount rate by 100 basis points. Consequently, the Bank expects its yield on loans and investments to decline in fiscal 2001. Total average interest-earning assets were $737.7 million for the quarter ended December 31, 2000 as compared to $690.6 million for the quarter ended December 31, 1999. The increase in average interest-earning assets is due to an increase in average loans receivable of approximately $40.3 million and securities of approximately $12.6 million.

INTEREST EXPENSE

        Interest expense on interest-bearing liabilities was $9.4 million for the three months ended December 31, 2000, as compared to $7.6 million for December 31, 1999. The average cost of deposits for the three months ended December 31, 2000, was 4.41% compared to 3.74% for the three months ended December 31, 1999. The cost of interest-bearing liabilities was 5.25% for the three months ended December 31, 2000, as compared to 4.48% for the three months ended December 31, 1999. The cost of FHLB advances and reverse repurchase agreements was 6.48% and 6.71%, respectively, for the three months ended December 31, 2000. For the three months ended December 31, 1999, the cost of FHLB advances and reverse repurchase agreements was 5.42% and 5.88%, respectively. Total average interest-bearing liabilities increased from $677.6 million at December 31, 1999 to $716.5 million at December 31, 2000. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $29.2 million and FHLB advances of $46.9 million. This was offset primarily by a decrease in reverse repurchase agreements of $35.7 million.

NET INTEREST INCOME

        Net interest income was $6.2 million for the three months ended December 31, 2000, as compared to $6.0 million for the three months ended December 31, 1999. The net interest margin was 3.37% for the three months ended December 31, 2000, compared to 3.52% for the three months ended December 31, 1999. With the recent reduction in interest rates, resulting from the Federal Reserve Bank's decision to reduce the discount rate by 100 basis points, it is expected that interest rates will decline rapidly in calendar 2001. Consequently, it is expected that a substantial portion of the Bank's portfolio will be subject to refinancing at lower rates. Should refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates outpace the repricing of deposits and borrowings the Bank could experience a reduced margin in fiscal 2001.

    PART I.  FINANCIAL INFORMATION
    Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000

PROVISION FOR LOAN LOSSES

        The provision for loan losses was $245,000 for the three months ended December 31, 1999 compared to $270,000 for the three months ended December 31, 2000. For the three months ended December 31, 2000, net charge-offs were $173,000 compared to net charge-offs of $109,000 for the three months ended December 31, 1999. During the last quarter of fiscal 2000 and the first quarter of fiscal 2001, the Bank has experienced an increase in charge-offs of consumer loans. The Bank believes these increases are indicative of the slow down in the economy and believes it has provided properly in its allowance. The allowance for loan losses as a percentage of total loans was 1.36% at December 31, 2000, compared to 1.35% at September 30, 2000. Loans delinquent 90 days or more were .90% of total loans at December 31, 2000, compared to .92% at September 30, 2000. The allowance for loan losses was 151% of loans delinquent more than 90 days at December 31, 2000, as compared to 148% at September 30, 2000. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

        For the three months ended December 31, 2000, other income was $1.6 million compared to $1.5 million for the three months ended December 31, 1999. Fees and service charges were $551,000 for the three months ended December 31, 2000, compared to $567,000 for the three months ended December 31, 1999. Gain on sale of loans was $150,000 for the quarter ended December 31, 2000, compared to $191,000 for the quarter ended December 31, 1999. Gain on sales of securities was $30,000 for the quarter ended December 31, 2000, compared to $11,000 for the quarter ended December 31, 1999. Other income was $997,000 for the three months ended December 31, 2000, as compared to $714,000 for the three months ended December 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $4.1 million for the quarter ended December 31, 1999 and 2000. Salaries and employee benefits were $2.3 million for the three months ended December 31, 1999, as compared to $2.4 million for the three months ended December 31, 2000. Net occupancy, furniture and fixtures and data processing expenses decreased $51,000 when comparing the two periods. During the quarter the Bank received a refund of certain expenses of approximately $150,000. Other expenses were $737,000 for the quarter ended December 31, 2000, compared to $775,000 for the quarter ended December 31, 1999.

INCOME TAXES

        Income taxes were $1.1 million for the three months ended December 31, 1999, compared to $1.3 million for the three months ended December 31, 2000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000


REGULATORY CAPITAL MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                    Categorized as "Well
                                                                                                    Capitalized" Under
                                                                            For Capital             Prompt Corrective
                                             Actual                      Adequacy Purposes          Action Provision
                                             ------                      -----------------         --------------------
                                      Amount        Ratio              Amount         Ratio        Amount         Ratio
                                      ------        -----              ------         -----        ------         -----
                                                                      (Dollars In Thousands)
As of December 31, 2000:

 Total Capital:                      $57,546       12.64%              $36,432        8.00%          $45,539     10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                     $52,123       11.45%                  N/A         N/A           $27,323      6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                     $52,123        6.74%              $30,963        4.00%          $38,704      5.00%
   (To Total Assets)
 Tangible Capital:                   $52,123        6.74%              $11,611        1.50%              N/A        N/A
   (To Total Assets)


PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of an interest rate cap agreement, interest rate floor agreements and fixed rate conforming loan commitments. The notional amount of the interest rate cap and interest rate floor agreements totaled $62 million at December 31, 2000 and October 1, 2000. The fair value of these agreements was $33,000 and zero at December 31, 2000 and October 1, 2000, respectively. In addition, the Company had commitments to originate mortgage loans at October 1, 2000 and December 31, 2000. The value of these commitments was immaterial at both October 1, 2000 and December 31, 2000. The adoption of SFAS No. 133 on October 1, 2000 as well as the impact of applying SFAS No. 133 at December 31, 2000 was not material to the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new statement replaces SFAS No. 125 and provides further standards on accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not completed the analysis of the impact that this standard may have on the Company's financial statements.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 2000


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2000, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2000.

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

                                          COASTAL FINANCIAL CORPORATION


February 13, 2001                         /s/ Michael C. Gerald
-----------------                         ---------------------
Date                                      Michael C. Gerald
                                          President and Chief Executive Officer


February 13, 2001                         /s/ Jerry L. Rexroad
-----------------                         --------------------
Date                                      Jerry L. Rexroad
                                          Executive Vice President and
                                          Chief Financial Officer