Form 10-Q
period 2001-03-31
COASTAL FINANCIAL CORP /DE
filed 2001-05-15
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 2001

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


        State of Delaware                              57-0925911
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)


  2619 OAK STREET, MYRTLE BEACH, S. C.                 29577
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (843) 205-2000
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES    X    NO __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

Common Stock $.01 Par Value Per Share                  7,195,797 Shares
           (Class)                                      (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

TABLE OF CONTENTS                                                       PAGE
-----------------                                                       ----

PART I - Consolidated Financial Information

Item 1.   Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 2000 and March 31, 2001                  3

             Consolidated Statements of Operations for the three
             months ended March 31, 2000 and 2001                       4-5

             Consolidated Statements of Operations for the six
             months ended March 31, 2000 and 2001                       6-7

             Consolidated Statements of Cash Flows for the six
             months ended March 31, 2000 and 2001                       8-9

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the six months ended
             March 31, 2000 and 2001                                     10

             Notes to Consolidated Financial Statements               11-14

     2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations            14-21

     3.      Quantitative and Qualitative Disclosures about             22
             Market Risk


Part II - Other Information

Item 1. Legal Proceedings                                               23

     2. Changes in Securities and Use of Proceeds                       23

     3. Defaults Upon Senior Securities                                 23

     4. Submission of Matters to a Vote of Securities Holders           23

     5. Other information                                               23

     6. Exhibits and Reports on Form 8-K                             24-25

Signatures                                                              26

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     September 30,            March 31,
                                                                        2000                     2001
                                                                        ----                     ----
                                                                                (Unaudited)
                                                                     (In thousands, except share data)

ASSETS:
Cash and amounts due from banks                                     $  14,999                 $  19,599
Short-term interest-bearing deposits                                    2,168                    15,176
Investment securities available for sale                                8,548                     2,524
Mortgage-backed securities available for sale                         189,239                   207,158
Loans receivable (net of allowance for
   loan losses of $7,064 at September 30,
   2000 and $7,159 at March 31, 2001)                                 511,701                   510,461
Loans receivable held for sale                                         10,194                    11,889
Real estate acquired through foreclosure                                  867                     1,243
Office property and equipment, net                                     11,518                    12,187
Federal Home Loan Bank stock, at cost                                  11,899                    11,036
Accrued interest receivable on loans                                    3,117                     3,233
Accrued interest receivable on investments                              1,555                     1,656
Other assets and deferred charges                                       3,033                     3,743
                                                                    ---------                 ---------
                                                                    $ 768,838                 $ 799,905
                                                                    =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                            $ 406,217                 $ 510,288
Securities sold under agreements to
   repurchase                                                          75,858                    22,604
Advances from Federal Home Loan Bank                                  225,224                   199,601
Other borrowings                                                        2,069                     2,069
Drafts outstanding                                                      2,475                     2,168
Advances by borrowers for property taxes
  and insurance                                                         1,257                       615
Accrued interest payable                                                2,531                     3,572
Other liabilities                                                       6,262                     5,835
                                                                    ---------                 ---------
  Total liabilities                                                   721,893                   746,752
                                                                    ---------                 ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                               --                        --
Common stock, $.01 par value, 15,000,000
   shares authorized; 7,287,498 shares at
   September 30, 2000 and 7,195,797 shares
   at March 31, 2001 issued and outstanding                                73                        72
Additional paid-in capital                                              9,780                     9,780
Retained earnings                                                      40,319                    43,809
Treasury stock, at cost (161,316 and 253,017
   shares, respectively)                                               (1,702)                   (2,733)
Accumulated other comprehensive income
  (loss), net of tax                                                   (1,525)                    2,225
                                                                    ---------                 ---------
  Total stockholders' equity                                           46,945                    53,153
                                                                    ---------                 ---------
                                                                    $ 768,838                 $ 799,905
                                                                    =========                 =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                              2000                      2001
                                                              ----                      ----
                                                                       (Unaudited)
                                                                      (In thousands,
                                                                     except share data)

Interest income:
   Loans receivable                                          $ 10,742                  $ 11,665
   Investment securities                                          602                       633
   Mortgage-backed securities                                   2,644                     2,913
   Other                                                          110                       198
                                                             --------                  --------
   Total interest income                                       14,098                    15,409
                                                             --------                  --------

Interest expense:
   Deposits                                                     3,695                     5,142
   Securities sold under agreements to
     repurchase                                                 1,790                       907
   Advances from Federal Home Loan Bank                         2,481                     2,997
                                                             --------                  --------
   Total interest expense                                       7,966                     9,046
                                                             --------                  --------
   Net interest income                                          6,132                     6,363
   Provision for loan losses                                      225                       225
                                                             --------                  --------
   Net interest income after provision
     for loan losses                                            5,907                     6,138
                                                             --------                  --------

Other income:
   Fees and service charges                                       517                       667
   Loss from real estate owned                                    (15)                      (48)
   Gain on sale of loans receivable, net                          157                       330
   Gain (loss) on sale of securities
     available for sale                                        (1,774)                      327
   Gain on sale of deposits                                     1,746                      --
   Other income                                                   838                       971
                                                             --------                  --------
                                                                1,469                     2,247
                                                             --------                  --------
General and administrative expenses:
   Salaries and employee benefits                               2,400                     2,653
   Net occupancy, furniture and fixtures
     and data processing expense                                  964                     1,026
   FDIC insurance premium                                          21                        20
   Other expenses                                                 748                       856
                                                             --------                  --------
                                                                4,133                     4,555
                                                             --------                  --------
Earnings before income taxes and
     extraordinary item                                         3,243                     3,830

Income taxes                                                    1,153                     1,344
                                                             --------                  --------

Net income before extraordinary item                            2,090                     2,486
                                                             --------                  --------

                                                                   (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                               2000                      2001
                                                               ----                      ----
                                                                        (Unaudited)
                                                                       (In thousands,
                                                                      except share data)
Extraordinary loss on extinguishment of
     debt, net of income taxes of $137                              --                         256
                                                          --------------            --------------

Net income                                                $        2,090            $        2,230
                                                          ==============            ==============

Earnings per common share
   before extraordinary item
   Basic                                                  $          .28            $          .34
                                                          ==============            ==============
   Diluted                                                $          .28            $          .34
                                                          ==============            ==============

Effect of extraordinary item on
   earnings per common share
   Basic                                                  $         --              $         (.03)
                                                          ==============            ==============
   Diluted                                                $         --              $         (.03)
                                                          ==============            ==============

Earnings per common share
   after extraordinary item
   Basic                                                  $          .28            $          .31
                                                          ==============            ==============
   Diluted                                                $          .28            $          .31
                                                          ==============            ==============

Weighted average common shares
   outstanding - basic                                         7,384,000                 7,226,000
                                                          ==============            ==============

Weighted average common shares
   outstanding - diluted                                       7,471,000                 7,309,000
                                                          ==============            ==============

Dividends per share                                       $         .065            $         .065
                                                          ==============            ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001

                                                             2000               2001
                                                             ----               ----
                                                                    (Unaudited)
                                                               (Dollars in thousands,
                                                               except per share data)

Interest income:
    Loans receivable                                      $ 21,014              $ 23,663
    Investment securities                                    1,127                 1,256
     Mortgage-backed securities                              5,228                 5,789
     Other                                                     372                   355
                                                          --------              --------
     Total interest income                                  27,741                31,063
                                                          --------              --------

Interest expense:
   Deposits                                                  7,452                 9,897
   Securities sold under agreements to
     repurchase                                              3,359                 2,097
   Advances from Federal Home Loan Bank                      4,773                 6,497
                                                          --------              --------
   Total interest expense                                   15,584                18,491
                                                          --------              --------
   Net interest income                                      12,157                12,572
   Provision for loan losses                                   470                   495
                                                          --------              --------
   Net interest income after provision
     for loan losses                                        11,687                12,077
                                                          --------              --------

Other income:
   Fees and service charges                                  1,084                 1,219
   Loss from real estate owned                                 (35)                 (138)
   Gain on sale of loans receivable, net                       348                   480
   Gain (loss) on sale of securities
     available for sale                                     (1,763)                  356
   Gain on sale of deposits                                  1,746                    --
   Other income                                              1,552                 1,968
                                                          --------              --------
                                                             2,932                 3,885
                                                          --------              --------
General and administrative expenses:
   Salaries and employee benefits                            4,698                 5,068
   Net occupancy, furniture and fixtures
     and data processing expense                             1,943                 1,954
   FDIC insurance premium                                       79                    40
   Other expenses                                            1,522                 1,593
                                                          --------              --------
                                                             8,242                8,655
                                                          --------              --------
Earnings before income taxes
     and extraordinary item                                  6,377                 7,307

Income taxes                                                 2,281                 2,605
                                                          --------              --------

Net income before extraordinary item                         4,096                 4,702
                                                          --------              --------

                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001

                                                        2000                   2001
                                                        ----                   ----
                                                                 (Unaudited)
                                                            (Dollars in thousands,
                                                            except per share data)

Extraordinary loss on extinguishment of
     debt, net of income taxes of $137                       --                       256
                                                   -------------            -------------

Net income                                         $       4,096            $       4,446
                                                   =============            =============

Earnings per common share
   before extraordinary item
   Basic                                           $         .55            $         .65
                                                   =============            =============
   Diluted                                         $         .55            $         .64
                                                   =============            =============

Effect of extraordinary item on
   earnings per common share
   Basic                                           $        --               $       (.04)
                                                   =============             =============
   Diluted                                         $        --               $       (.03)
                                                   =============             =============

Earnings per common share
   after extraordinary item
   Basic                                           $         .55             $         .61
                                                   =============             =============
   Diluted                                         $         .55             $         .61
                                                   =============             =============

Weighted average common shares
   outstanding - basic                                 7,400,000                 7,274,000
                                                   =============             =============

Weighted average common shares
   outstanding - diluted                               7,504,000                 7,341,000
                                                   =============             =============

Dividends per share                                $         .13             $         .13
                                                   =============             =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001

                                                                       2000                    2001
                                                                       ----                    ----
                                                                                (Unaudited)
                                                                              (In  thousands)

Cash flows from operating activities:
  Net earnings                                                     $   4,096                 $   4,446
  Adjustments to reconcile net earnings
       to net cash provided by
      operating activities:
  Depreciation                                                           691                       737
  Provision for loan losses                                              470                       495
  (Gain) loss on sale of mortgage-backed
       securities available for sale                                   1,763                      (356)
  Origination of loans receivable
       held for sale                                                 (11,552)                  (14,882)
  Proceeds from sales of loans receivable
       held for sale                                                   8,878                    13,187
(Increase) decrease in:
       Other assets and deferred charges                               1,565                      (710)
       Accrued interest receivable                                      (142)                     (217)
Increase (decrease) in:
       Accrued interest payable                                          630                     1,041
       Other liabilities                                              (1,003)                   (2,726)
                                                                   ---------                 ---------

       Net cash provided by
             operating activities                                      5,396                     1,015
                                                                   ---------                 ---------

Cash flows from investing activities:
  Purchases of investment securities
       available for sale                                             (6,154)                     --
  Proceeds from sales of investment
       securities available for sale                                   4,000                     5,268
  Proceeds from maturities of investment
       securities available for sale                                    --                         989
  Purchases of mortgage-backed securities
       available for sale                                            (95,897)                  (99,501)
  Proceeds from sales of mortgage-backed
       securities available for sale                                  78,710                    80,139
  Origination of loans receivable, net                               (77,986)                 (100,445)
  Purchase of loans receivable                                        (4,027)                     --
  Principal collected on loans receivable, net                        46,230                    92,818
  Principal collected on mortgage-backed
       securities, net                                                12,087                    15,181
  Disposition of Florence office
       assets and liabilities, net                                   (13,619)                     --
  Proceeds from sale of real estate
       acquired through foreclosure, net                                  96                       430
  Purchases of office properties and
       equipment                                                      (1,317)                   (1,406)
  Sales(purchases) of FHLB stock, net                                 (1,308)                      863
                                                                   ---------                 ---------

       Net cash used in
             investing activities                                    (59,185)                   (5,664)
                                                                   ---------                 ---------

                                                                    (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001 (CONTINUED)

                                                                        2000                2001
                                                                        ----                ----
                                                                              (Unaudited)
                                                                             (In thousands)

Cash flows from financing activities:
  Increase in deposits, net                                           $  24,145           $ 104,071
  Increase (decrease) in securities sold
   under agreement to repurchase, net                                     7,851             (53,254)
  Proceeds from FHLB advances                                           249,606             242,655
  Repayment of FHLB advances                                           (234,448)           (268,278)
  Proceeds(repayments)from other
     borrowings, net                                                        500                --
  Decrease in advance payments by borrowers
     for property taxes and insurance, net                                 (630)               (642)
  Increase (decrease) in drafts outstanding, net                            294                (307)
  Repurchase of treasury stock, at cost                                    (973)             (1,069)
  Dividends to stockholders                                                (949)               (939)
  Exercise of stock options                                                 524                  20
  Other financing activities, net                                           585                --
                                                                      ---------           ---------
  Net cash provided by financing  activities                             46,505              22,257
                                                                      ---------           ---------


Net increase (decrease) in cash and cash
     equivalents                                                         (7,284)             17,608
                                                                      ---------           ---------
Cash and cash equivalents at beginning
  of the period                                                          24,233              17,167
                                                                      ---------           ---------
Cash and cash equivalents at end
  of the period                                                       $  16,949           $  34,775
                                                                      =========           =========

Supplemental information:
  Interest paid                                                       $  14,954           $  17,450
                                                                      =========           =========

  Income taxes paid                                                   $   2,069           $   3,001
                                                                      =========           =========

Supplemental schedule of non-cash investing and financing transactions:

Transfer of mortgage loans to real estate
     acquired through foreclosure                                     $      89           $     806
                                                                      =========           =========

Securitization of mortgage loans into
     mortgage-backed securities                                       $   9,669           $   7,566
                                                                      =========           =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                     Accumulated
                                                                                                        Other
                                                                                                       Compre-
                                                              Additional                               hensive         Total
                                                 Common        Paid-In      Treasury      Retained      Income      Stockholders'
                                                  Stock        Capital        Stock       Earnings      (Loss)         Equity
                                                ---------    ------------   --------    ------------   ----------   -------------
                                                                                  (Unaudited)
                                                                                (In thousands)
Balance at September
  30, 1999                                      $     67     $  9,320      $   (356)      $ 34,288      $ (2,082)     $ 41,237
Net income                                          --           --            --            4,096          --           4,096
Other comprehensive
 income, net of tax:
 Unrealized losses arising
 during period, net of
 taxes of $837                                      --           --            --             --          (2,206)         --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of taxes of $488                               --           --            --             --           1,286          --
                                                                                                        --------
Other comprehensive loss                            --           --            --             --            (920)         (920)
                                                                                                        --------      --------
Comprehensive income                                --           --            --             --            --           3,176
                                                                                                                      --------
Treasury stock repurchases                          --           --            (973)          --            --            (973)
Exercise of stock
  options                                           --            300           532           (308)         --             524
Cash dividends                                      --           --            --             (949)         --            (949)
Common stock dividend                                  7        7,616          --           (7,623)         --            --
                                                --------     --------      --------       --------      --------      --------
Balance at March
  31, 2000                                      $     74     $ 17,236      $   (797)      $ 29,504      $ (3,002)     $ 43,015
                                                ========     ========      ========       ========      ========      ========



Balance at September
  30, 2000                                      $     73     $  9,780      $ (1,702)      $ 40,319      $ (1,525)     $ 46,945
Net income                                          --           --            --            4,446          --           4,446
Other comprehensive
 income, net of tax:
 Unrealized gains arising
 during period, net of
 taxes of $2,434                                    --           --            --             --           3,971          --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $135                               --           --            --             --            (221)         --
                                                                                                        --------
Other comprehensive income                          --           --            --             --           3,750         3,750
                                                                                                        --------      --------
Comprehensive income                                --           --            --             --            --           8,196
                                                                                                                      --------
Treasury stock repurchases                          (1)          --          (1,068)          --            --          (1,069)
Exercise of stock
  options                                           --           --              37            (17)         --              20
Cash dividends                                      --           --            --             (939)         --            (939)
                                                --------     --------      --------       --------      --------      --------
Balance at March
  31, 2001                                      $     72     $  9,780      $ (2,733)      $ 43,809      $  2,225      $ 53,153
                                                ========     ========      ========       ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2000, included in the Company's 2000 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                              September 30,              March 31,
                                                                  2000                     2001
                                                              -------------            ------------
                                                                           (Unaudited)
                                                                          (In thousands)

First mortgage loans:
   Single family to 4 family units                             $ 273,657                  $ 262,701
   Other, primarily commercial
    real estate                                                  133,569                    134,689
   Construction loans                                             54,905                     55,238
Consumer and commercial loans:
   Installment consumer loans                                     20,641                     18,562
   Mobile home loans                                               1,374                      1,931
   Deposit account loans                                           1,063                      1,048
   Equity lines of credit                                         23,009                     23,737
   Commercial and other loans                                     23,357                     31,361
                                                               ---------                  ---------
                                                                 531,575                    529,267
Less:
   Allowance for loan losses                                       7,064                      7,159
   Deferred loan costs, net                                         (519)                      (489)
   Undisbursed portion of loans in process                        13,329                     12,136
                                                               ---------                  ---------
                                                               $ 511,701                  $ 510,461
                                                               =========                  =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the six months ended:


                                                   Six Months Ended March 31,
                                                    2000                2001
                                                    ----                ----
                                                            (Unaudited)
                                                     (Dollars in thousands)

Allowance at beginning of
 period                                           $ 6,430              $ 7,064
Allowance recorded on
 acquired loans                                        50                 --
Dispostion of Florence Office                         (75)                --
Provision for loan losses                             470                  495
                                                  -------              -------
Recoveries:
 Residential real estate                               10                 --
 Commercial real estate                              --                   --
 Consumer                                              35                   41
                                                  -------              -------
   Total recoveries                                    45                   41
                                                  -------              -------

Charge-offs:
 Residential real estate                               28                  105
 Commercial real estate                              --                     51
 Consumer                                             217                  285
                                                  -------              -------
   Total charge-offs                                  245                  441
                                                  -------              -------
   Net charge-offs                                    200                  400
                                                  -------              -------
 Allowance at end of period                       $ 6,675              $ 7,159
                                                  =======              =======

Ratio of allowance to net
 loans outstanding at the
 end of the period                                   1.34%                1.37%
                                                  =======              =======

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized)                       .07%                 .17%
                                                  =======              =======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                       At March 31, 2001
                                                    Percent of Loans in each
Balance at end of period applicable to:     Amount  category to total loans
                                            ------  -----------------------

Residential Real Estate...............      $1,972            63.42%
Commercial Real Estate................       4,830            33.23
Consumer..............................         357             3.35
                                            ------           -------
                                            $7,159           100.00%
                                            ======           =======

Non-accrual loans, which were over ninety days delinquent, totaled approximately $5.5 million at March 31, 2001. For the quarter ended March 31, 2001, interest income, which would have been recorded, would have been approximately $108,000. For the six months ended March 31, 2001, interest income, which would have been recorded, would have been approximately $175,000 had non-accruing loans been current in accordance with their original terms.

At March 31, 2001, impaired loans totaled $4.4 million. There were no impaired loans at March 31, 2000. Included in the allowance for loan losses at March 31, 2001 was $333,000 related to impaired loans. The average recorded investment in impaired loans for the six months ended

March 31, 2001 was $4.4 million. Interest income of $32,000 was recognized on impaired loans for the quarter ended March 31, 2001. Interest income of $88,000 was recognized on impaired loans for the six months ended March 31, 2001.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  DEPOSITS

Deposits consist of the following:

                             September 30, 2000           March 31, 2001
                             ------------------           --------------
                                          Weighted                   Weighted
                                          Average                    Average
                             Amount        Rate           Amount      Rate
                             ------        ----           ------      ----
                                               (Unaudited)
                                              (In thousands)

Transaction accounts      $    204,292     3.11%       $  259,072     3.42%
Passbook accounts               36,205     2.63            31,221     2.50
Certificate accounts           165,720     6.03           219,995     6.08
                          ------------     ----        ----------     ----
                          $    406,217     4.26%       $  510,288     4.51%
                          ============     ====        ==========     ====

At September 30, 2000 and March 31, 2001, respectively, included in certificate accounts there were $31.8 million and $46.5 million of certificate accounts originated by brokers. These accounts generally mature within 180 days of origination.

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                September 30, 2000          March 31, 2001
                                ------------------          --------------
                                            Weighted                  Weighted
                                            Average                   Average
                             Amount          Rate       Amount         Rate
                             ------          ----       ------         ----
Maturing within:                               (Unaudited)
                                              (In thousands)

1 year                    $     116,476      6.68%    $     58,435     5.31%
2 years                           3,211      6.93           12,565     5.54
3 years                          12,667      6.39            8,596     6.13
4 years                           6,000      6.35            5,000     5.28
5 years and thereafter           86,870      6.13          115,005     5.82
                          -------------     ------    ------------     ----
                          $     225,224      6.44%    $    199,601     5.66%
                          =============     ======    ============     =====

At September 30, 2000, and March 31, 2001, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $247.3 million and $230.9 million, respectively, as collateral for FHLB advances. At September 30, 2000 and March 31, 2001, included in the four and five years and thereafter maturities were $89.0 million and $114.0 million, respectively, of advances subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended March 31, 2000 and 2001, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and six month periods ended March 31, 2000 and 2001, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EARNINGS PER SHARE RECONCILIATION
(Unaudited In thousands except share data)


                                                              For the Quarter Ended March 31,

                                              2001               2001                2000                2000
                                           ----------------------------------------------------------------------
                                              BASIC             DILUTED              BASIC              DILUTED
                                           ----------------------------------------------------------------------
Net Income                                 $    2,230          $    2,230          $    2,090          $    2,090
                                           ----------------------------------------------------------------------

Weighted average shares
Outstanding                                 7,226,000           7,226,000           7,384,000           7,384,000
Effective of Dilutive Securities:
Stock options                                    --                83,000                --                87,000
                                           ----------------------------------------------------------------------
                                            7,226,000           7,309,000           7,384,000           7,471,000
                                           ----------------------------------------------------------------------

Per share amount                           $     0.31          $     0.31          $     0.28          $     0.28
                                           ======================================================================


                                                            For the Six Months Ended March 31,

                                              2001               2001                2000                2000
                                           ----------------------------------------------------------------------
                                              BASIC             DILUTED              BASIC              DILUTED
                                           ----------------------------------------------------------------------

Net Income                                 $    4,446          $    4,446          $    4,096          $    4,096
                                           ----------------------------------------------------------------------

Weighted average shares
Outstanding                                 7,274,000           7,274,000           7,400,000           7,400,000
Effective of Dilutive Securities:
Stock options                                    --                67,000                --               104,000
                                           ----------------------------------------------------------------------
                                            7,274,000           7,341,000           7,400,000           7,504,000
                                           ----------------------------------------------------------------------

Per share amount                           $     0.61          $     0.61          $     0.55          $     0.55
                                           ======================================================================


(6)  COMMON STOCK DIVIDENDS

On November 10, 1999, the Company declared a 5% stock dividend aggregating approximately 321,000 shares. On March 14, 2000, the Company declared a 10% stock dividend aggregating approximately 671,000 shares. All share and per share data have been retroactively restated for all common stock splits and dividends.

(7)  EXTRAORDINARY ITEM

The extraordinary item for the quarter and six months ended March 31,2001, relates to prepayment penalties on advances from FHLB of $256,000 net of income taxes of $137,000.

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



DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO MARCH 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of mortgage, consumer and commercial loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities. The Company originated loans receivable of $89.5 million for the six months ended March 31, 2000, compared to $115.3 million for the six months ended March 31, 2001, primarily as a result of reduced interest rates. A portion of these loan originations were financed through loan and mortgage-backed securities principal repayments, which amounted to $58.3 million and $108.0 million for the six month periods ended March 31, 2000 and 2001, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the six month period ended March 31, 2000, the Company sold $8.9 million in mortgage loans held for sale, compared to $13.2 million sold for the six month period ended March 31, 2001.

For the six month period ended March 31, 2000, the Company purchased $102.1 million in investment and mortgage-backed securities. For the six month period ended March 31, 2001, the Company purchased $99.5 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $15.2 million within the securities portfolio, sales of mortgage-backed securities of $80.1 million, securities sold under agreements to repurchase and FHLB advances.

Overall the Bank experienced an increase of $104.1 million in deposits for the six month period ended March 31, 2001. For the six month period ended March 31, 2001, checking accounts increased $8.8 million, money market accounts increased $46.0 million and certificate accounts increased $54.3 million. This was offset by a decrease in passbook accounts of $5.0 million. The increase in certificate accounts is partially due to a $14.7 million growth in brokered deposits. At March 31, 2001, the Company had $182.5 million of certificates of deposits, which were due to mature within one year.

At March 31, 2001, the Company had commitments to originate $22.3 million in mortgage loans, and $33.6 million in undisbursed lines of credit, which the Company expects to fund from normal operations. Additionally, at March 31, 2001, the Company had federal funds available of $10.0 million.

As a result of $4.4 million in net income, less the cash dividends paid to stockholders of approximately $939,000, treasury stock repurchases of approximately $1.1 million and the net change in unrealized gain on securities available for sale, net of income tax of $3.8 million, stockholders' equity increased from $46.9 million at September 30, 2000 to $53.2 million at March 31, 2001.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $52.5 million at March 31, 2001, exceeding the core capital requirement by $19.8 million. At March 31, 2001, the Bank's risk-based capital of approximately $57.8 million exceeded its current risk-based capital requirement by $20.0 million. (For further information see Regulatory Capital Matters)

PART I. FINANCIAL  INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

GENERAL

Net income increased from $2.1 million for the three months ended March 31, 2000, to $2.2 million for three months ended March 31, 2001, or 6.7%. Net interest income increased $231,000 primarily as a result of an increase of $1.3 million in interest income offset by a $1.1 million increase in interest expense. Provision for loan losses were $225,000 for the three months ended March 31, 2000 and 2001. Other income increased $778,000. General and administrative expense was $4.1 million for the quarter ended March 31, 2000 compared to $4.6 million for the quarter ended March 31,2001.

INTEREST INCOME

Interest income for the three months ended March 31, 2001, increased to $15.4 million as compared to $14.1 million for the three months ended March 31, 2000. The earning asset yield for the three months ended March 31, 2001, was 8.31% compared to a yield of 8.09% for the three months ended March 31, 2000. The average yield on loans receivable for the three months ended March 31, 2001,was 8.90% compared to 8.56% for the three months ended March 31, 2000. The yield on investments increased to 7.00% for the three months ended March 31, 2001, from 6.84% for the three months ended March 31, 2000. In fiscal 2001, the Federal Reserve Bank has reduced the discount rate by 200 basis points. Consequently, the Bank expects its yield on loans and investments to decline in fiscal 2001. Total average interest-earning assets were $751.2 million for the quarter ended March 31, 2001 as compared to $705.2 million for the quarter ended March 31, 2000. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $22.6 million and securities of approximately $15.6 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $9.0 million for the three months ended March 31, 2001, as compared to $8.0 million for March 31, 2000. The average cost of deposits for the three months ended March 31, 2001, was 4.45% compared to 3.65% for the three months ended March 31, 2000. The cost of interest-bearing liabilities was 4.99% for the three months ended March 31, 2001, as compared to 4.61% for the three months ended March 31, 2000. The cost of FHLB advances and reverse repurchase agreements was 5.91% and 6.07%, respectively, for the three months ended March 31, 2001. For the three months ended March 31, 2000, the cost of FHLB advances and reverse repurchase agreements was 5.92% and 6.10%, respectively. Total average interest-bearing liabilities increased from $691.5 million at March 31, 2000 to $725.6 million at March 31, 2001. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $57.4 million and FHLB advances of $35.1 million. This was offset primarily by a decrease in reverse repurchase agreements of $57.0 million.

NET INTEREST INCOME

Net interest income was $6.4 million for the three months ended March 31, 2001, as compared to $6.1 million for the three months ended March 31, 2000. The net interest margin was 3.32% for the three months ended March 31, 2001, compared to 3.48% for the three months ended March 31, 2000. With the reduction in interest rates, resulting from the Federal Reserve Bank's decision to reduce the discount rate by 200 basis points, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline in calendar 2001. Consequently, it is expected that a substantial portion of the Bank's portfolio will be subject to refinancing at lower rates. Should refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates outpace the repricing of deposits and borrowings the Bank could experience a reduced margin in fiscal 2001. Based upon the Bank's current projections the Bank expects that its net interest margin could decline between 3% to 5% during the second half of fiscal 2001. Should the Federal Reserve continue to reduce rates, the Bank could experience further reductions in its net interest margin.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001


PROVISION FOR LOAN LOSSES

The provision for loan losses was $225,000 for the three months ended March 31, 2000 and 2001. For the three months ended March 31, 2001, net charge-offs were $227,000 compared to net charge-offs of $91,000 for the three months ended March 31, 2000. During the last quarter of fiscal 2000 and the first two quarters of fiscal 2001, the Bank has experienced an increase in charge-offs of consumer loans. The Bank believes these increases are indicative of the slow down in the economy and believes it has provided properly in its allowance. The allowance for loan losses as a percentage of total loans was 1.37% at March 31, 2001, compared to 1.35% at September 30, 2000. Loans delinquent 90 days or more were 1.05% of total loans at March 31, 2001, compared to .92% at September 30, 2000. The allowance for loan losses was 131% of loans delinquent more than 90 days at March 31, 2001, as compared to 148% at September 30, 2000. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the three months ended March 31, 2001, other income was $2.2 million compared to $1.5 million for the three months ended March 31, 2000. Fees and service charges were $667,000 for the three months ended March 31, 2001, compared to $517,000 for the three months ended March 31, 2000. Gain on sale of loans was $330,000 for the quarter ended March 31, 2001, compared to $157,000 for the quarter ended March 31, 2000. Gain on sales of securities was $327,000 for the quarter ended March 31, 2001, compared to losses of $1.8 million for the quarter ended March 31, 2000. During the quarter ended March 31, 2000, the Bank sold its Florence office to First Federal. The office had deposits of $24.9 million and loans of $10.9 million. The Bank restructured a portion of its available for sale investment portfolio. The losses were offset by a gain on the sale of the Florence office deposits of $1.7 million. Other income was $971,000 for the three months ended March 31, 2001, as compared to $838,000 for the three months ended March 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4.1 million for the quarter ended March 31, 2000 compared to $4.6 million for the quarter ended March 31, 2001. Salaries and employee benefits were $2.4 million for the three months ended March 31, 2000, as compared to $2.7 million for the three months ended March 31, 2001. Net occupancy, furniture and fixtures and data processing expenses increased $62,000 when comparing the two periods. During the quarter the Bank received a refund of certain expenses of approximately $120,000. Other expenses were $856,000 for the quarter ended March 31, 2001, compared to $748,000 for the quarter ended March 31, 2000.

INCOME TAXES

Income taxes were $1.2 million for the three months ended March 31, 2000, compared to $1.3 million for the three months ended March 31, 2001.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001


EXTRAORDINARY ITEM

The extraordinary item for the quarter ended March 31, 2001 relates to prepayment penalties on advances from FHLB of $256,000 net of income taxes of $137,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001

GENERAL

Net income increased from $4.1 million for the six months ended March 31, 2000, to $4.4 million for six months ended March 31, 2001, or 8.5%. Net interest income increased $415,000 primarily as a result of an increase in interest income of $3.3 million offset by an increase of $2.9 million in interest expense. Provision for loan losses increased slightly from $470,000 for the six months ended March 31, 2000, to $495,000 for the six months ended March 31, 2001. Other income increased $953,000. General and administrative expenses increased $413,000.

INTEREST INCOME

Interest income for the six months ended March 31, 2001, increased to $31.1 million as compared to $27.7 million for the six months ended March 31, 2000. The earning asset yield for the six months ended March 31, 2001, was 8.45% compared to a yield of 8.01% for the six months ended March 31, 2000. The average yield on loans receivable for the six months ended March 31, 2001, was 9.02% compared to 8.53% for the six months ended March 31, 2000. The yield on investments increased to 7.06% for the six months ended March 31, 2001, from 6.73% for the six months ended March 31, 2000. Total average earning assets were $725.6 million for the six month period ended March 31, 2001, as compared to $701.0 million for the six month period ended March 31, 2000.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $18.5 million for the six months ended March 31, 2001, as compared to $15.6 million for the six months ended March 31, 2000. The average cost of deposits for the six months ended March 31, 2001, was 4.28% compared to 3.67% for the six months ended March 31, 2000. The cost of interest-bearing liabilities was 5.07% for the six months ended March 31, 2001, as compared to 4.52% for the six months ended March 31, 2000. Total average interest-bearing liabilities increased from $686.9 million at March 31, 2000 to $725.6 million at March 31, 2001.

NET INTEREST INCOME

Net interest income was $12.6 million for the six months ended March 31, 2001, as compared to $12.2 million for the six months ended March 31, 2000. The net interest margin decreased to 3.38% for the six months ended March 31, 2001, from 3.49% for the six months ended March 31, 2000. Based upon the Bank's current projections, the Bank expects that its net interest margin could decline between 3% to 5% during the second half of fiscal 2001. Should the Federal Reserve continue to reduce rates, the Bank could experience further reductions in its net interest margin.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001


PROVISION FOR LOAN LOSSES

The provision for loan losses increased slightly from $470,000 for the period ended March 31, 2000, to $495,000 for the six months ended March 31, 2001. For the six months ended March 31, 2001, net charge-offs were $400,000 compared to net charge-offs of $200,000 for the six months ended March 31, 2000. The allowance for loan losses as a percentage of total loans was 1.37% at March 31, 2001, compared to 1.35% at September 30, 2000. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME

For the six months ended March 31, 2001, other income increased $953,000 to $3.9 million compared to $2.9 million for the six months ended March 31, 2000. Fees and service charges for the six months ended March 31, 2001 were $1.2 million compared to $1.1 million for the six months ended March 31, 2000. Gain on sale of loans was $348,000 for the six months ended March 31, 2000 compared to $480,000 for the six months ended March 31, 2001. Loss on sale of securities was $1.8 million for the six months ended March 31, 2000, compared to gains of $356,000 for the six months ended March 31, 2001. This is the result of the Bank restructuring a portion of its available for sale investment portfolio during the six months ended March 31, 2000. The losses were offset by a gain on the sale of the Florence office deposits of $1.7 million. Other income was $2.0 million for the six months ended March 31, 2001, compared to $1.6 million for the six months ended March 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $8.2 million for the six months ended March 31, 2000 to $8.7 million for the six months ended March 31, 2001. Salaries and employee benefits increased $370,000, or 7.9% primarily due to staffing for two new Sales Centers. Other expense was $1.6 million for the six months ended March 31, 2001 compared to $1.5 million for the six months ended March 31, 2000.

INCOME TAXES

Income taxes increased from $2.3 million for the six months ended March 31, 2000, to $2.6 million for the six months ended March 31, 2001, as a result of increased income before taxes.

EXTRAORDINARY ITEM

The extraordinary item for the six months ended March 31, 2001 relates to prepayment penalties on advances from FHLB of $256,000 net of income taxes of $137,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001


REGULATORY CAPITAL MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                    Categorized as "Well
                                                                                                     Capitalized" Under
                                                                           For Capital               Prompt Corrective
                                          Actual                       Adequacy Purposes              Action Provision
                                          ------                       -----------------              ----------------
                                   Amount        Ratio              Amount           Ratio          Amount           Ratio
                                   ------        -----              ------           -----          ------           -----
                                                                     (Dollars In Thousands)

As of March 31, 2001:
 Total Capital:                    $57,834         12.24%          $37,805             8.00%       $47,256           10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $52,525         11.11%              N/A              N/A        $28,354            6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $52,525          6.43%          $32,781             4.00%       $40,976            5.00%
   (To Total Assets)
 Tangible Capital:                 $52,525          6.43%          $12,293             1.50%           N/A              N/A
   (To Total Assets)

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of an interest rate cap agreement, interest rate floor agreements and fixed rate conforming loan commitments. The notional amount of the interest rate cap and interest rate floor agreements totaled $20 million and $62 million at March 31, 2001 and October 1, 2000, respectively. The fair value of these agreements was $106,000, $33,000 and zero at March 31, 2001, December 31, 2000 and October 1, 2000, respectively. In addition, the Company had commitments to originate mortgage loans at October 1, 2000 and March 31, 2001. The value of these commitments was immaterial at both October 1, 2000 and March 31, 2001. The adoption of SFAS No. 133 on October 1, 2000 as well as the impact of applying SFAS No. 133 at December 31, 2000 was not material to the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new statement replaces SFAS No. 125 and provides further standards on accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The company adopted this statement on April 1, 2001 and does not anticipate this standard will have a material effect on its financial statements.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 2001


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2000.

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

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual stockholders meeting held on January 24, 2001 the following items were ratified:

     (a) The election as directors of all nominees: James H. Dusenbury and Michael C. Gerald.

At the meeting, a total of 5,224,900 votes were entitled to be cast. Votes for Dusenbury were 5,047,695 with 177,205 withheld; and votes for Michael C. Gerald were 5,041,424 with 183,476 withheld.

The directors whose terms continued and the years their terms expire are as follows: James C. Benton (2002), James P. Creel (2002), James T. Clemmons
(2003), Frank A. Thompson, II (2003) and G. David Bishop (2003).

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

               (c)  Bylaws of Coastal Financial Corporation (1)

         10    (a)  Employment Agreement with Michael C. Gerald (2)

               (b)  Employment Agreement with Jerry L. Rexroad (2)

               (c)  Employment Agreement with Phillip G. Stalvey (4)

               (d)  Employment Agreement with Jimmy R. Graham (2)

               (e)  Employment Agreement with Steven J. Sherry (7)

               (f)  1990 Stock Option Plan (2)

               (g)  Directors Performance Plan (3)

               (h)  Loan Agreement with Bankers Bank (5)

               (i)  Coastal Financial Corporation 2000 Stock Option Plan (8)


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

                             COASTAL FINANCIAL CORPORATION

May 15, 2001                          /s/ Michael C. Gerald
------------                 -------------------------------------
Date                                  Michael C. Gerald
                             President and Chief Executive Officer

May 15, 2001                         /s/ Jerry L. Rexroad
------------                 --------------------------------------
Date                                   Jerry L. Rexroad
                                 Executive Vice President and
                                   Chief Financial Officer