Form 10-Q
period 2001-06-30
COASTAL FINANCIAL CORP /DE
filed 2001-08-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 2001

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

                             YES   [ X ]    NO  [   ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.

Common Stock $.01 Par Value Per Share                         10,737,140 Shares

--------------------------------------------------------------------------------
              (Class)                                           (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

PART I-      Consolidated Financial Information

Item
     1.Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 2000 and June 30, 2001                        3

             Consolidated Statements of Operations for the three
             months ended June 30, 2000 and 2001                             4-5

             Consolidated Statements of Operations for the nine
             months ended June 30, 2000 and 2001                             6-7

             Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2000 and 2001                             8-9

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the nine months ended
             June 30, 2000 and 2001                                           10

             Notes to Consolidated Financial Statements                    11-14

     2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 14-21

     3.Quantitative and Qualitative Disclosures About                         22
       Market Risk


Part II - Other Information

Item
     1.Legal Proceedings                                                      23

     2.Changes in Securities and Use of Proceeds                              23

     3.Defaults Upon Senior Securities                                        23

     4.Submission of Matters to a Vote of Securities Holders                  23

     5.Other information                                                      23

     6.Exhibits and Reports on Form 8-K                                    24-25

Signatures                                                                    26

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    September 30,      June 30,
                                                        2000            2001
                                                      ---------       ---------
                                                             (Unaudited)
                                                           (In thousands,
                                                         except share data)
ASSETS:
Cash and amounts due from banks                       $  14,999       $  18,999
Short-term interest-bearing deposits                      2,168           4,606
Investment securities available for sale                197,787         196,888
Loans receivable (net of allowance for
   loan losses of $7,064 at September 30,
   2000 and $7,160 at June 30, 2001)                    511,701         498,829
Loans receivable held for sale                           10,194          18,575
Real estate acquired through foreclosure                    867           2,401
Office property and equipment, net                       11,518          12,329
Federal Home Loan Bank stock, at cost                    11,899           9,760
Accrued interest receivable on loans                      3,117           3,099
Accrued interest receivable on investments                1,555           1,427
Other assets and deferred charges                         3,033           5,216
                                                      ---------       ---------
                                                      $ 768,838       $ 772,129
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                              $ 406,217       $ 514,018
Securities sold under agreements to
   repurchase                                            75,858          16,721
Advances from Federal Home Loan Bank                    225,224         172,436
Other borrowings                                          2,069           2,069
Drafts outstanding                                        2,475           1,961
Advances by borrowers for property taxes
  and insurance                                           1,257             930
Accrued interest payable                                  2,531           1,617
Other liabilities                                         6,262           8,507
                                                      ---------       ---------
  Total liabilities                                     721,893         718,259
                                                      ---------       ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                 --              --
Common stock, $.01 par value, 15,000,000
   shares authorized; 10,931,247 shares at
   September 30, 2000 and 10,737,140 shares
   at June 30, 2001 issued and outstanding                   73              72
Additional paid-in capital                                9,780           9,780
Retained earnings                                        40,319          45,595
Treasury stock, at cost (161,316 and 290,721
   shares, respectively)                                 (1,702)         (3,028)
Accumulated other comprehensive income
  (loss), net of tax                                     (1,525)          1,451
                                                      ---------       ---------
  Total stockholders' equity                             46,945          53,870
                                                      ---------       ---------
                                                      $ 768,838       $ 772,129
                                                      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                          2000           2001
                                                        --------       --------
                                                             (Unaudited)
                                                            (In thousands,
                                                           except share data)
Interest income:
   Loans receivable                                     $ 11,263       $ 11,382
   Investment securities                                     669            656
   Mortgage-backed securities                              2,883          2,814
   Other                                                      71            151
                                                        --------       --------
   Total interest income                                  14,886         15,003
                                                        --------       --------

Interest expense:
   Deposits                                                4,078          4,917
   Securities sold under agreements to
     repurchase                                            1,850            524
   Advances from Federal Home Loan Bank                    2,809          2,471
                                                        --------       --------
   Total interest expense                                  8,737          7,912
                                                        --------       --------
   Net interest income                                     6,149          7,091
   Provision for loan losses                                 283            235
                                                        --------       --------
   Net interest income after provision
     for loan losses                                       5,866          6,856
                                                        --------       --------

Other income:
   Fees and service charges                                  542            709
   Income (loss) from real estate owned                        3           (212)
   Gain on sale of loans receivable, net                     137            382
   Gain on sale of securities
     available for sale                                       58            286
   Other income                                              699            915
                                                        --------       --------
                                                           1,439          2,080
                                                        --------       --------
General and administrative expenses:
   Salaries and employee benefits                          2,245          2,691
   Net occupancy, furniture and fixtures
     and data processing expense                             997          1,013
   FDIC insurance premium                                     21             20
   Other expenses                                            690            939
                                                        --------       --------
                                                           3,953          4,663
                                                        --------       --------
Earnings before income taxes and
     extraordinary item                                    3,352          4,273

Income taxes                                               1,200          1,579
                                                        --------       --------

Net income before extraordinary item                       2,152          2,694
                                                        --------       --------



                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                  2000                2001
                                             ---------------     --------------
                                                        (Unaudited)
                                                      (In thousands,
                                                     except share data)
Extraordinary loss on extinguishment of
     debt, net of income taxes of $160                  --                  299
                                             ---------------     --------------

Net income                                   $         2,152     $        2,395
                                             ===============     ==============

Earnings per common share
   before extraordinary item
   Basic                                     $           .19     $          .25
                                             ===============     ==============
   Diluted                                   $           .19     $          .25
                                             ===============     ==============

Effect of extraordinary item on
   earnings per common share
   Basic                                     $          --       $         (.03)
                                             ===============     ==============
   Diluted                                   $          --       $         (.03)
                                             ===============     ==============

Earnings per common share
   after extraordinary item
   Basic                                     $           .19     $          .22
                                             ===============     ==============
   Diluted                                   $           .19     $          .22
                                             ===============     ==============

Weighted average common shares
   outstanding - basic                            11,054,000         10,782,000
                                             ===============     ==============

Weighted average common shares
   outstanding - diluted                          11,156,000         10,958,000
                                             ===============     ==============

Dividends per share                          $          .043     $          .05
                                             ===============     ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                         2000            2001
                                                       --------        --------
                                                             (Unaudited)
                                                        (Dollars in thousands,
                                                        except per share data)
Interest income:
    Loans receivable                                   $ 32,278        $ 35,046
    Investment securities                                 1,796           1,911
     Mortgage-backed securities                           8,111           8,602
     Other                                                  442             510
                                                       --------        --------
     Total interest income                               42,627          46,069
                                                       --------        --------

Interest expense:
   Deposits                                              11,531          14,814
   Securities sold under agreements to
     repurchase                                           5,209           2,621
   Advances from Federal Home Loan Bank                   7,581           8,968
                                                       --------        --------
   Total interest expense                                24,321          26,403
                                                       --------        --------
   Net interest income                                   18,306          19,666
   Provision for loan losses                                753             730
                                                       --------        --------
   Net interest income after provision
     for loan losses                                     17,553          18,936
                                                       --------        --------

Other income:
   Fees and service charges                               1,626           1,928
   Loss from real estate owned                              (32)           (350)
   Gain on sale of loans receivable, net                    485             862
   Gain (loss) on sale of securities
     available for sale                                  (1,705)            642
   Gain on sale of deposits                               1,746            --
   Other income                                           2,251           2,880
                                                       --------        --------
                                                          4,371           5,962
                                                       --------        --------
General and administrative expenses:
   Salaries and employee benefits                         6,943           7,759
   Net occupancy, furniture and fixtures
     and data processing expense                          2,941           2,967
   FDIC insurance premium                                   100              61
   Other expenses                                         2,212           2,531
                                                       --------        --------
                                                         12,196          13,318
                                                       --------        --------
Earnings before income taxes
     and extraordinary item                               9,728          11,580

Income taxes                                              3,480           4,183
                                                       --------        --------

Net income before extraordinary item                      6,248           7,397
                                                       --------        --------

                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                   2000                 2001
                                            ---------------     ---------------
                                                        (Unaudited)
                                                   (Dollars in thousands,
                                                   except per share data)

Extraordinary loss on extinguishment of
     debt, net of income taxes of $297                 --                   555
                                            ---------------     ---------------

Net income                                  $         6,248     $         6,842
                                            ===============     ===============

Earnings per common share
   before extraordinary item
   Basic                                    $           .56     $           .68
                                            ===============     ===============
   Diluted                                  $           .56     $           .67
                                            ===============     ===============

Effect of extraordinary item on
   earnings per common share
   Basic                                    $          --       $          (.05)
                                            ===============     ===============
   Diluted                                  $          --       $          (.05)
                                            ===============     ===============

Earnings per common share
   after extraordinary item
   Basic                                    $           .56     $           .63
                                            ===============     ===============
   Diluted                                  $           .56     $           .62
                                            ===============     ===============

Weighted average common shares
   outstanding - basic                           11,100,000          10,880,000
                                            ===============     ===============

Weighted average common shares
   outstanding - diluted                         11,252,000          10,998,000
                                            ===============     ===============

Dividends per share                         $           .13     $          .137
                                            ===============     ===============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                          2000           2001
                                                       ---------      ---------
                                                             (Unaudited)
                                                            (In thousands)

Cash flows from operating activities:
  Net earnings                                         $   6,248      $   6,842
  Adjustments to reconcile net earnings
       to net cash provided by (used in)
      operating activities:
  Depreciation                                             1,052          1,130
  Provision for loan losses                                  753            730
  (Gain) loss on sale of investment
      securities available for sale                        1,705           (642)
  Origination of loans receivable
       held for sale                                     (28,651)       (55,853)
  Proceeds from sales of loans receivable
       held for sale                                      27,843         47,472
(Increase) decrease in:
       Other assets and deferred charges                     744         (2,183)
       Accrued interest receivable                          (489)           146
(Increase) decrease in:
       Accrued interest payable                              986           (914)
       Other liabilities                                     493            421
                                                       ---------      ---------

       Net cash provided by (used in)
             operating activities                         10,684         (2,851)
                                                       ---------      ---------

Cash flows from investing activities:
  Purchases of investment securities
       available for sale                               (126,179)      (141,765)
  Proceeds from sales of investment
       securities available for sale                      97,940        139,074
  Origination of loans receivable, net                  (166,854)      (152,869)
  Purchase of loans receivable                            (4,027)           (10)
  Principal collected on loans receivable, net           109,287        140,988
  Principal collected on mortgage-backed
       securities, net                                    18,213         30,705
  Disposition of Florence office
       assets and liabilities, net                       (13,619)          --
  Proceeds from sale of real estate
       acquired through foreclosure, net                      96            826
  Purchases of office properties and
       equipment                                          (1,530)        (1,941)
  Sales(purchases) of FHLB stock, net                     (1,308)         2,139
                                                       ---------      ---------

       Net cash provided by (used in)
             investing activities                        (87,981)        17,147
                                                       ---------      ---------



                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001 (CONTINUED)

                                                         2000            2001
                                                       ---------      ---------
                                                             (Unaudited)
                                                            (In thousands)

Cash flows from financing activities:
  Increase in deposits, net                            $  34,277      $ 107,801
  Increase (decrease) in securities sold
   under agreement to repurchase, net                     25,779        (59,137)
  Proceeds from FHLB advances                            587,923        326,236
  Repayment of FHLB advances                            (572,417)      (379,024)
  Proceeds(repayments)from other
     borrowings, net                                         500           --
  Decrease in advance payments by borrowers
     for property taxes and insurance, net                  (215)          (327)
  Increase (decrease) in drafts outstanding, net             844           (514)
  Repurchase of treasury stock, at cost                   (1,377)        (1,488)
  Dividends to stockholders                               (1,426)        (1,476)
  Exercise of stock options                                  551             71
  Other financing activities, net                            563           --
                                                       ---------      ---------
  Net cash provided by (used in) financing                75,002         (7,858)
                                                       ---------      ---------
     activities

Net increase (decrease) in cash and cash
     equivalents                                          (2,295)         6,438
                                                       ---------      ---------
Cash and cash equivalents at beginning
  of the period                                           24,233         17,167
                                                       ---------      ---------
Cash and cash equivalents at end
  of the period                                        $  21,938      $  23,605
                                                       =========      =========

Supplemental information:
  Interest paid                                        $  23,335      $  27,317
                                                       =========      =========

  Income taxes paid                                    $   2,584      $   3,799
                                                       =========      =========

Supplemental schedule of non-cash investing and financing transactions:

Transfer of mortgage loans to real estate
     acquired through foreclosure                      $     905      $   2,360
                                                       =========      =========

Securitization of mortgage loans into
     mortgage-backed securities                        $  14,894      $  21,673
                                                       =========      =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                       Accumulated
                                                                                          Other
                                                                                         Compre-
                                              Additional                                 hensive         Total
                                   Common       Paid-In       Treasury      Retained     Income       Stockholders'
                                   Stock        Capital         Stock       Earnings      (Loss)         Equity
                                   -----        -------         -----       --------      ------         ------
                                                                     (Unaudited)
                                                                    (In thousands)
Balance at September
  30, 1999                         $     67     $  9,320      $   (356)     $ 34,288      $ (2,082)     $ 41,237
Net income                             --           --            --           6,248          --           6,248
Other comprehensive
 income, net of tax:
 Unrealized losses arising
 during period, net of
 taxes of $681,000                     --           --            --            --          (1,702)         --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of taxes of $648,000              --           --            --            --           1,057          --
                                                                                          --------
Other comprehensive loss               --           --            --            --            (645)         (645)
                                                                                          --------      --------
Comprehensive income                   --           --            --            --            --           5,603
                                                                                                        --------
Treasury stock repurchases             --           --          (1,377)         --            --          (1,377)
Exercise of stock
  options                              --            300           600          (349)         --             551
Cash dividends                         --           --            --          (1,427)         --          (1,427)
Common stock dividend                     7        7,616          --          (7,623)         --            --
                                   --------     --------      --------      --------      --------      --------
Balance at June 30,  2000          $     74      $ 17,236      $ (1,133)     $ 31,137     $ (2,727)     $ 44,587
                                   ========     ========      ========      ========      ========      ========



Balance at September
  30, 2000                         $     73     $  9,780      $ (1,702)     $ 40,319      $ (1,525)     $ 46,945
Net income                             --           --            --           6,842          --           6,842
Other comprehensive
 income, net of tax:
 Unrealized gains arising
 during period, net of
 taxes of $2,068                       --           --            --            --           3,374          --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $244                  --           --            --            --            (398)         --
                                                                                          --------
Other comprehensive income             --           --            --            --           2,976         2,976
                                                                                          --------      --------
Comprehensive income                   --           --            --            --            --           9,818
                                                                                                        --------
Treasury stock repurchases               (1)        --          (1,487)         --            --          (1,488)
Exercise of stock
  options                              --           --             161           (90)         --              71
Cash dividends                         --           --            --          (1,476)         --          (1,476)
                                   --------     --------      --------      --------      --------      --------
Balance at June 30, 2001           $     72     $  9,780      $ (3,028)     $ 45,595      $  1,451      $ 53,870
                                   ========     ========      ========      ========      ========      ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2000, included in the Company's 2000 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Savings Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                    September 30,       June 30,
                                                        2000             2001
                                                      ---------       ---------
                                                              (Unaudited)
                                                            (In thousands)
First mortgage loans:
   Single family to 4 family units                    $ 273,657       $ 253,052
   Other, primarily commercial
    real estate                                         133,569         129,843
   Construction loans                                    54,905          54,274
Consumer and commercial loans:
   Installment consumer loans                            20,641          19,962
   Mobile home loans                                      1,374           2,058
   Deposit account loans                                  1,063           1,173
   Equity lines of credit                                23,009          23,331
   Commercial and other loans                            23,357          33,526
                                                      ---------       ---------
                                                        531,575         517,219
Less:
   Allowance for loan losses                              7,064           7,160
   Deferred loan costs, net                                (519)           (494)
   Undisbursed portion of loans in process               13,329          11,724
                                                      ---------       ---------
                                                      $ 511,701       $ 498,829
                                                      =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the nine months ended:


                                                      Nine Months  Ended June 30,
                                                        2000              2001
                                                       -------          -------
                                                             (Unaudited)
                                                        (Dollars in thousands)

Allowance at beginning of period ..............        $ 6,430          $ 7,064
Allowance recorded on acquired loans ..........             50             --
Allowance recorded on disposition
of Florence Office ............................            (75)            --
Provision for loan losses .....................            753              730
                                                       -------          -------
Recoveries:
 Residential real estate ......................             10                2
 Commercial real estate .......................           --               --
 Consumer .....................................             54               51
                                                       -------          -------
   Total recoveries ...........................             64               53
                                                       -------          -------

Charge-offs:
 Residential real estate ......................             28              257
 Commercial real estate .......................           --                 98
 Consumer .....................................            304              332
                                                       -------          -------
   Total charge-offs ..........................            332              687
                                                       -------          -------
   Net charge-offs ............................            268              634
                                                       -------          -------
 Allowance at end of period ...................        $ 6,890          $ 7,160
                                                       =======          =======

Ratio of allowance to net
 loans outstanding at the
 end of the period ............................           1.31%            1.38%
                                                       =======          =======

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized) ...............            .07%             .16%
                                                       =======          =======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                 At June 30, 2001
                                                                            Percent of Loans in each
Balance at end of period applicable to:                       Amount         category to total loans
                                                              ------        ------------------------

Residential Real Estate...........................           $2,121                       62.04%
Commercial Real Estate............................            4,774                       34.71
Consumer..........................................              265                        3.25
                                                             ------                      ------
                                                             $7,160                      100.00%
                                                             ======                      ======

Non-accrual loans, which were over ninety days delinquent, totaled approximately $3.1 million and $1.5 million at June 30, 2001 and June 30, 2000, respectively. For the nine months ended June 30, 2000 and 2001, interest income, which would have been recorded, would have been approximately $230,000 and $100,000, respectively, had non-accruing loans been current in accordance with their original terms.

At June 30, 2001, impaired loans totaled $2.3 million. There were no impaired loans at June 30, 2000. Included in the allowance for loan losses at June 30, 2001 was $196,000 related to impaired loans. The average recorded investment in impaired loans for the nine months ended June 30, 2001 was $3.9 million.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Interest income of $33,000 was recognized on impaired loans for the quarter ended June 30, 2001. Interest income of $121,000 was recognized on impaired loans for the nine months ended June 30, 2001.

(3)  DEPOSITS

Deposits consist of the following:

                                          September 30, 2000                 June 30, 2001
                                       ------------------------       ------------------------
                                                       Weighted                        Weighted
                                                       Average                         Average
                                           Amount      Rate            Amount          Rate
                                      -------------    ------        ------------     ----

                                                                (Unaudited)
                                                               (In thousands)
Transaction accounts                   $    204,292       3.11%       $     287,791      2.66%
Passbook accounts                            36,205       2.63               32,708      2.10
Certificate accounts                        165,720       6.03              193,519      5.52
                                       ------------       ----        -------------      ----
                                       $    406,217       4.26%       $     514,018      3.70%
                                       ============       ====        =============      =====

At September 30, 2000 and June 30, 2001, respectively, included in certificate accounts there were $31.8 million and $2.4 million of certificate accounts originated by brokers.

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                           September 30, 2000                June 30, 2001
                                      ----------------------------    -------------------------
                                                        Weighted                       Weighted
                                                        Average                        Average
                                         Amount         Rate             Amount        Rate
                                      -------------     ------        ------------     ----
Maturing within:                                        (Unaudited)
                                                        (In thousands)
1 year                                $     116,476       6.68%       $     42,235     4.07%
2 years                                       3,211       6.93              13,431     4.97
3 years                                      12,667       6.39               2,985     5.52
4 years                                       6,000       6.35                 400     5.24
5 years and thereafter                       86,870       6.13             113,385     5.77
                                      -------------     ------        ------------     ----
                                      $     225,224       6.44%       $    172,436     5.29%
                                      =============     ======        ============     =====

At September 30, 2000, and June 30, 2001, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $247.3 million and $217.3 million, respectively, as collateral for FHLB advances. At September 30, 2000 and June 30, 2001, included in the five years and thereafter maturities were $89.0 million and $109.0 million, respectively, of advances subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and nine month periods ended June 30, 2000 and 2001, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine month periods ended June 30, 2000 and 2001, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



RECONCILIATION OF AVERAGE SHARES OUTSTANDING
(Unaudited in thousands)

                                                   For the Quarter Ended June 30,
                                          2001           2001            2000         2000
                                        -------------------------------------------------------
                                          BASIC          DILUTED         BASIC        DILUTED
                                        ----------     ----------     ----------     ----------
Weighted average shares outstanding     10,782,000     10,782,000     11,054,000     11,054,000
                                        ----------     ----------     ----------     ----------

Effective of Dilutive Securities:
Stock options                                 --          176,000           --          102,000
                                        ----------     ----------     ----------     ----------
                                        10,782,000     10,958,000     11,054,000     11,156,000
                                        ==========     ==========     ==========     ==========


                                                   For the Nine Months Ended June 30,
                                          2001           2001            2000         2000
                                        -------------------------------------------------------
                                          BASIC          DILUTED         BASIC        DILUTED
                                        ----------     ----------     ----------     ----------
Weighted average shares outstanding     10,880,000     10,880,000     11,100,000     11,100,000
Effective of Dilutive Securities:
Stock options                                 --          118,000           --          152,000
                                        ----------     ----------     ----------     ----------
                                        10,880,000     10,998,000     11,100,000     11,252,000
                                        ==========     ==========     ==========     ==========

(6)  COMMON STOCK DIVIDENDS

On November 10, 1999, the Company declared a 5% stock dividend aggregating approximately 321,000 shares. On March 14, 2000, the Company declared a 10% stock dividend aggregating approximately 671,000 shares. On July 31, 2001, the Company declared a 3 for 2 stock split in the form of a 50% stock dividend aggregating approximately 3,579,000 shares. All share and per share data have been retroactively restated for all common stock splits and dividends.

(7)  EXTRAORDINARY ITEM

The extraordinary item for the quarter and nine months ended June 30,2001, relates to prepayment penalties on advances from FHLB of $459,000 and $852,000 net of income taxes of $160,000 and $297,000, respectively.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO
--------------------------------------------------------------------
JUNE 30, 2001
-------------

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $195.5 million for the nine months ended June 30, 2000, compared to $208.7 million for the nine months ended June 30, 2001, primarily as a result of reduced interest rates. A portion of these loan originations were financed through loan and investment securities principal repayments, which amounted to $127.5 million and $171.7 million for the nine month periods ended June 30, 2000 and 2001, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the nine month period ended June 30, 2000, the Company sold $27.8 million in mortgage loans held for sale, compared to $47.5 million sold for the nine month period ended June 30, 2001.

For the nine-month period ended June 30, 2000, the Company purchased $126.2 million in investment and mortgage-backed securities. For the nine-month period ended June 30, 2001, the Company purchased $141.8 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $30.7 million within the securities portfolio and sales of investment securities of $139.1 million.

Overall the Bank experienced an increase of $107.8 million in deposits for the nine month period ended June 30, 2001. For the nine month period ended June 30, 2001, checking accounts increased $13.1 million, money market accounts increased $70.4 million and certificate accounts increased $27.8 million. This was offset by a decrease in passbook accounts of $3.5 million. At June 30, 2001, the Company had $158.8 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Bank.

At June 30, 2001, the Company had commitments to originate $14.8 million in mortgage loans, and $31.7 million in undisbursed lines of credit, which the Company expects to fund from normal operations. Additionally, at June 30, 2001, the Company had federal funds available of $10.0 million.

As a result of $6.8 million in net income, less the cash dividends paid to stockholders of approximately $1.5 million, treasury stock repurchases of approximately $1.5 million and the net change in unrealized gain on securities available for sale, net of income tax of $3.0 million, stockholders' equity increased from $46.9 million at September 30, 2000 to $53.9 million at June 30, 2001.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $54.1 million at June 30, 2001, exceeding the core capital requirement by $23.3 million. At June 30, 2001, the Bank's risk-based capital of approximately $58.8 million exceeded its current risk-based capital requirement by $22.1 million. (For further information see Regulatory Capital Matters)

PART1.     FINANCIAL INFORMATION
Item 2.    COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
JUNE 30, 2000 AND 2001
----------------------

GENERAL
-------

Net income increased from $2.2 million for the three months ended June 30, 2000, to $2.4 million for three months ended June 30, 2001, or 11.3%. Net interest income increased $942,000 primarily as a result of an increase of $117,000 in interest income and a $825,000 decrease in interest expense. Provision for loan losses were $283,000 for the three months ended June 30, 2000 compared to $235,000 for the quarter ended June 30,2001. Other income increased $641,000. General and administrative expense was $4.0 million for the quarter ended June 30, 2000 compared to $4.7 million for the quarter ended June 30,2001.

INTEREST INCOME
---------------

Interest income for the three months ended June 30, 2001, increased to $15.0 million as compared to $14.9 million for the three months ended June 30, 2000. The earning asset yield for the three months ended June 30, 2001, was 8.08% compared to a yield of 8.46% for the three months ended June 30, 2000. The average yield on loans receivable for the three months ended June 30, 2001,was 8.67% compared to 8.91% for the three months ended June 30, 2000. The yield on investments decreased to 6.77% for the three months ended June 30, 2001, from 7.29% for the three months ended June 30, 2000. In fiscal 2001, the Federal Reserve Board has reduced the discount rate by 250 basis points. Consequently, the Bank expects its yield on loans and investments to decline in fiscal 2001. Total average interest-earning assets were $751.2 million for the quarter ended June 30, 2001 as compared to $712.6 million for the quarter ended June 30, 2000. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $19.3 million and investment securities of approximately $10.2 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $7.9 million for the three months ended June 30, 2001, as compared to $8.7 million for June 30, 2000. The average cost of deposits for the three months ended June 30, 2001, was 3.91% compared to 4.07% for the three months ended June 30, 2000. The cost of interest-bearing liabilities was 4.37% for the three months ended June 30, 2001, as compared to 5.06% for the three months ended June 30, 2000. The cost of FHLB advances and reverse repurchase agreements was 5.59% and 4.85%, respectively, for the three months ended June 30, 2001. For the three months ended June 30, 2000, the cost of FHLB advances and reverse repurchase agreements was 6.30% and 6.67%, respectively. Total average interest-bearing liabilities increased from $691.0 million at June 30, 2000 to $723.7 million at June 30, 2001. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $102.3 million. This was offset primarily by a decrease in reverse repurchase agreements of $68.1 million.

NET INTEREST INCOME
-------------------

Net interest income was $7.1 million for the three months ended June 30, 2001, as compared to $6.1 million for the three months ended June 30, 2000. The net interest margin was 3.70% for the three months ended June 30, 2001, compared to 3.40% for the three months ended June 30, 2000. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate by 250 basis points, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline in

   PART I.  FINANCIAL INFORMATION
   Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
   COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001

NET INTEREST INCOME - Continued
-------------------------------

calendar 2001. Consequently, it is expected that a 16 substantial portion of the Bank's loan portfolio will be subject to refinancing at lower rates. Should refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates outpace the repricing of deposits and borrowings the Bank could experience a significantly reduced margin in the future. Should the Federal Reserve continue to reduce rates, the Bank could experience reductions in its net interest margin.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $283,000 for the three months ended June 30, 2000 compared to $235,000 for the three months ended June 30, 2001. For the three months ended June 30, 2001, net charge-offs were $234,000 compared to net charge-offs of $68,000 for the three months ended June 30, 2000. During the last quarter of fiscal 2000 and the first three quarters of fiscal 2001, the Bank has experienced an increase in charge-offs of consumer loans. The Bank believes these increases in charge-offs are indicative of the slow down in the economy and believes its allowance for loan losses at June 30, 2001 was adequate at that date. The allowance for loan losses as a percentage of total loans was 1.38% at June 30, 2001, compared to 1.35% at September 30, 2000 and 1.31% at June 30, 2000. Loans delinquent 90 days or more were .59% of total loans at June 30, 2001, compared to .92% at September 30, 2000. The allowance for loan losses was 233% of loans delinquent more than 90 days at June 30, 2001, as compared to 148% at September 30, 2000. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the three months ended June 30, 2001, other income was $2.1 million compared to $1.4 million for the three months ended June 30, 2000. Fees and service charges from deposit accounts were $709,000 for the three months ended June 30, 2001, compared to $542,000 for the three months ended June 30, 2000. During the quarter ended June 30, 2001, the Bank foreclosed on four commercial properties. As a result, loss from real estate owned was $212,000 for the three months ended June 30, 2001 compared to income of $3,000 for the three months ended June 30, 2000. As a result of increased loan sales, gain on sale of loans was $382,000 for the quarter ended June 30, 2001, compared to $137,000 for the quarter ended June 30, 2000. The Bank's margin on loans sold in the secondary market has improved in fiscal 2001 as a result of the falling interest rate environment. Gain on sales of securities was $286,000 for the quarter ended June 30, 2001, compared to $58,000 for the quarter ended June 30, 2000. Other income was $915,000 for the three months ended June 30, 2001, as compared to $699,000 for the three months ended June 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $4.0 million for the quarter ended June 30, 2000 compared to $4.7 million for the quarter ended June 30, 2001. Salaries and employee benefits were $2.2 million for the three months ended June 30, 2000, as compared to $2.7 million for the three months ended June 30, 2001 primarily due to the addition of two new Sales Centers. Net occupancy, furniture and fixtures and data processing expenses increased $16,000 when comparing the two periods. During the quarter the Bank received a refund of certain expenses of approximately $120,000. Other expenses were $939,000 for the quarter ended June 30, 2001, compared to $690,000 for the quarter ended June 30, 2000.

INCOME TAXES
------------

Income taxes were $1.2 million for the three months ended June 30, 2000, compared to $1.6 million for the three months ended June 30, 2001.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001


EXTRAORDINARY ITEM
------------------

The extraordinary item for the quarter ended June 30, 2001 relates to penalties incurred from the early repayment of advances from FHLB of $299,000 net of income taxes of $160,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 2000 AND 2001
----------------------


GENERAL
-------

Net income increased from $6.2 million for the nine months ended June 30, 2000, to $6.8 million for nine months ended June 30, 2001, or 9.5%. Net interest income increased $1.4 million primarily as a result of an increase in interest income of $3.4 million offset by an increase of $2.1 million in interest expense. Provision for loan losses decreased slightly from $753,000 for the nine months ended June 30, 2000, to $730,000 for the nine months ended June 30, 2001. Other income increased $1.6 million. General and administrative expenses increased $1.1 million.

INTEREST INCOME
---------------

Interest income for the nine months ended June 30, 2001, increased to $46.1 million as compared to $42.6 million for the nine months ended June 30, 2000. The earning asset yield for the nine months ended June 30, 2001, was 8.37% compared to a yield of 8.24% for the nine months ended June 30, 2000. The average yield on loans receivable for the nine months ended June 30, 2001, was 8.91% compared to 8.66% for the nine months ended June 30, 2000. The yield on investments decreased to 7.12% for the nine months ended June 30, 2001, from 7.23% for the nine months ended June 30, 2000. Total average earning assets were $742.9 million for the nine month period ended June 30, 2001, as compared to $696.8 million for the nine month period ended June 30, 2000.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $26.4 million for the nine months ended June 30, 2001, as compared to $24.3 million for the nine months ended June 30, 2000. The average cost of deposits for the nine months ended June 30, 2001, was 4.23% compared to 3.80% for the nine months ended June 30, 2000. The cost of interest-bearing liabilities was 4.84% for the nine months ended June 30, 2001, as compared to 4.68% for the nine months ended June 30, 2000. Total average interest-bearing liabilities increased from $689.1 million at June 30, 2000 to $723.4 million at June 30, 2001.

NET INTEREST INCOME
-------------------

Net interest income was $19.7 million for the nine months ended June 30, 2001, as compared to $18.3 million for the nine months ended June 30, 2000. The net interest margin decreased to 3.53% for the nine months ended June 30, 2001, from 3.56% for the nine months ended June 30, 2000. Should the Federal Reserve continue to reduce rates, the Bank could experience reductions in its net interest margin.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased slightly from $753,000 for the nine months ended June 30, 2000, to $730,000 for the nine months ended June 30, 2001. For the nine months ended June 30, 2001, net charge-offs were $634,000 compared to net charge-offs of $268,000 for the nine months ended June 30, 2000. The allowance for loan losses as a percentage of total loans was 1.38% at June 30, 2001, compared to 1.35% at September 30, 2000. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the nine months ended June 30, 2001, other income increased $1.6 million to $6.0 million compared to $4.4 million for the nine months ended June 30, 2000. Fees and service charges for the nine months ended June 30, 2001 were $1.9 million compared to $1.6 million for the nine months ended June 30, 2000. During the third fiscal quarter the Bank foreclosed on four commercial properties. As a result, loss from real estate owned was $350,000 for the nine months ended June 30, 2001 compared to $32,000 for the nine months ended June 30, 2000. As a result of increased loan sales during the period, gain on sale of loans was $485,000 for the nine months ended June 30, 2000 compared to $862,000 for the nine months ended June 30, 2001. Loss on sale of securities was $1.7 million for the nine months ended June 30, 2000, compared to gains of $642,000 for the nine months ended June 30, 2001. The loss is the result of the Bank restructuring a portion of its available for sale investment portfolio during the nine months ended June 30, 2000. The losses were offset by a gain on the sale of the Florence office deposits of $1.7 million. Other income was $2.9 million for the nine months ended June 30, 2001, compared to $2.3 million for the nine months ended June 30, 2000.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $12.2 million for the nine months ended June 30, 2000 to $13.3 million for the nine months ended June 30, 2001. Salaries and employee benefits increased $816,000, or 11.8% primarily due to staffing for two new Sales Centers. Other expense was $2.5 million for the nine months ended June 30, 2001 compared to $2.2 million for the nine months ended June 30, 2000.


INCOME TAXES
------------

Income taxes increased from $3.5 million for the nine months ended June 30, 2000, to $4.2 million for the nine months ended June 30, 2001, as a result of increased income before taxes.

EXTRAORDINARY ITEM
------------------

The extraordinary item for the nine months ended June 30, 2001 relates to prepayment penalties on advances from FHLB of $555,000 net of income taxes of $297,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                Categorized as "Well
                                                                                                Capitalized" Under
                                                                    For Capital                 Prompt Corrective
                                        Actual                  Adequacy Purposes               Action Provision
                                        ------                  -----------------               ----------------
                                   Amount     Ratio           Amount          Ratio           Amount         Ratio
                                   ------     -----           ------          -----           ------         -----
                                                               (Dollars In Thousands)
As of June 30, 2001:
 Total Capital:                    $58,811     12.82%        $36,698            8.00%         $45,872        10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $54,110     11.80%            N/A             N/A          $27,523         6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $54,110      7.02%        $30,870            4.00%         $38,587         5.00%
   (To Total Assets)
 Tangible Capital:                 $54,110      7.02%        $11,576            1.50%             N/A           N/A
   (To Total Assets)



PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE    30, 2000 AND 2001


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133 establishes accounting and reporting standards for derivative and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

The adoption of SFAS No. 133 on October 1, 2000 as well as the impact of applying SFAS No. 133 at June 30, 2001 was not material to the Company's consolidated financial statements.

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement 141 in July 2001 and plans to adopt Statement 142 on October 1, 2001. The Company does not anticipate these standards will have a material effect on its financial statements.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2000 AND 2001


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At June 30, 2001, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2000.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings
         -----------------

     The Company is not a defendant in any lawsuits. The Company's subsidiaries are defendants in lawsuits arising out of the normal course of business. None of the lawsuits would have a material impact on the Company's financial status.

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



                                            COASTAL FINANCIAL CORPORATION

August 14, 2001                            /s/Michael C. Gerald
---------------                            ------------------------------------
Date                                       Michael C. Gerald
                                           President and Chief Executive Officer

August 14, 2001                            /s/Jerry L. Rexroad
---------------                            ------------------------------------
Date                                       Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer