Form 10-K
period 2001-09-30
COASTAL FINANCIAL CORP /DE
filed 2001-12-28
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-K

   | X |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

                                       OR

   |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19684


                          COASTAL FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                      57-0925911
--------------------------------------------              ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer I.D.)
or organization)


2619 Oak Street, Myrtle Beach, South Carolina                    29577-3129
---------------------------------------------                   ------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:       (843) 205-2000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ] NO [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          As of December 19, 2001, there were issued and outstanding 10,614,373 shares of the registrant's Common Stock.

          The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" on December 19, 2001, was $97,227,657(10,614,373) shares at $9.16 per share, which is the average of the closing ask and closing bid price on December 19, 2001. It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (Parts I and II)

2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

               Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, eleven branch offices located in South Carolina, one branch office located in Sunset Beach, North Carolina, one branch office in Southport, North Carolina, and two branch offices located in Wilmington, North Carolina. At September 30, 2001 Coastal Financial had total assets of $763.2 million, total deposits of $530.4 million and stockholders' equity of $57.2 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 205-2000.

               Twelve of Coastal Federal's sixteen offices are in Horry County, South Carolina. The economy of the Horry County area depends primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

               Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer, commercial business loans and commercial real estate loans. Commercial real estate loans were 26.1% of total loans at September 30, 2001.

               As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 2001, 3.6% and 7.6% respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.


               Coastal Federal Savings Bank has received permission from the Office of Thrift Supervision to change its name. Effective September 20, 2001, its new name changed to Coastal Federal Bank.

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


                                                             Year Ended September 30,
                               ---------------------------------------------------------------------------------------
                                          1999 Compared to 1998                       2000 Compared to 1999
                                          Increase (Decrease)                         Increase (Decrease)
                                                Due to                                      Due to
                               ---------------------------------------    -----------------------------------------
                               Rate      Volume     Rate/        Net       Rate       Volume     Rate/        Net
                               ----      ------     -----        ---       ----       ------     -----        ---
                                                    Volume                                       Volume
                               ---------------------------------------    -----------------------------------------
                                                             (Dollars in thousands)
------------------------
Interest-Earning Assets:
 Loans                      $  (830)    $ 3,150    $   (93)    $ 2,227    $   857    $ 4,477    $   130     $ 5,464
 Mortgage-backed
 Securities/Investments         201       3,156         81       3,438      1,991        906        159       3,056
                            -------     -------    -------     -------    -------    -------    -------     -------

Total net change in
 income on interest-
 earning assets                (629)      6,306        (12)      5,665      2,848      5,383        289       8,520
                            -------     -------    -------     -------    -------    -------    -------     -------

Interest-Bearing
 Liabilities:
 Deposits                    (1,188)      1,148        108          68        427        680         35       1,142
 FHLB advances                 (392)      2,564       (165)      2,007      1,336        889        154       2,379
 Repurchase

   Agreements                   (49)        519         (5)        465        576      2,215        333       3,124
                             -------     -------    -------     -------    -------    -------    -------     -------
Total net change in
 expense on interest-
 bearing liabilities         (1,629)      4,231        (62)      2,540      2,339      3,784        522       6,645
                            -------     -------    -------     -------    -------    -------    -------     -------

Net change in net
 Interest income            $ 1,000     $ 2,075    $    50     $ 3,125    $   509    $ 1,599    $  (233)    $ 1,875
                            =======     =======    =======     =======    =======    =======    =======     =======

                                     Year Ended September 30,
                            --------------------------------------------
                                      2001 Compared to 2000
                                       Increase (Decrease)
                                              Due to
                             ------------------------------------------
                               Rate      Volume      Rate/         Net
                               ----      ------      -----         ---
                                                     Volume
                             ------------------------------------------
                                          (Dollars in thousands)
------------------------
Interest-Earning Assets:
 Loans                       $   286     $ 1,597     $    10     $ 1,893
 Mortgage-backed
 Securities/Investments         (691)      1,024         (50)        283
                             -------     -------     -------     -------

Total net change in
 income on interest-
 earning assets                 (405)      2,621         (40)      2,176
                             -------     -------     -------     -------

Interest-Bearing
 Liabilities:
 Deposits                        135       3,435          40       3,610
 FHLB advances                  (380)        662         (23)        259
 Repurchase

   Agreements                   (766)     (3,837)        420      (4,183)
                              -------     -------     -------     -------
Total net change in
 expense on interest-
 bearing liabilities          (1,011)        260         437        (314)
                             -------     -------     -------     -------

Net change in net
 Interest income             $   606     $ 2,361     $  (477)    $ 2,490
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


                                                                 Year Ended September 30,
                             -------------------------------  -----------------------------------------------------------------
                                            1999                           2000                             2001
                             -------------------------------  -----------------------------   ---------------------------------
                                Average              Yield/    Average              Yield/     Average                  Yield/
                                Balance   Interest    Rate     Balance   Interest    Rate      Balance    Interest      Rate
                                -------   --------   -----     -------   --------   ------     -------    --------     ------
                                                                   (Dollars in thousands)
ASSETS
 Loans                         $450,940   $ 38,541     8.55%  $503,306   $ 44,005    8.74%    $521,575    $ 45,899       8.80%
 Mortgage-backed                177,758     11,018     6.20    192,375     14,074    7.32      206,367      14,356       6.95
                               --------   --------    ----    --------   --------    ----     --------    --------       ----
  Securities/Investments(1)
Total interest-earning
 assets                        $628,698   $ 49,559    7.88%   $695,681   $ 58,079    8.34%    $727,942    $ 60,255       8.26%
                               ========   ========    ====    ========   ========    ====     ========    ========       ====
LIABILITIES
 Transaction accounts           210,072      6,368    3.03     215,255      6,283    2.92      250,784       7,404       2.95
 Passbook accounts               33,310        962    2.89      40,891        909    2.22       34,071         741       2.17
 Certificate accounts           144,698      7,297    5.04     149,982      8,577    5.72      194,575      11,235       5.77
 FHLB advances                  161,005      8,495    5.28     177,834     10,874    6.11      188,666      11,133       5.90
 Securities sold under
   repurchase agreements         70,299      3,869    5.50     110,563      6,993    6.32       49,891       2,810       5.63
                               --------   --------    ----    --------   --------    ----     --------    --------       ----
Total interest-bearing         $619,384   $ 26,991    4.33%   $694,525   $ 33,636   4.84%     $717,987    $ 33,323       4.62%
                               ========   ========    ====    ========   ========    ====     ========    ========       ====
 liabilities

Net interest income/
 interest rate spread                     $ 22,568    3.55%              $ 24,443    3.50%                $ 26,932       3.64%
Net yield on interest earning
 assets                                               3.67%                          3.57%                               3.77%

Ratio of interest earning assets
 to interest-bearing
 liabilities                                          1.03x                          1.02x                               1.01x


------------------------------
(1) Includes short-term interest-bearing deposits and Federal funds sold.

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

               The Bank's loan portfolio totaled approximately $505.0 million at September 30, 2001, representing approximately 66.2% of its total assets. On that date, approximately 51.1% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

               In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2001, adjustable rate loans constituted approximately $374.6 million (or 74.2%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 25.8% of the total loan portfolio. Of these fixed rate loans, 79.2% are projected to be repaid in five years or less. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

The following table set forth the composition of the Corporation's loan portfolio by type of loan as of the dates indicated.

                                                                           At September 30,
                                   -------------------------------------------------------------------------------------------------
                                         1997              1998                 1999                2000                 2001
                                   ----------------   ----------------    -----------------   -----------------    -----------------
                                   Amount   Percent   Amount   Percent    Amount    Percent   Amount    Percent    Amount    Percent
                                   ------   -------   ------   -------    ------    -------   ------    -------    ------    -------
                                                                        (Dollars in thousands)
Mortgage loans:
 Construction                   $  34,216    7.93%  $  31,261    7.09%  $  46,766    9.48%  $   54,905   10.13%   $ 60,765   11.56%
  Single family to 4 family units 240,268   55.69     254,161   57.63     265,069   53.73      283,851   52.39     268,670   51.10
 Income property (Commercial)      97,680   22.64      95,420   21.63     114,931   23.29      133,569   24.65     137,282   26.11
Commercial business loans          10,939    2.54      14,848    3.37      22,818    4.62       23,357    4.31      18,886    3.59
Consumer loans:
 Mobile home                        1,291    0.30         990    0.22       1,166    0.24        1,374    0.25       2,056    0.39
 Automobiles                        6,055    1.40       5,106    1.16       6,809    1.38        7,789    1.44       6,599    1.26
 Equity lines of credit            15,294    3.54      18,655    4.23      21,081    4.27       23,009    4.25      22,379    4.26
 Other                             25,714    5.96      20,567    4.67      14,738    2.99       13,915    2.58       9,161    1.73
                                ---------   -----   ---------   -----   ---------   -----    ---------   -----   ---------   -----
Total loans and loans
    held for sale               $ 431,457  100.00%  $ 441,008  100.00%  $ 493,378  100.00%    $541,769  100.00%  $ 525,798  100.00%
                                           ======              ======              ======               ======              ======


Less:
 Loans in process                 (15,084)            (11,292)            (15,315)             (13,329)            (13,983)
 Deferred loan (fees) costs           458                 702                 354                  519                 372
 Allowance for loan losses         (4,902)             (5,668)             (6,430)              (7,064)             (7,159)
                                ---------           ---------           ---------              -------             -------

Total loans and loans held
        for sale, net           $ 411,929           $ 424,750             471,987              521,895             505,028
                                =========           =========             =======              =======             =======

               Single Family Residential Loans. The Bank actively originates conventional loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for single family residential loans typically range from 10 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgage title insurance on all single family first mortgage and residential mortgage loans.

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

               Coastal Federal also offers one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates. Loans sold to correspondents amounted to $13.4 million and $14.8 million, respectively, in fiscal 2000 and 2001. Coastal Federal sold approximately $20.3 million and $60.9 million, respectively, of mortgages in 2000 and 2001 to FHLMC. In addition, Coastal Federal securitized and sold mortgages to FHLMC of $14.9 million and $47.2 million in 2000 and 2001, respectively.

               At September 30, 2001, approximately $268.7 million or 51.1% of the Bank's loan portfolio consisted of one-to-four family residential loans.

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

               The interest rate on commercial real estate construction loans presently offered by the Bank is indexed to either the U.S. Treasury securities or the prime rate as published in The Wall Street Journal. Commercial real estate construction financing generally exposes the lender to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected rather than historical, income and rental results. The Bank's risk of loss on such loans generally depends largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. Coastal Federal generally provides a permanent financing commitment on commercial properties at the time the Bank provides the construction financing.

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

               At September 30, 2001, approximately $60.8 million or 11.6% of the Bank's gross loan portfolio consisted of construction loans on both residential ($16.8 million) and commercial properties ($44.0 million). Undisbursed proceeds on these loans amounted to $14.0 million at September 30, 2001.

               Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2001, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $236.1 million. At such date, the Bank had non-residential real estate loans outstanding of $137.3 million. The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities. Such loans generally have a fifteen to twenty year term, with the payments based up to a similar amortization schedule. The Bank may require the loan to include a call option at the Bank's option in five to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

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

               Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $40.2 million, or 7.6% of the total loan portfolio, at September 30, 2001.

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

               Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms which generally do not exceed one year. The majority of these loans have interest rates which adjust with changes in the prime rate as published in The Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2001, the Bank had $18.9 million outstanding in commercial business loans, which represented approximately 3.6% of its loan portfolio.

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

Loan Maturity

               The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity including scheduled payments and potential prepayments. Prepayment estimates used are based on the OTS NPV Model prepayment functions. Specific prepayment speeds applied to loans are a function of their underlying coupons, life-time rate caps and maturities. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.


                                             More than
                                              One Year
                                   One Year   Through    More than
                                   or Less   Five Years  Five Years    Totals
                                   --------  ----------  ----------    -------
                                                 (In thousands)

First mortgage loans ...........  $ 23,852    $170,622    $114,191    $308,665
Other residential and
   non-residential .............     8,452      90,425      38,405     137,282
Equity lines of credit .........    22,379          --          --      22,379
Consumer loans .................     1,069      10,028       6,719      17,816
Commercial loans ...............     1,133      10,630       7,123      18,886
                                  --------    --------    --------    --------
       Total loans .............  $ 56,885    $281,705    $166,438    $505,028
                                  ========    ========    ========    ========


               The following table sets forth the dollar amount of all loans expected to be repaid after one year at September 30, 2001 which have fixed interest rates and those which have floating or adjustable interest rates.

                                       Fixed      Floating or
                                       Rates    Adjustable Rates  Totals
                                       -----    ----------------  ------
                                                 (In thousands)

First mortgage loans .............   $ 31,284      $253,529      $284,813
Other residential and
    Non-residential ..............     54,219        74,611       128,830
Consumer loans ...................     13,310         3,437        16,747
Commercial loans .................      6,814        10,939        17,753
                                     --------      --------      --------
       Total loans ...............   $105,627      $342,516      $448,143
                                     ========      ========      ========

               Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

               Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All loan applications over $500,000 require the approval by a member or members, depending on loan size, of the Bank's Internal Loan Committee, Director Gerald and Executive Vice Presidents Rexroad and Stalvey. All loan applications greater than $2.0 million require the approval of the Bank's Loan Committee which consists of Directors Clemmons, Gerald, Thompson and Executive Vice Presidents Rexroad and Stalvey. All first mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance, must be approved by a member of the Bank's Loan Committee.

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

               Loan Originations, Purchases and Sales. The Bank is qualified to service loans for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 2001, the Bank was servicing loans sold to others with a principal balance of approximately $143.3 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. At September 30, 2001, the Bank's consolidated loan portfolio included purchased loans of approximately $19.3 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

               The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                                                        Year Ended September 30,
                                                                                   -----------------------------------
                                                                                      1999         2000         2001
                                                                                   ---------    ---------    ---------
                                                                                               (In thousands)
Loans receivable, net, at the beginning
    of the period ..............................................................   $ 424,750    $ 471,987    $ 521,895
                                                                                   ---------    ---------    ---------

Loans originated:
    Construction ...............................................................      72,456       68,799       66,769
    Residential ................................................................      96,510      120,961      106,043
    Nonresidential & commercial business .......................................      51,465       39,899       83,463
    Land .......................................................................      19,060        6,103       23,665
    Consumer ...................................................................      16,866       11,434       16,134
                                                                                   ---------    ---------    ---------
            Total loans originated .............................................     256,357      247,196      296,074
                                                                                   ---------    ---------    ---------

Loans purchased, primarily single
family residential mortgages ...................................................       9,078        4,027           20
                                                                                   ---------    ---------    ---------

Loans sold .....................................................................     (60,781)     (33,695)     (75,698)
                                                                                   ---------    ---------    ---------

Loan principal repayment and other .............................................    (128,805)    (139,900)    (186,496)
                                                                                   ---------    ---------    ---------

Sale of loans, related to the sale of the Florence office ......................          --      (10,897)          --

Securitization of mortgage loans ...............................................     (27,713)     (14,894)     (47,157)

Other ..........................................................................        (899)      (1,929)      (3,610)
                                                                                   ---------    ---------    ---------

Loans receivable, net, at end of period ........................................   $ 471,987    $ 521,895    $ 505,028
                                                                                   =========    =========    =========

               Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option. Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 2001, the Company had residential loan origination commitments of approximately $14.8 million.

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

               The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                                   At September 30,
                                                                 -------------------------------------------------
                                                                   1997       1998       1999     2000      2001
                                                                   ----       ----       ----     ----      ----
                                                                               (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate -
Residential ....................................................   $   71    $  222    $1,097    $2,080    $1,554
Commercial .....................................................       --        --       267     2,478     1,185
Commercial business ............................................       99     1,962        --        --       322
Consumer .......................................................       87        73        67       224       193
                                                                   ------    ------    ------    ------    ------
                Total ..........................................      257     2,257     1,431     4,782     3,254
                                                                   ------    ------    ------    ------    ------

Accruing loans which are contractually past due 90 days or more:
Real estate -
Residential ....................................................       --        --        --        --        --
Commercial .....................................................       --        --        --        --        --
Commercial business ............................................       --        --        --        --        --
Consumer .......................................................       --        --        --        --        --
                                                                   ------    ------    ------    ------    ------
                   Total .......................................       --        --        --        --        --
                                                                   ------    ------    ------    ------    ------

Restructured loans .............................................       --        --       418       419     1,693
Real estate owned ..............................................      250        35        96       867     2,363
Other nonperforming assets .....................................       --        --        --        --        --
                                                                   ------    ------    ------    ------    ------
Total nonperforming assets .....................................   $  507    $2,292    $1,945    $6,068    $7,310
                                                                   ======    ======    ======    ======    ======
Total nonaccrual loans to
  net loans ....................................................     0.06%     0.54%     0.30%     0.92%     0.64%
Total nonaccrual loans to
  total assets .................................................     0.05%     0.35%     0.20%     0.62%     0.43%
Total nonperforming assets
  to total assets ..............................................     0.10%     0.36%     0.27%     0.79%     0.96%


               In fiscal years 1999, 2000 and 2001, interest income which would have been recorded was approximately $46,000, $220,000 and $377,000, respectively, had nonaccruing loans been current in accordance with their original terms. At September 30, 2001, impaired loans totaled $3.4 million. There were $1.4 million in impaired loans at September 30, 2000. Included in the allowance for loan losses at September 30, 2001 was $281,000 related to impaired loans compared to $345,000 at September 30, 2000. The average recorded investment in impaired loans for the year ended September 30, 2001 was $3.6 million compared to $1.5 million for the year ended September 30, 2000. Interest income recognized on impaired loans in fiscal 2001 was $120,000. No interest income was recognized on impaired loans in fiscal 2000.

               The allowance for uncollectible interest which is netted against accrued interest receivable totaled $242,000 and $323,000 at September 30, 2000 and 2001, respectively.

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

               Coastal Federal had six individual classified assets in excess of $750,000 as of September 30, 2001. At that date, classified assets amounted to $22.3 million ($12.8 million substandard; $327,000 doubtful; and $9.2 million special mention). Substandard assets consist primarily of eighteen loans with aggregate balances of approximately $9.7 million at September 30, 2001. The largest amount to any one borrower was $2.3 million. Special mention assets consist primarily of twelve loans with aggregate balances of approximately $7.9 million at September 30, 2001.

               Allowance for Loan Losses. In making loans, the Bank recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

               The Bank's management evaluates the need to establish allowances for losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a significant decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. Additions to the allowance for losses are charged against earnings in the year they are established. The Bank established provisions for losses on loans for the years ended September 30, 1999, 2000 and 2001 of $750,000, $978,000 and $955,000, respectively. As a result, the Bank has a $7.2 million allowance for loan losses as of September 30, 2001. The allowance as a percentage of loans receivable was 1.42% at September 30, 2001 compared to 1.35% at September 30, 2000. See "Management's Discussion and Analysis - Non-Performing Assets and - Allowance for Loan Losses" in the 2001 Annual Report to Stockholders attached hereto and incorporated by reference.

               While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP at September 30, 2001, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely affecting the Bank's financial condition and earnings.

Loan Loss Allowance Analysis

               The following table sets forth analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.



                                                 Year Ended September 30,
                                    ------------------------------------------------
                                    1997      1998      1999        2000        2001
                                    ----      ----      ----        ----        ----
                                                (Dollars in thousands)
Allowance at beginning of
  period                         $ 4,172    $ 4,902    $ 5,668    $ 6,430     $ 7,064
Allowance recorded on
  acquired loans                     110        109        112         50          --
Sale of Florence office loans         --         --         --        (75)         --
Provision for loan losses            760        865        750        978         955
                                 -------    -------    -------    -------     -------
Recoveries:
    Residential real estate           20          7        184         12           3
    Commercial real estate            14          1         13         --          --
    Real estate construction          --         --         --         --          --
    Consumer                          38         56         55         65          57
                                 -------    -------    -------    -------     -------
        Total recoveries              72         64        252         77          60
                                 -------    -------    -------    -------     -------

Charge-offs:
    Residential real estate ..        46         28         15         28         167
    Commercial real estate            --         17          8         --         226
    Real estate construction .        --         --         --         --          --
    Consumer                         166        227        329        368         527
                                 -------    -------    -------    -------     -------
        Total charge-offs            212        272        352        396         920
                                 -------    -------    -------    -------     -------
        Net charge-offs              140        208        100        319         860
                                 -------    -------    -------    -------     -------
Allowance at end of period       $ 4,902    $ 5,668    $ 6,430    $ 7,064     $ 7,159
                                 =======    =======    =======    =======     =======

Ratio of allowance to net
  loans outstanding at the
  end of the period                 1.19%      1.33%      1.36%      1.35%       1.42%

Ratio of net charge-offs
  to average loans outstanding
  during the period                 0.04%      0.05%      0.02%      0.06%       0.17%

Loan Loss Allowance by Category

               The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                 September 30,
                         -----------------------------------------------------------------------------------------------
                                    1997                             1998                            1999
                         ----------------------------   -----------------------------   -------------------------------
                                  As a %    Loan Type            As a %     Loan Type             As a %     Loan Type
                                  of out-   As a %               of out-    As a %                of out-    As a %
                                  standing  of out-              standing   of out-               standing   of out-
                                  loans in  standing             loans in   standing              loans in   standing
                         Amount   category  loans       Amount   category   loans       Amount   category    loans
                         ------   --------  -----       ------   --------   -----       ------   --------    -----
                           (Dollars in thousands)
Real Estate - mortgage
   Residential           $1,064    0.41%    63.56%      $1,375     0.47%    67.60%      $1,747      0.56%      66.01%
   Commercial             3,261    2.78     28.52        3,685     3.30     28.52%       4,191      3.04       29.18
   Consumer                 577    1.77      7.92          608     2.82      6.08          492      2.17        4.81
                         ------    ----    ------       ------   ------    ------       ------    ------      ------
   Total Allowance for
      loan losses        $4,902    1.19%   100.00%      $5,668     1.33%   100.00%      $6,430      1.36%     100.00%
                         ======    ====    ======       ======   ======    ======       ======    ======      ======

                                                  September 30,
                           ------------------------------------------------------------
                                       2000                            2001
                           ----------------------------   -----------------------------
                                    As a %    Loan Type            As a %     Loan Type
                                    of out-   As a %               of out-    As a %
                                    standing  of out-              standing   of out-
                                    loans in  standing             loans in   standing
                           Amount   category  loans       Amount   category   loans
                           ------   --------  -----       ------   --------   -----
                             (Dollars in thousands)
Real Estate - mortgage
   Residential            $2,081     0.60%    66.53%      $2,148     0.65%     65.55%
   Commercial              4,719     3.01     30.07        4,893     3.13      30.92
   Consumer                  264     1.49      3.40          118     0.66       3.53
                          ------     ----     -----       ------     ----     ------
   Total Allowance for    $7,064     1.35%   100.00%      $7,159     1.42%    100.00%
                          ======     ====    ======       ======     ====     ======
      loan losses

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

               Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO committee"). The ALCO Committee meets quarterly and consists of Directors Creel, Bishop, Thompson, Clemmons and Gerald, and Executive Vice Presidents Graham, Rexroad, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2001, the Bank's investment portfolio had a market value of approximately $192.6 million. The investment securities portfolio consisted primarily of mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

Securities Analysis

               The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.

                                                       September 30,
                          -----------------------------------------------------------------------
                                    1999                    2000                   2001
                          -----------------------  -----------------------  ---------------------
                          Amortized   Percent of   Amortized   Percent of   Amortized  Percent of
                          Cost(1)     Portfolio     Cost(1)    Portfolio    Cost(1)    Portfolio
                          -------     ---------     -------    ---------    -------    ---------
                                                   (Dollars in thousands)

U.S. Government agency
Securities:
    FHLMC................ $   --         --%       $2,858       32.99%       1,893      100.00%
    FHLB.................  4,723      75.99%        3,077       35.52%          --          --
    FNMA.................     --         --         1,235       14.26%          --          --
    Federal Farm Credit
    Bond.................  1,492      24.01%           --          --           --          --
    Federal Agric Mtg
    Association               --         --         1,499       17.23%          --          --
                          ------     ------        ------      ------      -------      ------

            Total         $6,215     100.00%       $8,669       100.00%    $ 1,893      100.00%
                          ======     ======        ======       ======     =======      ======


(1) The market value of the Bank's investment securities portfolio amounted to $6.1 million, $8.5 million and $2.0 million at September 30, 1999, 2000 and 2001, respectively.

     The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 2001.

                                 Less Than               One to                Five to
                                  One Year             Five Years             Ten Years
                              ----------------      ----------------       ----------------
                              Amount     Yield      Amount     Yield       Amount     Yield
                              ------     -----      ------     -----       ------     -----
                                                 (Dollars in thousands)
U.S. Government agency
securities:
    FHLMC ................      --         --     $    --        --       $1,893      6.25%
    FHLB .................      --         --          --        --           --        --
    FNMA .................      --         --          --        --           --        --
    Federal Farm
    Credit Bond ..........      --         --          --        --           --        --
    Federal Agric Mtg ....                                                              --
                                                                          ------      ----
    Association ..........                 --          --        --           --        --
                           -------   --------     -------   -------       ------      ----

            Total ........ $    --         --          --        --       $1,893      6.25%
                           =======   ========     =======   =======       ======      ====

The following table sets forth Coastal Federal's mortgage-backed securities portfolio, at amortized cost, at the dates indicated.

                                                                     September 30,
                               -----------------------------------------------------------------------------------------
                                         1999                           2000                            2001
                               --------------------------     --------------------------      --------------------------
                               Amortized      Percent of      Amortized       Percent of      Amortized       Percent of
                               Cost(1)        Portfolio       Cost(1)         Portfolio       Cost(1)         Portfolio
                               ---------      -----------     ---------      -----------      ---------      -----------
                                                                 (Dollars in thousands)
Mortgage-backed Securities:
        FHLMC .............     $ 35,175        18.98%         $ 19,191         10.02%         $ 12,223          6.61%
        FNMA ..............      103,117        55.64%          122,665         64.03%          123,271         66.64%
        GNMA ..............       23,349        12.60%           18,698          9.76%           20,630         11.15%
        CMO ...............       23,680        12.78%           31,023         16.19%           28,856         15.60%
                                --------       ------          --------        ------          --------        ------

                Total .....     $185,321       100.00%         $191,577        100.00%         $184,980        100.00%
                                ========       ======          ========        ======          ========        ======



(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $182.1 million, $189.2 million and $190.6 million at September 30, 1999, 2000 and 2001, respectively.


     The following table sets forth the maturities and weighted average yields of the securities, at amortized cost, at September 30, 2001.

                              Less Than               One to                 Five to               Ten Years
                              One Year              Five Years              Ten Years            and Thereafter
                         -----------------        ----------------       ----------------       ----------------
                         Amount      Yield        Amount     Yield       Amount     Yield       Amount     Yield
                         ------      -----        ------     -----       ------     -----       ------     -----
                                                          (Dollars in thousands)
Mortgage-backed
Securities
        FHLMC .......     $ --         --%         $ --        --%      $     --       --%      $ 12,223    7.70%
        FNMA ........       --         --%           --        --%            --       --%       123,271    7.46%
        GNMA ........       --         --%           --        --%            --       --%        20,630    8.00%
        CMO .........       --         --%           --        --%         2,023     7.00%        26,833    6.25%
                          ----         ---         ----        ---      --------     ----       --------    ----

                Total       --         --%           --        --%      $  2,023     7.00%      $182,957    7.36%
                          ====         ===         ====        ===      ========     ====       ========    ====

Service Corporation Activities

     Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers," which was incorporated in 1970 under the laws of South Carolina. Coastal Mortgage Bankers is not active in any real estate operations.



                ------------------
                 COASTAL FEDERAL
                ------------------
                                           ------------------------
                                              COASTAL FEDERAL(1)
                                                   HOLDING
                                                 CORPORATION
                                           ------------------------

                                           ------------------------
                                                 COASTAL REAL
                                              ESTATE INVESTMENT
                                                 CORPORATION
                                           ------------------------
                -------------------
                 COASTAL MORTGAGE
                      BANKERS*
                -------------------



----------------- ------------ ----------- -----------  ----------------
                  Shady Forest  Sherwood     Ridge
  North Beach     Development  Development Development  501 Development
Investments, Inc. Corporation  Corporation Corporation    Corporation
----------------- ------------ ----------- -----------  ----------------


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

Deposit Flow

    The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                               At September 30,
                                                  --------------------------------------------------------------------------
                                                                 1999                                2000
                                                  -----------------------------------   ----------------------------------
                                                               Percent     Increase                 Percent      Increase
                                                    Amount     of Total   (Decrease)     Amount     of Total    (Decrease)
                                                  ---------    --------   ----------    ---------   --------    ----------
                                                                          (Dollars in thousands)
Transaction accounts:
      NOW checking ...........................    $  50,774      12.70%   $  8,340     $  48,945      12.05%   $  (1,829)
      Commercial checking ....................       37,256       9.32       9,971        35,214       8.67       (2,042)
                                                  ---------      -----    --------     ---------     ------    ---------

Total transaction accounts ...................       88,030      22.03      18,311        84,159      20.72       (3,871)
                                                  ---------      -----    --------     ---------     ------    ---------

Money market demand accounts .................      138,188      34.58      13,981       120,133      29.57      (18,055)
Savings accounts .............................       39,212       9.81       1,970        36,205       8.91       (3,007)

Fixed-rate certificates (original maturity):
      3 months ...............................        4,440       1.11       2,395         3,695       0.91         (745)
      6 months ...............................       23,367       5.85      (2,196)       62,377      15.36       39,010
      9 months ...............................        5,220       1.31        (176)        3,211       0.79       (2,009)
      12 months ..............................       37,953       9.50      (8,166)       32,650       8.04       (5,303)
      18 months ..............................       16,016       4.01     (19,124)       24,520       6.04        8,504
      24 months ..............................       19,104       4.78       1,756        18,073       4.45       (1,031)
      30 months ..............................       13,677       3.42       7,119         8,620       2.12       (5,057)
      36 months ..............................        4,622       1.16        (118)        3,275       0.81       (1,347)
      48 months ..............................        4,870       1.22      (1,982)        4,821       1.19          (49)
      96 months ..............................           31       0.01           2            33       0.01            2
                                                  ---------      -----    --------     ---------     ------    ---------
                                                    129,300      32.35    (20,490)       161,275      39.70       31,975
                                                  ---------      -----    --------     ---------     ------    ---------
Variable rate certificates:
   (original maturity)
      18 months ..............................        2,716       0.68        (421)        2,287       0.56         (429)
      30 months ..............................        2,227       0.56           3         2,158       0.53          (69)
                                                  ---------      -----    --------     ---------     ------    ---------
Total variable ...............................        4,943       1.24        (418)        4,445       1.09         (498)
                                                  ---------      -----    --------     ---------     ------    ---------

Total certificates ...........................      134,243      33.59     (20,910)      165,720      40.80       31,477
                                                  ---------      -----    --------     ---------     ------    ---------

Total deposits ...............................    $ 399,673     100.00%  $  13,352     $ 406,217     100.00%   $   6,544
                                                  =========     ======   =========     =========     ======    =========

                                                           At September 30,
                                                     -------------------------------
                                                                 2001
                                                     -------------------------------
                                                                Percent    Increase
                                                      Amount    of Total  (Decrease)
                                                     ---------  --------  ----------
                                                         (Dollars in thousands)
Transaction accounts:
      NOW checking ...........................       $  55,926    10.54%  $  6,981
      Commercial checking ....................          49,098     9.26     13,884
                                                     ---------   ------   --------

Total transaction accounts ...................         105,024    19.80     20,865
                                                     ---------   ------   --------

Money market demand accounts .................         193,631    36.51     73,498
Savings accounts .............................          33,317     6.28     (2,888)

Fixed-rate certificates (original maturity):
      3 months ...............................           3,689     0.70         (6)
      6 months ...............................          47,126     8.89    (15,251)
      9 months ...............................          30,180     5.69     26,969
      12 months ..............................          44,866     8.46     12,216
      18 months ..............................          31,638     5.97      7,118
      24 months ..............................          25,120     4.74      7,047
      30 months ..............................           2,751     0.52     (5,869)
      36 months ..............................           2,294     0.43       (981)
      48 months ..............................           6,586     1.24      1,765
      96 months ..............................              18     0.00        (15)
                                                     ---------   ------   --------
                                                       194,268    36.64     32,993
                                                     ---------   ------   --------
Variable rate certificates:
   (original maturity)
      18 months ..............................           2,146     0.40       (141)
      30 months ..............................           1,978     0.37       (180)
                                                     ---------   ------   --------
Total variable ...............................           4,124     0.77       (321)
                                                     ---------   ------  ---------

Total certificates ...........................         198,392    37.41     32,672
                                                     ---------   ------   --------

Total deposits ...............................       $ 530,364   100.00%  $124,147
                                                     =========   ======   ========

Time Deposits by Maturity and Rate

               The following table sets forth the amount and maturities of time deposits at September 30, 2001.

                                                Amount Due
                     Less Than     1-2         2-3      3-4        After
 Rate                One Year      Years       Years    Years      4 Years     Total
                     --------      -----       -----    -----      -------     -----
                                               (In thousands)

0.00 - 5.99%..       $143,735      $13,792     $2,728    $3,594      $457     $164,306
6.00 - 8.00%..         18,132       12,459      1,339     1,718        --       33,648
8.01 - 10.00%.            438           --         --        --        --          438
                     --------     --------     ------    ------      ----     ---------

        Total......  $162,305      $26,251     $4,067    $5,312      $457     $198,392
                    =========     ========     ======    ======      ====     ========


               The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2001.

                                Amount Due
-----------------------------------------------------------------------------
  Within      Over 3              Over 6               Over 12       Total
  3 Months    through 6 months    through 12 months    Months
-----------------------------------------------------------------------------
                                  (In thousands)

  $15,892     $ 19,102             $16,371             $12,387      $ 63,752
  ========    =========            ========            ========     ========


               In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal.

               Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 2001, Coastal Federal had advances totaling $140.0 million from the FHLB of Atlanta due on various dates through 2011 with a weighted average interest rate of 5.46%. Certain of these advances are subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

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

               In addition to the borrowing described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2001, the Bank had $15.0 million in broker repurchase agreements. The Bank has also offered repurchase agreements to its customers which are borrowings that are collateralized by underlying government securities. At September 30, 2001, the Bank had $3.7 million outstanding in customer repurchase agreements.

               The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                      At September 30,
                                            ----------  -----------   ----------
                                               1999         2000         2001
                                            ----------  -----------   ----------
                                              (Dollars in thousands)
Outstanding balance:
    Securities sold under agreements
        to repurchase:
        Customer ...................        $   4,848    $   3,825     $  3,703
        Broker .....................           92,100       72,033       15,000
    Short-term FHLB advances (1) ...          118,000      116,476       46,400

Weighted average rate paid on:
    Securities sold under agreements
        to repurchase:
        Customer ...................             3.37%        5.75%        3.36%
        Broker .....................             5.53         6.59         2.97
    Short-term FHLB advances (1) ...             5.14         6.68         5.13

                                                      At September 30,
                                            ----------  -----------   ----------
                                               1999         2000         2001
                                            ----------  -----------   ----------
                                                  (Dollars in thousands)
Maximum amount of borrowings outstanding
    At any month end:
    Securities sold under agreements
        to repurchase:
        Customer ........................    $  4,848     $  4,196     $  3,726
        Broker ..........................      92,100      122,700       67,099
    Short-term FHLB advances (1) ........     147,135      154,546      138,946

Approximate average short-term borrowings
    outstanding with respect to:
    Securities sold under agreements
        to repurchase:
        Customer ........................    $  3,199     $  2,826     $  2,361
        Broker ..........................      67,100      107,737       45,461
    Short-term FHLB advances (1) ........     118,276      127,458       50,884

Weighted average rate paid on:
    Securities sold under agreements
        to repurchase:
        Customer ........................        3.09%        4.10%        3.73%
        Broker ..........................        5.30         6.38         5.65
    Short-term FHLB advances (1) ........        5.14         6.68         5.90


(1) Short-term FHLB advances include various advances which are subject to call by FHLB.

Competition

               As of June 30, 2001, Coastal Federal held a 15.4% share of the deposits in Horry County, S.C. according to the Federal Deposit Insurance Corporation. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 70 offices of other financial institutions in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

               As of September 30, 2001, the Company had 254 full-time Associates and 22 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

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

Holding Company Regulation

               The Corporation is a nondiversified unitary savings and loan holding company under federal law. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. See "-Federal Savings Institution Regulation - Qualified Thrift Lender Test." The Gramm-Leach Bliley Act of 1999 restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company, as described below.

The Gramm-Leach-Bliley Act, however, grandfathered the unreastricted authority for activities with respect to unitary savings and loan holding companies existing, or subject to an application filed, prior to May 4, 1999, such as the Corporation, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Corporation of another savings institution or savings bank that meets the qualified thrift lender test and is held as a separate subsidiary, the Corporation would become a multiple savings and loan holding company and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

               At September 30, 2001, the Bank met each of its capital requirements. See Note 12 of the Notes to Consolidated Financial Statements for further information.

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

               Loans to One Borrower. Federal law provides that savings institutions must generally follow the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, the Bank's limit on loans to one borrower was approximately $9.1 million. At September 30, 2001, the Bank's largest aggregate amount of loans to one borrower was $8.5 million, all of which was performing according to their terms.

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

               A savings institution that fails the qualified thrift lender test faces certain operating restrictions and may be required to convert to a commercial bank charter. As of September 30, 2001, the Bank complied with the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

               Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger.

               Under the OTS regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.

               Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The Bank's assessments for the fiscal year ended September 30, 2001 totaled $149,000.

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

Federal Home Loan Bank System

               The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank of Atlanta provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank of Atlanta in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Atlanta, whichever is greater. The Bank complied with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2001, of $7.6 million. Federal Home Loan Bank of Atlanta advances must be secured by specified types of collateral.

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

Federal Reserve System

               The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts, primarily NOW and regular checking accounts. The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less, subject to adjustment by the Federal Reserve Board, the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.284 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances, as adjusted by the Federal Reserve Board, are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

Community Reinvestment Act

               Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of an institution; to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating received from the OTS was "satisfactory."

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

               Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to Note 10 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2001.

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

Item 2.  Properties

               The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 2001.

                                                  Total Investment
                                                  Including Land,      Net Book       Approximate
                                      Year        Building, Furni-     Value as         Square     Owned/
Location                              Opened      ture and Fixtures   Of 9/30/01        Footage    Leased
--------                              ------     ------------------   ----------      -----------  ------
                                                                (Dollars in thousands)
Main Office
2619 Oak St
Myrtle Beach, SC (1)                    1980          $11,391          $ 3,914           25,000     Owned

Dunes Office
7500 North Kings Hwy
Myrtle Beach, SC                        1971              742              277            2,000     Owned

North Myrtle Beach Office
521 Main Street
North Myrtle Beach, SC                  1973            1,218              678            4,100     Owned

Surfside Office
112 Highway 17 South
  & Glenns Bay Road
Surfside Beach, SC                      1975            1,532              835            3,300     Owned

Conway Office
310 Highway 378
Conway, SC                              1976            1,002              396            2,882     Owned

Socastee Office
1 Cimerron Drive                        1981            1,010              370            2,275     Owned
Myrtle Beach, SC

Murrells Inlet Office
Highway 17 South
Murrells Inlet, SC                      1986            1,102              652            3,450     Owned

Waccamaw Medical Pk Office
7000 Waccamaw Medical Pk Rd             1986              596              264            1,450     Owned
Conway, SC

Sunset Beach Office
1625 Seaside Road S.W
Sunset Beach, NC                        1998            1,083              900            3,000     Owned

Coastal Federal University Center
504 27th Avenue North
Myrtle Beach, SC                        1997            1,217            1,102           17,500     Owned


                                                  Total Investment
                                                  Including Land,      Net Book       Approximate
                                      Year        Building, Furni-     Value as         Square     Owned/
Location                              Opened      ture and Fixtures   Of 9/30/01        Footage    Leased
--------                              ------     ------------------   ----------      -----------  ------
                                                               (Dollars in thousands)
Conway Annex Property
1515 4th Avenue
Conway, SC                              1999              446              430           10,000     Owned

Little River Office
1602 Highway 17
Little River, SC                        1999            1,248            1,122            2,300     Owned

Bi-Lo 38th Avenue
1245 38th Avenue North
Myrtle Beach, SC                        2000              326              271              600     Leased

Wilmington Office
5710 Oleander Drive, Suite 209
Wilmington, NC                          1999              214              179            1,400     Leased

Carolina Forest Office
3894 Renee Drive
Myrtle Beach, SC                        2000            1,287            1,175            3,500     Owned

Southport Office
4956-1 Long Beach Road SE               2001              221              199            1,600     Leased
Southport, NC

Central Business District Office
5710 Oleander Drive, Suite 209 .        2001               71               68            1,800     Leased
Wilmington, NC

Bi-Lo Socastee Office
5020 Dick Pond Road                     2001              281              263              486     Leased
Myrtle Beach, SC

Coastal Mortgage Bankers
  and Realty Co., Inc.                  1970                2                0              N/A      N/A
2619 Oak Street
Myrtle Beach, SC

Coastal Investor Services, Inc.
2619 Oak Street                         1987              123               19              N/A      N/A
Myrtle Beach, SC

-------------

(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

               The Company began to invest in equipment for a full service office in Pawleys Island, SC. The office is scheduled to open in February 2002.

               The net book value of the Company's investment in office, properties and equipment (including the future Pawleys Island Office) totaled $13.2 million at September 30, 2001. See Note 5 of the Notes to the consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Item 3. Legal Proceedings

               The Company is not a defendant in any lawsuits. The subsidiaries are defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial status.

Item 4. Submission of Matters to a Vote of Security Holders

               Not Applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

               The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 ("Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

               The information contained under the section captioned "Proposal I -- Election of Directors" in the Bank's definitive proxy statement for the Bank's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

               Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank.

Executive Officers of the Registrant
------------------------------------

Name, Age and Position                  Business Experience
----------------------                  -------------------

Michael C. Gerald, 52                   Mr. Gerald has been associated with
President, Chief Executive              Coastal Federal since 1974 and
Officer and a Director                  serves as Director, President and
                                        Chief Executive Officer of the
                                        Corporation and Bank. Mr. Gerald
                                        also serves as Director and
                                        President of Coastal Mortgage
                                        Bankers & Realty Company, Inc., and
                                        as Director and President of Coastal
                                        Real Estate Investment Corporation.
                                        He currently serves on the Board of
                                        Visitors of Coastal Carolina
                                        University's Wall School of
                                        Business, the Board of Directors of
                                        the Waccamaw Community Foundation,
                                        the Board of Directors of the
                                        Coastal Education Foundation, the
                                        Session of the First Presbyterian
                                        Church of Myrtle Beach, Chairman of
                                        the Planning Commission for the Town
                                        of Briarcliffe Acres and the Board
                                        of Advisors of the USC Business
                                        Partnership Foundation.


Jimmy R. Graham, 53,                    Mr. Graham serves as Executive Vice
Executive Vice President and            President and Chief Information
Chief Information Officer               Officer of Coastal Federal. Mr.
                                        Graham serves as Executive Vice
                                        President of Coastal Financial
                                        Corporation. He has been associated
                                        with the bank since 1977.




Jerry L. Rexroad, CPA, 41,              Mr. Rexroad joined the Company in
Executive Vice President and            April 1995 and is Executive Vice
Chief Financial Officer                 President and Chief Financial
                                        Officer of Coastal Federal and
                                        Coastal Financial Corporation. Mr.
                                        Rexroad also serves as the Chief
                                        Financial Officer and a Director for
                                        Coastal Mortgage Bankers & Realty
                                        Company, Inc., Coastal Investments
                                        Corporation, and Coastal Federal
                                        Mortgage, Coastal Real Estate
                                        Investment Corporation and President
                                        of Coastal Federal Holdings
                                        Corporation. He currently serves on
                                        the Junior Achievement Board of
                                        Directors of Horry County. He is a
                                        Past Chairman of the Board of
                                        Directors for Junior Achievement of
                                        Horry County as well as Past
                                        Chairman of the Board of Directors
                                        for Junior Achievement of
                                        Greenville. Mr. Rexroad is a
                                        Director of PowerHouse Ministries,
                                        Inc. and Chairman of the Board of
                                        Deacons at Grand Strand Baptist
                                        Church. He is a certified public
                                        accountant, and is a member of the
                                        AICPA and SCACPA. Prior to joining
                                        the Company, Mr. Rexroad was a
                                        partner with KPMG LLP where he was
                                        partner in charge of the Financial
                                        Institutions practice in South
                                        Carolina.

Phillip G. Stalvey, 45,                 Mr. Stalvey is Executive Vice
Executive Vice President                President and Sales Group Leader for
And Sales Group Leader                  the Bank. He also serves as an
                                        Executive Vice President of the
                                        Corporation and is a director of
                                        Coastal Federal Mortgage and Coastal
                                        Investor Services, Inc. He has been
                                        associated with Coastal Federal for
                                        the past 20 years. In addition, Mr.
                                        Stalvey is a member of the Florence
                                        Stake Presidency with his Church and
                                        a member of the Myrtle Beach Air
                                        Force Base Redevelopment Authority.


Steven J. Sherry, 50                    Mr. Sherry is Executive Vice
Executive Vice President and            President and Director of Marketing
Director of Marketing                   for the Bank. He also serves as
                                        Executive Vice President/Chief
                                        Marketing Officer for Coastal
                                        Financial Corporation. He has been
                                        associated with Coastal Federal, in
                                        a consultative fashion for over five
                                        years, and formally with the
                                        organization for 3 1/2years. Mr.
                                        Sherry is a member of the Bank
                                        Marketing Association, and holds
                                        various achievement awards for
                                        marketing and advertising.


Susan J. Cooke, 51                      Ms. Cooke is Vice President and
Vice President and                      Corporate Secretary for Coastal
Corporate Secretary                     Federal and for Coastal Financial
                                        Corporation, Corporate Secretary for
                                        Coastal Mortgage Bankers & Realty
                                        Company, Inc., and Coastal Investor
                                        Services, Inc. Ms. Cooke has been
                                        employed with Coastal Federal for
                                        fourteen years. She is a member of
                                        the American Society of Corporate
                                        Secretaries, Inc. and the National
                                        Association for Female Executives.


Robert D. Douglas, 42                   Mr. Douglas joined the corporation
Executive Vice President                in June 1994 and serves as Executive
Human Resources/Coastal                 Vice President of the Bank and
Federal University Group                Coastal Financial Corporation. He
                                        currently serves on the Myrtle Beach
                                        Area Chamber of Commerce
                                        Governmental Affairs Committee. He
                                        previously served as Chairman of the
                                        Human Resources Committee, and as a
                                        member of the Young Management
                                        Division of the Community Financial
                                        Institutions of South Carolina
                                        Association. He has served on
                                        various advisory committees for the
                                        Horry County Drug and Alcohol
                                        Commission, and the South Carolina
                                        Employment Security Commission.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                             Form 8-K

1. Independent Auditors' Report(1)

2. All Financial Statements(1)

          (a) Consolidated Statements of Financial Condition as of September 30, 2000 and 2001.

          (b) Consolidated Statements of Operations for the Years Ended September 30, 1999, 2000, 2001.

          (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 1999, 2000, 2001.

          (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 2000, 2001.

          (e)      Notes to Consolidated Financial Statements.

3. All Schedules have been omitted, as the required information is either inapplicable or included in the Notes to consolidated Financial Statements.

4. Exhibits

          3  (a)   Certificate of Incorporation of Coastal Financial
                   Corporation(2)

          3  (b)   Certificate of Amendment to Certificate of Incorporation
                   of Coastal Financial Corporation(7)

          3  (c)   Bylaws of Coastal Financial Corporation(1)

          10 (a)   Employment Agreement with Michael C. Gerald(2)

             (b)   Employment Agreement with Jerry L. Rexroad(2)

             (c)   Employment Agreement with Phillip G. Stalvey(4)

             (d)   Employment Agreement with Jimmy R. Graham(2)

             (e)   Employment Agreement with Steven J. Sherry(5)

             (f)   1990 Stock Option Plan(2)

             (g)   Directors Performance Plan(3)

             (h)   2000 Stock Option Plan(6)

             (i)   Loan Agreement with Bankers Bank(8)

          13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001

          21       Subsidiaries of the Registrant

          23       Consent of Independent Auditors


5. The Corporation filed a Form 8-K on August 2, 2001 to report that the Corporation declared a 3-for-2 stock split on the Corporation's outstanding shares of common stock, payable in the form of a 50% stock dividend. A copy of the press release announcing the stock split is filed as an exhibit to the Form 8-K.

--------------------


(1) Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

(2) Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

(3) Incorporated by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.

(4) Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

(5) Incorporated by reference to 1998 Form 10-K filed with the Securities and Exchange Commission on December 29, 1998.

(6) Incorporated by reference to the proxy statement for the 2000 Annual Meeting of Stockholders.

(7) Incorporated by reference to the March 31, 1998 Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(8) Incorporated by reference to the December 31, 1997 Form 10-Q filed with the Securities and Exchange Commission on February 13, 1998.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COASTAL FINANCIAL CORPORATION


          Date:  December 21, 2001      By: /s/ Michael C. Gerald
                                            ---------------------
                                            Michael C. Gerald
                                            President/Chief Executive
                                            Officer
                                            (Duly Authorized Representative)


               Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Michael C. Gerald                By:  /s/ Jerry L. Rexroad
        --------------------                      -------------------
        Michael C. Gerald                         Jerry L. Rexroad
         President/Chief Executive                 Executive Vice President
         Officer And a Director                    And Chief Financial Officer
         (Principal Executive                      (Principal Financial and
         Officer)                                  Accounting Officer)

Date:   December 21, 2001                         December 21, 2001

By:     /s/ James T. Clemmons                By:  /s/ Frank A. Thompson, II
        --------------------                      ------------------------
        James T. Clemmons                         Frank A. Thompson, II
         Chairman of the Board                     Director

Date:   December 21, 2001                   Date: December 21, 2001

By:     /s/ James C. Benton                  By:  /s/ James P. Creel
        ------------------                        -----------------
        James C. Benton                           James P. Creel
         Director                                  Director

Date:   December 21, 2001                   Date: December 21, 2001

By:     /s/ G. David Bishop                  By:  /s/ James H. Dusenbury
        ------------------                        ---------------------
        G. David Bishop                           James H. Dusenbury
        Director                                  Director

Date:   December 21, 2001                   Date: December 21, 2001