Form 10-Q
period 2001-12-31
COASTAL FINANCIAL CORP /DE
filed 2002-02-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

      [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended December 31, 2001

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

     YES [X]            NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001.

Common Stock $.01 Par Value Per Share                         10,616,481 Shares
--------------------------------------------------------------------------------
(Class)                                                           (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS                                                         PAGE

PART I- Consolidated Financial Information

Item
        1. Consolidated Financial Statements (unaudited):

           Consolidated Statements of Financial Condition
           as of September 30, 2001 and December 31, 2001                   3

           Consolidated Statements of Operations for the three
           months ended December 31, 2000 and 2001                        4-5

           Consolidated Statements of Cash Flows for the three
           months ended December 31, 2000 and 2001                        6-7

           Consolidated Statements of Stockholders' Equity
           and Comprehensive Income for the three months ended
           December 31, 2000 and 2001                                       8

           Notes to Consolidated Financial Statements                    9-12

        2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                13-17

        3. Quantitative and Qualitative Disclosures About                  18
           Market Risk


Part II - Other Information

Item
        1. Legal Proceedings                                               19

        2. Changes in Securities and Use of Proceeds                       19

        3. Defaults Upon Senior Securities                                 19

        4. Submission of Matters to a Vote of Securities Holders           19

        5. Other information                                               19

        6. Exhibits and Reports on Form 8-K                             20-21

Signatures                                                                 22

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,December 31,
                                                       2001            2001
                                                       ----            ----
                                                             (Unaudited)
                                                           (In thousands,
                                                         except share data)
ASSETS:
Cash and amounts due from banks                     $  24,966       $  23,044
Short-term interest-bearing deposits                    9,354             418
Investment securities available for sale              192,553         197,965
Loans receivable (net of allowance for
   loan losses of $7,159 at September 30,
   2001 and $7,244 at December 31, 2001)              488,754         493,586
Loans receivable held for sale                         16,274          19,834
Real estate acquired through foreclosure                2,363           1,969
Office property and equipment, net                     13,150          13,525
Federal Home Loan Bank stock, at cost                   7,624           7,764
Accrued interest receivable on loans                    2,783           2,525
Accrued interest receivable on investments              1,341           1,323
Other assets and deferred charges                       4,052           4,938
                                                    ---------       ---------
                                                    $ 763,214       $ 766,891
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                            $ 530,364       $ 521,132
Securities sold under agreements to
   repurchase                                          18,703          27,160
Advances from Federal Home Loan Bank                  140,036         144,575
Other borrowings                                        2,069           2,069
Drafts outstanding                                      2,577           1,961
Advances by borrowers for property taxes
  and insurance                                         1,250             283
Accrued interest payable                                1,184           1,277
Other liabilities                                       9,783          10,851
                                                    ---------       ---------
 Total liabilities                                    705,966         709,308
                                                    ---------       ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                 --              --
Common stock, $.01 par value, 15,000,000
   shares authorized; 10,693,325 shares at
   September 30, 2001 and 10,616,481 shares
   at December 31, 2001 issued and outstanding            107             106
Additional paid-in capital                              9,744           9,744
Retained earnings                                      47,496          49,351
Treasury stock, at cost (324,483 and 401,327
   shares, respectively)                               (3,620)         (4,183)
Accumulated other comprehensive income,
 net of tax                                             3,521           2,565
                                                    ---------       ---------
  Total stockholders' equity                           57,248          57,583
                                                    ---------       ---------
                                                    $ 763,214       $ 766,891
                                                    =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

                                               2000            2001
                                               ----            ----
                                                   (Unaudited)
                                                   (In thousands,
                                                 except share data)
Interest income:
    Loans receivable                          $ 11,998       $ 10,252
    Investment securities                          623            575
   Mortgage-backed securities                    2,876          2,473
   Other                                           158             68
                                              --------       --------
   Total interest income                        15,655         13,368
                                              --------       --------

Interest expense:
   Deposits                                      4,755          3,609
   Securities sold under agreements to
     repurchase                                  1,190            127
   Advances from Federal Home Loan Bank          3,500          1,926
                                              --------       --------
   Total interest expense                        9,445          5,662
                                              --------       --------
   Net interest income                           6,210          7,706
                                              --------       --------
   Provision for loan losses                       270            250
                                              --------       --------
   Net interest income after provision
     for loan losses                             5,940          7,456
                                              --------       --------

Other income:
   Fees and service charges                        551            768
   Loss from real estate owned                     (90)          (106)
   Gain on sale of loans receivable, net           150            556
   Gain on sale of securities
     available for sale                             30            131
   Other income                                    997            824
                                              --------       --------
                                                 1,638          2,173
                                              --------       --------
General and administrative expenses:
   Salaries and employee benefits                2,415          3,002
   Net occupancy, furniture and fixtures
     and data processing expense                   928          1,112
   FDIC insurance premium                           20             23
   Other expenses                                  737          1,113
                                              --------       --------
                                                 4,100          5,250
                                              --------       --------
Income before income taxes and
     extraordinary item                          3,478          4,379

Income taxes                                     1,261          1,621
                                              --------       --------

Income before extraordinary item                 2,217          2,758
                                              --------       --------



                                                            (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

                                                  2000                 2001
                                                  ----                 ----
                                                         (Unaudited)
                                                        (In thousands,
                                                      except share data)

Extraordinary loss on extinguishment of
     debt, net of income taxes of $182                  --                  298
                                               -----------          ------------
Net income                                     $     2,217          $     2,460
                                               ===========          ===========

Earnings per common share
   before extraordinary item
   Basic                                       $       .20          $       .26
                                               ===========          ===========
   Diluted                                     $       .20          $       .25
                                               ===========          ===========

Effect of extraordinary item on
   earnings per common share
   Basic                                       $        --          $      (.03)
                                               ===========          ===========
   Diluted                                     $        --          $      (.02)
                                               ===========          ===========

Earnings per common share
   after extraordinary item
   Basic                                       $       .20          $       .23
                                               ===========          ===========
   Diluted                                     $       .20          $       .23
                                               ===========          ===========

Weighted average common shares
   outstanding - basic                          10,907,000           10,664,000
                                               ===========          ===========

Weighted average common shares
   outstanding - diluted                        10,997,000           10,927,000
                                               ===========          ===========

Dividends per share                            $      .043          $       .05
                                               ===========          ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

                                                      2000            2001
                                                      ----            ----
                                                            (Unaudited)
                                                          (In thousands)

Cash flows from operating activities:
  Net earnings                                      $  2,217       $  2,460
  Adjustments to reconcile net income
       to net cash provided by
      operating activities:
  Depreciation                                           364            458
  Provision for loan losses                              270            250
  Origination of loans receivable
       held for sale                                  (3,548)       (31,968)
  Proceeds from sales of loans receivable
       held for sale                                   4,540         28,408
(Increase) decrease in:
       Other assets and deferred charges                (642)          (886)
       Accrued interest receivable                      (254)           276
 Increase in:
       Accrued interest payable                          522             93
       Other liabilities                                 773          1,654
                                                    --------       --------
       Net cash provided by
             operating activities                      4,242            745
                                                    --------       --------

Cash flows from investing activities:
  Purchases of investment securities
       available for sale                            (40,408)       (39,803)
  Proceeds from sales of investment
       securities available for sale                  32,826         39,712
  Origination of loans receivable, net               (25,508)       (67,302)
  Principal collected on loans receivable, net        19,868         36,262
  Principal collected on mortgage-backed
       securities, net                                 6,771         18,960
  Proceeds from sale of real estate
       acquired through foreclosure, net                 404            529
  Purchases of office properties and
          equipment                                     (699)          (833)
  Purchases of FHLB stock, net                            --           (140)
                                                    --------       --------

       Net cash used in
             investing activities                     (6,746)       (12,615)
                                                    --------       --------

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001 (CONTINUED)

                                                       2000             2001
                                                       ----             ----
                                                          (Unaudited)
                                                         (In thousands)

Cash flows from financing activities:
  Increase (decrease) in deposits, net              $  23,136       $  (9,232)
  Increase (decrease) in securities sold
   under agreement to repurchase, net                 (11,962)          8,457
  Proceeds from FHLB advances                         204,000          55,762
  Repayment of FHLB advances                         (213,901)        (51,223)
  Decrease in advance payments by borrowers
   for property taxes and insurance, net               (1,068)           (967)
  Decrease in drafts outstanding, net                  (1,127)           (616)
  Repurchase of treasury stock, at cost                  (369)           (698)
  Dividends to stockholders                              (471)           (530)
  Exercise of stock options                                 7              59
                                                    ---------       ---------
  Net cash provided by (used in) financing             (1,755)          1,012
     activities                                     ---------       ---------

 Net decrease in cash and cash
     equivalents                                       (4,259)        (10,858)
                                                    ---------       ---------
Cash and cash equivalents at beginning
  of the period                                        17,167          34,320
                                                    ---------       ---------
Cash and cash equivalents at end
  of the period                                     $  12,908       $  23,462
                                                    ---------       ---------
Supplemental information:
  Interest paid                                     $   8,923       $   5,569
                                                    =========       =========
  Income taxes paid                                 $     427       $   1,330
                                                    =========       =========
Supplemental schedule of non-cash investing and financing transactions:

Transfer of mortgage loans to real estate
     acquired through foreclosure                   $     303       $     135
                                                    =========       =========
Securitization of mortgage loans into
     mortgage-backed securities                     $      --       $  25,823
                                                    =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                        Accumulated
                                                                                                           Other
                                                                                                          Compre-
                                                           Additional                                     hensive      Total
                                             Common          Paid-In        Treasury       Retained        Income      Stockholders'
                                             Stock           Capital         Stock         Earnings        (Loss)         Equity
                                             -----           -------         -----         --------        ------         ------
                                                                           (Unaudited)
                                                                          (In thousands)
Balance at September
  30, 2000                                  $     73        $  9,780       $ (1,702)       $ 40,319        $ (1,525)       $ 46,945
Net income                                        --              --             --           2,217              --           2,217
Other comprehensive
 income, net of tax:
 Unrealized gains arising
 during period, net of
 taxes of $919                                    --              --             --              --           2,419              --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $11                              --              --             --              --             (19)             --
                                                                                                           --------
Other comprehensive income                        --              --             --              --           2,400           2,400
                                                                                                           --------        --------
Comprehensive income                              --              --             --              --              --           4,617
                                                                                                                           --------
Treasury stock repurchases                        (1)             --           (368)             --              --            (369)
Exercise of stock
  options                                         --              --              8              (1)             --               7
Cash dividends                                    --              --             --            (471)             --            (471)
Balance at December 31,                                                                                                    ---------
2000                                        $     72        $  9,780       $ (2,062)       $ 42,064        $    875        $ 50,729
                                            ========        ========       ========        ========        ========        ========



Balance at September
  30, 2001                                  $    107        $  9,744       $ (3,620)       $ 47,496        $  3,521        $ 57,248
Net income                                        --              --             --           2,460              --           2,460
Other comprehensive
 loss, net of tax:
 Unrealized losses arising
 during period, net of
 taxes of $536                                    --              --             --              --            (875)             --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $50                              --              --             --              --             (81)             --
                                                                                                           --------
Other comprehensive loss                          --              --             --              --            (956)           (956)
                                                                                                           --------        --------
Comprehensive income                              --              --             --              --              --           1,504
                                                                                                                           ---------
Treasury stock repurchases                        (1)             --           (697)             --              --            (698)
Exercise of stock
  options                                         --              --            134             (75)             --              59
Cash dividends                                    --              --             --            (530)             --            (530)
Balance at December                         --------        --------       --------        --------        --------        --------
  31, 2001                                  $    106        $  9,744       $ (4,183)       $ 49,351        $  2,565        $ 57,583
                                            ========        ========       ========        ========        ========        ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2001, included in the Company's 2001 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                  September 30,     December 31,
                                                      2001             2001
                                                      ----             ----
                                                           (Unaudited)
                                                          (In thousands)
First mortgage loans:
    Single family to 4 family units                $ 252,396         $ 241,482
    Other, primarily commercial
    real estate                                      137,282           143,113
    Construction loans                                60,765            67,268
Consumer and commercial loans:
    Installment consumer loans                        14,539            13,890
    Mobile home loans                                  2,056             7,135
    Deposit account loans                              1,221             1,166
    Equity lines of credit                            22,379            22,017
    Commercial and other loans                        18,886            16,430
                                                   ---------         ---------
                                                     509,524           512,501
Less:
    Allowance for loan losses                          7,159             7,244
    Deferred loan costs, net                            (372)             (381)
    Undisbursed portion of loans in process           13,983            12,052
                                                   ---------         ---------
                                                   $ 488,754         $ 493,586
                                                   =========         =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the three months ended:


                                                 Three Months Ended December 31,
                                                     2000            2001
                                                         (Unaudited)
                                                    (Dollars in thousands)

Allowance at beginning of period .............     $7,064           $7,159
Provision for loan losses ....................        270              250
                                                   ------           ------
Recoveries:
 Residential real estate .....................         --               --
 Commercial real estate ......................         --               --
 Consumer ....................................         14                4
                                                   ------           ------
   Total recoveries ..........................         14                4
                                                   ------           ------

Charge-offs:
 Residential real estate .....................         47               57
 Commercial real estate ......................         --               --
 Consumer ....................................        140              112
                                                   ------           ------
   Total charge-offs .........................        187              169
                                                   ------           ------
   Net charge-offs ...........................        173              165
                                                   ------           ------
 Allowance at end of period ..................     $7,161           $7,244
                                                   ======           ======

Ratio of allowance to net
 loans outstanding at the
 end of the period ...........................       1.36%            1.41%
                                                   ======           ======

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized) ..............        .13%             .13%
                                                   ======           ======


Non-accrual loans, which were over ninety days delinquent, totaled approximately $5.4 million and $4.7 million at December 31, 2001 and December 31, 2000, respectively. For the three months ended December 31, 2000 and 2001, interest income, which would have been recorded, would have been approximately $67,000 and $131,000, respectively, had non-accruing loans been current in accordance with their original terms.

At December 31, 2001, impaired loans totaled $3.2 million. There were $4.4 million in impaired loans at December 31, 2000. Included in the allowance for loan losses at December 31, 2001 was $236,000 related to impaired loans compared to $545,000 at December 31, 2000. The average recorded investment in impaired loans for the three months ended December 31, 2001 was $3.3 million compared to $4.4 million for the quarter ended December 31, 2000. No interest income was recognized on impaired loans for the quarter ended December 31, 2001. Interest income of $53,000 was recognized on impaired loans for the quarter ended December 31, 2000.


(3)  DEPOSITS

Deposits consist of the following:

                             September 30, 2001            December 31, 2001
                             --------------------------------------------------
                                         Weighted                      Weighted
                                          Average                       Average
                              Amount       Rate         Amount           Rate
                              ------       ----         ------           ----
                                              (Unaudited)
                                             (In thousands)
Transaction accounts         $298,655      1.96%       $284,895          1.40%
Passbook accounts              33,317      1.70          33,278          1.21
Certificate accounts          198,392      4.82         202,959          4.19
                             --------      ----        --------          ----
                             $530,364      3.01%       $521,132          2.48%
                             ========      ====        ========          ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                 September 30, 2001         December 31, 2001
                                 --------------------------------------------
                                             Weighted                   Weighted
                                             Average                    Average
                               Amount          Rate        Amount        Rate
                               ------          ----        ------        ----
Maturing within:                                  (Unaudited)
                                                 (In thousands)
1 year                        $  1,400         4.15%     $  7,800        1.91%
2 years                         23,231         4.30        23,355        3.15
3 years                          2,220         5.21           235        4.92
4 years                            400         5.24        27,400        6.21
5 years and thereafter         112,785         5.73        85,785        5.57
                              --------         ----      --------        ----
                              $140,036         5.46%     $144,575        5.10%
                              ========         ====      ========        ====


At September 30, 2001, and December 31, 2001, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $204.0 million and $192.6 million, respectively, as collateral for FHLB advances. At September 30, 2001, included in the one, two and four years maturities were $109.0 million of advances subject to call provisions. At December 31, 2001, included in the one, two, four and five years and thereafter maturities were $109.0 million of advances subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three month period ended December 31, 2000 and 2001, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three month period ended December 31, 2000 and 2001, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.


RECONCILIATION OF AVERAGE SHARES OUTSTANDING
(Unaudited in thousands)
                                                        For the Quarter Ended December 31,

                                           2000                   2000     2001                  2001
                                           ----------------------------------------------------------
                                           BASIC               DILUTED     BASIC              DILUTED
                                           ----------------------------------------------------------

Weighted average shares outstanding        10,907,000       10,907,000     10,664,000      10,664,000
                                           ----------------------------------------------------------
Effective of Dilutive Securities:
Stock options                                    - -            90,000            - -         263,000
                                           ----------------------------------------------------------
                                           10,907,000       10,997,000     10,664,000      10,927,000
                                           ----------------------------------------------------------


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

(7)  EXTRAORDINARY ITEM

The extraordinary item for the quarter ended December 31, 2001, relates to prepayment penalties on advances from FHLB of $480,000, net of income taxes of $182,000.

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

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 DISCUSSION OF FINANCIAL CONDITION CHANGES FROM
                 ----------------------------------------------
                     SEPTEMBER 30, 2001 TO DECEMBER 31, 2001
                     ---------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $29.1 million for the three months ended December 31, 2000, compared to $99.3 million for the three months ended December 31, 2001, primarily as a result of reduced interest rates. A portion of these loan originations were financed through loan principal repayments, which amounted to $19.9 million and $36.3 million for the three month periods ended December 31, 2000 and 2001, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the three month period ended December 31, 2000, the Company sold $4.5 million in mortgage loans held for sale, compared to $28.4 million sold for the three month period ended December 31, 2001.

For the three month period ended December 31, 2000, the Company purchased $40.4 million in investment and mortgage-backed securities. For the three month period ended December 31, 2001, the Company purchased $39.8 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $19.0 million within the securities portfolio and sales of investment securities of $39.7 million.

Overall the Bank experienced a decrease of $9.2 million in deposits for the three month period ended December 31, 2001. For the three month period ended December 31, 2001, transaction accounts decreased $13.8 million and certificate accounts increased $4.6 million. At December 31, 2001, the Company had $172.2 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Bank.

At December 31, 2001, the Company had commitments to originate $11.7 million in mortgage loans, and $38.2 million in undisbursed lines of credit, which the Company expects to fund from normal operations. Additionally, at December 31, 2001, the Company had federal funds available of $10.0 million.

As a result of $2.5 million in net income, less the cash dividends paid to stockholders of approximately $530,000, treasury stock repurchases of approximately $698,000 and the net change in unrealized gain on securities available for sale, net of income tax of $956,000, stockholders' equity increased from $57.2 million at September 30, 2001 to $57.6 million at December 31, 2001.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $57.2 million at December 31, 2001, exceeding the core capital requirement by $26.6 million. At December 31, 2001, the Bank's risk-based capital of approximately $62.8 million exceeded its current risk-based capital requirement by $25.7 million. (For further information see Regulatory Capital Matters)

GENERAL
-------

Net income increased from $2.2 million for the three months ended December 31, 2000, to $2.5 million for three months ended December 31, 2001, or 11.0%. Net interest income increased $1.5 million primarily as a result of a decrease of $2.3 million in interest income and a $3.8 million decrease in interest expense. Provision for loan losses was $270,000 for the three months ended December 31, 2000 compared to $250,000 for the quarter ended December 31, 2001. Other income increased $535,000. General and administrative expense was $4.1 million for the quarter ended December 31, 2000 compared to $5.3 million for the quarter ended December 31, 2001.

PART1.     FINANCIAL INFORMATION
Item 2.    COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

INTEREST INCOME
---------------

Interest income for the three months ended December 31, 2001, decreased to $13.4 million as compared to $15.7 million for the three months ended December 31, 2000. The earning asset yield for the three months ended December 31, 2001, was 7.55% compared to a yield of 8.61% for the three months ended December 31, 2000. The average yield on loans receivable for the three months ended December 31, 2001,was 8.01% compared to 9.17% for the three months ended December 31, 2000. The yield on investments decreased to 6.43% for the three months ended December 31, 2001, from 7.19% for the three months ended December 31, 2000. Total average interest-earning assets were $714.6 million for the quarter ended December 31, 2001 as compared to $737.7 million for the quarter ended December 31, 2000. The decrease in average interest-earning assets is primarily due to a decrease in average loans receivable of approximately $11.6 million and investment securities of approximately $4.9 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.7 million for the three months ended December 31, 2001, as compared to $9.4 million for December 31, 2000. The average cost of deposits for the three months ended December 31, 2001, was 2.73% compared to 4.41% for the three months ended December 31, 2000. The cost of interest-bearing liabilities was 3.28% for the three months ended December 31, 2001, as compared to 5.25% for the three months ended December 31, 2000. The cost of FHLB advances and reverse repurchase agreements was 5.38% and 2.85%, respectively, for the three months ended December 31, 2001. For the three months ended December 31, 2000, the cost of FHLB advances and reverse repurchase agreements was 6.48% and 6.71%, respectively. Total average interest-bearing liabilities decreased from $716.5 million at December 31, 2000 to $691.2 million at December 31, 2001. The decrease in average interest-bearing liabilities is due to an increase in average deposits of approximately $97.4 million. This was offset primarily by a decrease in reverse repurchase agreements of $57.2 million and FHLB advances of $72.9 million.

NET INTEREST INCOME
-------------------

Net interest income was $7.7 million for the three months ended December 31, 2001, as compared to $6.2 million for the three months ended December 31, 2000. The net interest margin was 4.27% for the three months ended December 31, 2001, compared to 3.37% for the three months ended December 31, 2000. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a substantial portion of the Bank's loan portfolio will be subject to refinancing at lower rates. Should refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates outpace the repricing of deposits and borrowings the Bank could experience a significantly reduced margin in the future. Should the Federal Reserve continue to reduce rates, the Bank could experience reductions in its net interest margin.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $270,000 for the three months ended December 31, 2000 compared to $250,000 for the three months ended December 31, 2001. For the three months ended December 31, 2001, net charge-offs were $165,000 compared to net charge-offs of $173,000 for the three months ended December 31, 2000. The allowance for loan losses as a percentage of total loans was 1.41% at December 31, 2001, compared to 1.42% at September 30, 2001 and 1.36% at December 31, 2000. Loans delinquent 90 days or more were 1.04% of total loans at December 31, 2001, compared to .64% at September 30, 2001. The allowance for loan losses was 135% of loans delinquent more than 90 days at December 31, 2001, as compared to 220% at September 30, 2001. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001

OTHER INCOME
------------

For the three months ended December 31, 2001, other income was $2.2 million compared to $1.6 million for the three months ended December 31, 2000. As a result of increased transaction account balances of approximately $86.6 million, fees and service charges from deposit accounts were $768,000 for the three months ended December 31, 2001, compared to $551,000 for the three months ended December 31, 2000. As a result of increased loan sales, gain on sale of loans was $556,000 for the quarter ended December 31, 2001, compared to $150,000 for the quarter ended December 31, 2000. The Bank's margin on loans sold in the secondary market has improved as a result of the low interest rate environment. Gain on sales of securities was $131,000 for the quarter ended December 31, 2001, compared to $30,000 for the quarter ended December 31, 2000. Other income was $824,000 for the three months ended December 31, 2001, as compared to $997,000 for the three months ended December 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $4.1 million for the quarter ended December 31, 2000 compared to $5.3 million for the quarter ended December 31, 2001. Salaries and employee benefits were $2.4 million for the three months ended December 31, 2000, as compared to $3.0 million for the three months ended December 31, 2001 primarily due to the addition of new Sales Centers and additional business banking Associates. Also as a result of new Sales Centers, net occupancy, furniture and fixtures and data processing expenses increased $184,000 when comparing the two periods. Other expenses were $1.1 million for the quarter ended December 31, 2001, compared to $737,000 for the quarter ended December 31, 2000.

INCOME TAXES
------------

Income taxes were $1.3 million for the three months ended December 31, 2000, compared to $1.6 million for the three months ended December 31, 2001.


EXTRAORDINARY ITEM
------------------

The extraordinary item for the quarter ended December 31, 2001 relates to penalties incurred from the early repayment of advances from FHLB of $480,000, net of income taxes of $182,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                           Categorized as "Well
                                                                                            Capitalized" Under
                                                                     For Capital            Prompt Corrective
                                            Actual                Adequacy Purposes          Action Provision
                                            ------                -----------------          ----------------

                                    Amount         Ratio        Amount          Ratio      Amount          Ratio
                                    ------         -----        ------          -----      ------          -----

                                                                (Dollars In Thousands)

As of December 31, 2001:
Total Capital:                      $62,777         13.53%         $38,089         8.00%      $47,611         10.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                     $57,174         12.32%             N/A          N/A       $28,566          6.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                     $57,174          7.48%         $30,662         4.00%      $38,328          5.00%
  (To Total Assets)
Tangible Capital:                   $57,174          7.48%         $11,498         1.50%          N/A            N/A
  (To Total Assets)



PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------


In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement 141 in July 2001 and adopted Statement 142 on October 1, 2001. The Company does not have any intangible assets affected by these standards.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS 144 on October 1, 2002 and has not yet determined the impact from adoption.


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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

At December 31, 2001, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2001, filed as an exhibit to the Company's Annual Report on form 10-K.

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

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

        3  (a)         Certificate of Incorporation of Coastal Financial
                       Corporation (1)

           (b)         Certificate of Amendment to Certificate of
                       Incorporation of Coastal  Financial  Corporation(6)

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

_____________


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

                                          COASTAL FINANCIAL CORPORATION

February 14, 2002                     /s/ Michael C. Gerald
-----------------                         --------------------------------------
Date                                      Michael C. Gerald
                                          President and Chief Executive Officer

February 14, 2002                     /s/ Jerry L. Rexroad
-----------------                         --------------------------------------
Date                                      Jerry L. Rexroad
                                          Executive Vice President and
                                          Chief Financial Officer