Form 10-Q
period 2002-03-31
COASTAL FINANCIAL CORP /DE
filed 2002-05-15
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   ------------------  -------------------------
                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     State of Delaware                                          57-0925911
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


  2619 OAK STREET, MYRTLE BEACH, S. C.                                   29577
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (843) 205-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

Common Stock $.01 Par Value Per Share                         10,578,483 Shares
-------------------------------------                         ------------------
            (Class)                                              (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS                                                       PAGE
-----------------                                                       ----

PART I-      Consolidated Financial Information

Item
     1.      Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 2001 and March 31, 2002                   3

             Consolidated Statements of Operations for the three
             months ended March 31, 2001 and 2002                        4-5

             Consolidated Statements of Operations for the six           6-7
             months ended March 31, 2001 and 2002

             Consolidated Statements of Cash Flows for the six
             months ended March 31, 2001 and 2002                        8-9

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the six months ended
             March 31, 2001 and 2002                                      10

             Notes to Consolidated Financial Statements                11-14

     2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations             15-23

     3.Quantitative and Qualitative Disclosures About                     24
       Market Risk


Part II - Other Information

Item
     1.Legal Proceedings                                                  25

     2.Changes in Securities and Use of Proceeds                          25

     3.Defaults Upon Senior Securities                                    25

     4.Submission of Matters to a Vote of Securities Holders              25

5.       Other information                                                25

     6.Exhibits and Reports on Form 8-K                                26-27

Signatures                                                                28

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       September 30,March 31,
                                                       2001              2002
                                                       ----              ----
                                                             (Unaudited)
                                                            (In thousands,
                                                          except share data)
ASSETS:
Cash and amounts due from banks                     $  24,966         $  16,597
Short-term interest-bearing deposits                    9,354             2,251
Investment securities available for sale              192,553           221,789
Loans receivable (net of allowance for
   loan losses of $7,159 at September 30,
   2001 and $7,428 at March 31, 2002)                 488,754           513,612
Loans receivable held for sale                         16,274            11,794
Real estate acquired through foreclosure                2,363             1,988
Office property and equipment, net                     13,150            13,999
Federal Home Loan Bank stock, at cost                   7,624             8,309
Accrued interest receivable on loans                    2,783             2,411
Accrued interest receivable on investments              1,341             1,401
Other assets and deferred charges                       4,052             4,543
                                                    ---------         ---------
                                                    $ 763,214         $ 798,694
                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                            $ 530,364         $ 556,186
Securities sold under agreements to
   repurchase                                          18,703            17,927
Advances from Federal Home Loan Bank                  140,036           152,282
Other borrowings                                        2,069             2,069
Drafts outstanding                                      2,577             1,218
Advances by borrowers for property taxes
  and insurance                                         1,250               645
Accrued interest payable                                1,184             1,392
Other liabilities                                       9,783             8,579
                                                    ---------         ---------
  Total liabilities                                   705,966           740,298
                                                    ---------         ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                 --                --
Common stock, $.01 par value, 15,000,000
   shares authorized; 10,693,325 shares at
   September 30, 2001 and 10,578,483 shares
   at March 31, 2002 issued and outstanding               107               106
Additional paid-in capital                              9,744             9,744
Retained earnings                                      47,496            51,033
Treasury stock, at cost (324,483 and 439,325
   shares, respectively)                               (3,620)           (4,392)
Accumulated other comprehensive income,
 net of tax                                             3,521             1,905
                                                    ---------         ---------
  Total stockholders' equity                           57,248            58,396
                                                    ---------         ---------
                                                    $ 763,214         $ 798,694
                                                    =========         =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

                                                  2001             2002
                                                  ----             ----
                                                         (Unaudited)
                                                       (In thousands,
                                                     except share data)
Interest income:
   Loans receivable                             $ 11,665         $  9,869
   Investment securities                             633              556
   Mortgage-backed securities                      2,913            2,550
   Other                                             198               12
                                                --------         --------
   Total interest income                          15,409           12,987
                                                --------         --------

Interest expense:
   Deposits                                        5,142            3,217
   Securities sold under agreements to
     repurchase                                      907               96
   Advances from Federal Home Loan Bank            2,997            1,840
                                                --------         --------
   Total interest expense                          9,046            5,153
                                                --------         --------
   Net interest income                             6,363            7,834
   Provision for loan losses                         225              255
                                                --------         --------
   Net interest income after provision
     for loan losses                               6,138            7,579
                                                --------         --------

Other income:
   Fees and service charges                          667              743
   Loss from real estate owned                       (48)             (44)
   Gain on sale of loans receivable, net             330              256
   Gain (loss) on sale of securities
     available for sale                              327              (60)
   Other income                                      971              808
                                                --------         --------
                                                   2,247            1,703
                                                --------         --------
General and administrative expenses:
   Salaries and employee benefits                  2,653            3,068
   Net occupancy, furniture and fixtures
     and data processing expense                   1,026            1,170
   FDIC insurance premium                             20               24
   Other expenses                                    856              964
                                                --------         --------
                                                   4,555            5,226
                                                --------         --------
Income before income taxes and
     extraordinary item                            3,830            4,056

Income taxes                                       1,344            1,467
                                                --------         --------

Income before extraordinary item                   2,486            2,589
                                                --------         --------

                                                               (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

                                               2001          2002
                                               ----          ----
                                                    (Unaudited)
                                                  (In thousands,
                                                except share data)

Extraordinary loss on extinguishment of
     debt, net of income taxes of $137 and
      $74, respectively                           256            122
                                           ----------     ----------
Net income                                 $    2,230     $    2,467
                                           ==========     ==========

Earnings per common share
   before extraordinary item
   Basic                                   $      .23     $      .24
                                           ==========     ==========
   Diluted                                 $      .23     $      .24
                                           ==========     ==========

Effect of extraordinary item on
   earnings per common share
   Basic                                   $     (.02)    $     (.01)
                                           ===========    ==========
   Diluted                                 $     (.03)    $     (.01)
                                           ===========    ==========

Earnings per common share
   after extraordinary item
   Basic                                   $       .21           .23
                                           ===========    ==========
   Diluted                                 $       .20           .23
                                           ===========    ==========

Weighted average common shares
   outstanding - basic                      10,839,000    10,584,000
                                           ===========    ==========

Weighted average common shares
   outstanding - diluted                    10,964,000    10,826,000
                                           ===========    ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002

                                                  2001             2002
                                                  ----             ----
                                                        (Unaudited)
                                                       (In thousands,
                                                     except share data)
Interest income:
   Loans receivable                             $ 23,663         $ 20,121
   Investment securities                           1,256            1,131
   Mortgage-backed securities                      5,789            5,023
   Other                                             355               80
                                                --------         --------
   Total interest income                          31,063           26,355
                                                --------         --------

Interest expense:
   Deposits                                        9,897            6,826
   Securities sold under agreements to
     repurchase                                    2,097              222
   Advances from Federal Home Loan Bank            6,497            3,767
                                                --------         --------
   Total interest expense                         18,491           10,815
                                                --------         --------
   Net interest income                            12,572           15,540
   Provision for loan losses                         495              505
                                                --------         --------
   Net interest income after provision
     for loan losses                              12,077           15,035
                                                --------         --------

Other income:
   Fees and service charges                        1,219            1,510
   Loss from real estate owned                      (138)            (150)
   Gain on sale of loans receivable, net             480              812
   Gain on sale of securities
     available for sale                              356               71
   Other income                                    1,968            1,634
                                                --------         --------
                                                   3,885            3,877
                                                --------         --------
General and administrative expenses:
   Salaries and employee benefits                  5,068            6,070
   Net occupancy, furniture and fixtures
     and data processing expense                   1,954            2,281
   FDIC insurance premium                             40               47
   Other expenses                                  1,593            2,079
                                                --------         --------
                                                   8,655           10,477
                                                --------         --------
Income before income taxes and
     extraordinary item                            7,307            8,435

Income taxes                                       2,605            3,089
                                                --------         --------

Income before extraordinary item                   4,702            5,346
                                                --------         --------


                                                              (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002

                                                 2001           2002
                                                 ----           ----
                                                       (Unaudited)
                                                     (In thousands,
                                                   except share data)

Extraordinary loss on extinguishment of
     debt, net of income taxes of $137 and
      $257, respectively                              256             419
                                              -----------     -----------
Net income                                    $     4,446     $     4,927
                                              ===========     ===========

Earnings per common share
   before extraordinary item
   Basic                                      $       .43     $       .50
                                              ===========     ===========
   Diluted                                    $       .43     $       .49
                                              ===========     ===========

Effect of extraordinary item on
   earnings per common share
   Basic                                      $      (.02)    $      (.04)
                                              ===========     ===========
   Diluted                                    $      (.03)    $      (.04)
                                              ===========     ===========

Earnings per common share
   after extraordinary item
   Basic                                      $       .41     $       .46
                                              ===========     ===========
   Diluted                                    $       .40     $       .45
                                              ===========     ===========

Weighted average common shares
   outstanding - basic                         10,911,000      10,657,000
                                              ===========     ===========

Weighted average common shares
   outstanding - diluted                       11,012,000      10,913,000
                                              ===========     ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002

                                                     2001         2002
                                                     ----         ----
                                                        (Unaudited)
                                                      (In thousands)

Cash flows from operating activities:
  Net income                                      $   4,446     $   4,927
  Adjustments to reconcile net income
       to net cash provided by
      operating activities:
  Depreciation                                          737           955
  Provision for loan losses                             495           505
 Gain on sale of mortgage-backed
      securities available for sale                    (356)          (71)
  Origination of loans receivable
       held for sale                                (14,882)      (48,468)
  Proceeds from sales of loans receivable
       held for sale                                 13,187        52,948
(Increase) decrease in:
       Other assets and deferred charges               (710)         (491)
       Accrued interest receivable                     (217)          312
 Increase (decrease)in:
       Accrued interest payable                       1,041           208
       Other liabilities                             (2,726)         (213)
                                                  ---------     ---------

       Net cash provided by
             operating activities                     1,015        10,612
                                                  ---------     ---------

Cash flows from investing activities:
  Purchases of investment securities
       available for sale                           (99,501)      (94,647)
  Proceeds from sales of investment
       securities available for sale                 86,396        71,876
 Origination of loans receivable, net              (100,445)     (203,532)
  Principal collected on loans receivable, net       92,818       128,873
  Principal collected on mortgage-backed
       securities, net                               15,181        39,990
  Proceeds from sale of real estate
       acquired through foreclosure, net                430           680
  Purchases of office properties and
       equipment                                     (1,406)       (1,804)
  Sales (purchases) of FHLB stock, net                  863          (685)
                                                  ---------     ---------

       Net cash used in
             investing activities                    (5,664)      (59,249)
                                                  ---------     ---------


                                                               (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002 (CONTINUED)

                                                     2001               2002
                                                     ----               ----
                                                           (Unaudited)
                                                          (In thousands)

Cash flows from financing activities:
  Increase in deposits, net                        $ 104,071         $  25,822
  Decrease in securities sold
   under agreement to repurchase, net                (53,254)             (776)
  Proceeds from FHLB advances                        242,655           171,762
  Repayment of FHLB advances                        (268,278)         (159,516)
  Decrease in advance payments by borrowers
   for property taxes and insurance, net                (642)             (605)
  Decrease in drafts outstanding, net                   (307)           (1,359)
  Repurchase of treasury stock, at cost               (1,069)           (1,287)
  Dividends to stockholders                             (939)           (1,058)
  Exercise of stock options                               20               182
                                                   ---------         ---------
  Net cash provided by financing activities           22,257            33,165
                                                   ---------         ---------

 Net increase(decrease)in cash and cash
     equivalents                                      17,608           (15,472)
                                                   ---------         ---------
Cash and cash equivalents at beginning
  of the period                                       17,167            34,320
                                                   ---------         ---------
Cash and cash equivalents at end
  of the period                                    $  34,775         $  18,848
                                                   =========         =========

Supplemental information:
  Interest paid                                    $  17,450         $  10,607
                                                   =========         =========

  Income taxes paid                                $   3,001         $   4,030
                                                   =========         =========

Supplemental schedule of non-cash investing and financing transactions:

Transfer of mortgage loans to real estate
     acquired through foreclosure                  $     806         $     305
                                                   =========         =========

Securitization of mortgage loans into
     mortgage-backed securities                    $   7,566         $  48,991
                                                   =========         =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                              Accumulated
                                                                                                 Other
                                                                                                Compre-
                                                  Additional                                    hensive         Total
                                     Common        Paid-In       Treasury        Retained        Income      Stockholders'
                                     Stock         Capital         Stock         Earnings        (Loss)         Equity
                                     -----         -------         -----         --------        ------         ------
                                                                       (Unaudited)
                                                                      (In thousands)
Balance at September
  30, 2000                          $    109       $  9,744       $ (1,702)      $ 40,319       $ (1,525)      $ 46,945
Net income                                --             --             --          4,446             --          4,446
Other comprehensive
 income, net of tax:
 Unrealized gains arising
 during period, net of
 taxes of $2,434                          --             --             --             --          3,971             --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $135                     --             --             --             --           (221)            --
                                                                                                --------         ------
Other comprehensive income                --             --             --             --          3,750          3,750
                                                                                                --------         ------
Comprehensive income                      --             --             --             --             --          8,196
Treasury stock repurchases                (1)            --         (1,068)            --             --         (1,069)
Exercise of stock
  options                                 --                            37            (17)            --             20
Cash dividends                            --             --             --           (939)            --           (939)
                                    --------       --------       --------       --------       --------       --------
Balance at March 31, 2001           $    108       $  9,744       $ (2,733)      $ 43,809       $  2,225       $ 53,153
                                    ========       ========       ========       ========       ========       ========


Balance at September
  30, 2001                          $    107       $  9,744       $ (3,620)      $ 47,496       $  3,521       $ 57,248
Net income                                --             --             --          4,927             --          4,927
Other comprehensive
 loss, net of tax:
 Unrealized losses arising
 during period, net of
 taxes of $1,018                          --             --             --             --         (1,660)            --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $27                      --             --             --             --             44             --
                                                                                                --------         ------
Other comprehensive loss                  --             --             --             --         (1,616)        (1,616)
                                                                                                --------         ------
Comprehensive income                      --             --             --             --             --          3,311
Treasury stock repurchases                (1)            --         (1,286)            --             --         (1,287)
Exercise of stock
  options                                 --             --            514           (332)            --            182
Cash dividends                            --             --             --         (1,058)            --         (1,058)
                                    --------       --------       --------       --------       --------       --------
Balance at March 31, 2002           $    106       $  9,744       $ (4,392)      $ 51,033       $  1,905       $ 58,396
                                    ========       ========       ========       ========       ========       ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2001, included in the Company's 2001 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                               September 30,    March 31,
                                                  2001            2002
                                                  ----            ----
                                                        (Unaudited)
                                                       (In thousands)
First mortgage loans:
   Single family to 4 family units              $ 252,396       $ 251,939
   Other, primarily commercial
    real estate                                   137,282         160,649
   Construction loans                              60,765          64,187
Consumer and commercial loans:
   Installment consumer loans                      14,539          13,970
   Mobile home loans                                2,056           2,313
   Deposit account loans                            1,221           1,087
   Equity lines of credit                          22,379          22,839
   Commercial and other loans                      18,886          16,264
                                                ---------       ---------
                                                  509,524         533,248
Less:
   Allowance for loan losses                        7,159           7,428
   Deferred loan costs, net                          (372)           (230)
   Undisbursed portion of loans in process         13,983          12,438
                                                ---------       ---------
                                                $ 488,754       $ 513,612
                                                =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the six months ended:

                                   Six Months Ended March 31,
                                       2001        2002
                                          (Unaudited)
                                     (Dollars in thousands)

Allowance at beginning of period      $7,064      $7,159
Provision for loan losses .........      495         505
                                      ------      ------
Recoveries:
 Residential real estate ..........       --          --
 Commercial real estate ...........       --          --
 Consumer .........................       41          18
                                      ------      ------
   Total recoveries ...............       41          18
                                      ------      ------

Charge-offs:
 Residential real estate ..........      105          57
 Commercial real estate ...........       51          --
 Consumer .........................      285         197
                                      ------      ------
   Total charge-offs ..............      441         254
                                      ------      ------
   Net charge-offs ................      400         236
                                      ------      ------
 Allowance at end of period .......   $7,159      $7,428
                                      ======      ======

Ratio of allowance to net
 loans outstanding at the
 end of the period ................     1.37%       1.41%
                                      ======      ======

Ratio of net charge-offs
 to average loans outstanding
 during the period (annualized)...       .17%        .09%
                                      ======      ======

Non-accrual loans, which were over ninety days delinquent, totaled approximately $5.5 million at March 31, 2002 and 2001. For the quarter ended March 31, 2001, interest income, which would have been recorded, would have been approximately $108,000. For the quarter ended March 31, 2002, interest income, which would have been recorded, would have been approximately $131,000. For the six months ended March 31, 2001 and 2002, interest income, which would have been recorded, would have been approximately $175,000 and $262,000, respectively, had non-accruing loans been current in accordance with their original terms.

At March 31, 2002, impaired loans totaled $3.2 million. There were $4.4 million in impaired loans at March 31, 2001. Included in the allowance for loan losses at March 31, 2002 was $225,000 related to impaired loans compared to $333,000 at March 31, 2001. The average recorded investment in impaired loans for the six months ended March 31, 2002 was $3.3 million compared to $4.4 million for the six months ended March 31, 2001. Interest income of $7,000 was recognized on impaired loans for the quarter and six months ended March 31, 2002. Interest income of $32,000 was recognized on impaired loans for the quarter ended March 31, 2001. Interest income of $88,000 was recognized on impaired loans for the six months ended March 31, 2001.


(3)  DEPOSITS

Deposits consist of the following:

                             September 30, 2001              March 31, 2002
                             ----------------------------------------------
                                           Weighted                     Weighted
                                           Average                       Average
                            Amount          Rate         Amount           Rate
                            ------          ----         ------           ----
                                               (Unaudited)
                                              (In thousands)
Transaction accounts      $298,655          1.96%       $296,547          1.40%
Passbook accounts           33,317          1.70          35,368          1.22
Certificate accounts       198,392          4.82         224,271          3.47
                          --------          ----        --------          ----
                          $530,364          3.01%       $556,186          2.22%
                          ========          ====        ========          ====

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                September 30, 2001        March 31, 2002
                                ----------------------------------------
                                             Weighted                   Weighted
                                             Average                     Average
                                Amount        Rate        Amount          Rate
                                ------        ----        ------          ----
Maturing within:                                   (Unaudited)
                                                 (In thousands)
1 year                         $  1,400       4.15%      $ 25,100          2.47%
2 years                          23,231       4.30         16,762          2.96
3 years                           2,220       5.21            235          4.92
4 years                             400       5.24         27,970          6.20
5 years and thereafter          112,785       5.73         82,215          5.47
-                              --------       ----       --------          ----
                               $140,036       5.46%      $152,282          4.89%
                               ========       ====       ========          ====


At September 30, 2001, and March 31, 2002, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $204.0 million and $191.3 million, respectively, as collateral for FHLB advances. At September 30, 2001, included in the one, two and five years maturities were $109.0 million of advances subject to call provisions. At March 31, 2002, included in the four and five years and thereafter maturities were $106.0 million of advances subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended March 31, 2001 and 2002, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and six month periods ended March 31, 2001 and 2002, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.


RECONCILIATION OF AVERAGE SHARES OUTSTANDING
(Unaudited in thousands)


                                                            For the Quarter Ended March 31,

                                              2001             2001              2002               2002
                                           ----------------------------------------------------------------
                                              BASIC           DILUTED            BASIC             DILUTED
                                           ----------------------------------------------------------------
Weighted average shares outstanding        10,839,000        10,839,000        10,584,000        10,584,000
                                           ----------------------------------------------------------------

Effective of Dilutive Securities:
Stock options                                      --           125,000                --           242,000
                                           10,839,000        10,964,000        10,584,000        10,826,000
                                           ----------------------------------------------------------------

                                                            For the Six Months Ended March 31,

                                              2001             2001              2002               2002
                                           ----------------------------------------------------------------
                                              BASIC           DILUTED            BASIC             DILUTED
                                           ----------------------------------------------------------------
Weighted average shares outstanding        10,911,000        10,911,000        10,657,000        10,657,000
                                           ----------------------------------------------------------------

Effective of Dilutive Securities:
Stock options                                      --           101,000                --           256,000
                                           10,911,000        11,012,000        10,657,000        10,913,000
                                           ----------------------------------------------------------------


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

(7)  EXTRAORDINARY ITEM

The extraordinary item for the quarter and six months ended March 31, 2001, relates to prepayment penalties on advances from FHLB of $256,000 net of income taxes of $137,000.

The extraordinary item for the quarter ended March 31, 2002, relates to prepayment penalties on advances from FHLB of $196,000, net of income taxes of $74,000. For the six months ended March 31, 2002, prepayment penalties on advances from FHLB were $676,000 net of income taxes of $257,000.

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

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

The Bank considers its policy regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Bank has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Bank assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Bank for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage customers' requests for funding.

The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At March 31, 2002 and 2001, the Bank had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2002, commercial and retail loan commitments totaled $60.5 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $3.6 million at March 31, 2002. Unused business credit card lines, which totaled $733,000 at March 31, 2002, are generally for short-term borrowings. The Bank applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Derivatives. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Bank is subject to variability in the market prices related to these commitments. The Bank believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage backed securities and loans ("forward sales commitments").

Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. They do not generally qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $6.2 million at March 31, 2002. The fair value of the commitments was a gain of approximately $10,000 at March 31,2002. The forward sales commitments totaled $12.0 million at March 31, 2002. The fair value of these commitments was a gain of approximately $2,000.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO MARCH 31,
--------------------------------------------------------------------------------
2002
----

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Bank has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, retail customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $115.3 million for the six months ended March 31, 2001, compared to $252.0 million for the six months ended March 31, 2002, primarily as a result of reduced interest rates. A portion of these loan originations were financed through loan principal repayments, which amounted to $92.8 million and $128.9 million for the six month periods ended March 31, 2001 and 2002, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the six month period ended March 31, 2001, the Company sold $13.2 million in mortgage loans held for sale, compared to $52.9 million sold for the six month period ended March 31, 2002. Loan originations have increased as a result of falling interest rates over the last twelve months. Consequently, the Bank has experienced prepayment of a portion of its mortgage loan portfolio.
Many of the Bank's adjustable rate mortgage loans were refinanced into conforming fixed rate mortgage loans. A significant portion of these fixed rate loans were sold into the secondary market.

For the six month period ended March 31, 2001, the Company purchased $99.5 million in investment and mortgage-backed securities. For the six month period ended March 31, 2002, the Company purchased $94.6 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $40.0 million within the securities portfolio and sales of investment securities of $71.9 million.

Overall the Bank experienced an increase of $25.8 million in deposits for the six month period ended March 31, 2002. For the six month period ended March 31, 2002, transaction accounts decreased $2.1 million which the Bank primarily believes is due to seasonal effects of customer withdrawals during the winter months. During the same period, certificate accounts increased $25.9 million primarily due to special offers in many of the Bank's new Sales Centers. At
March 31, 2002, the Company had $188.9 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Bank.

As a result of $4.9 million in net income, less the cash dividends paid to stockholders of approximately $1.1 million, treasury stock repurchases of approximately $1.3 million and the net change in unrealized gain on securities available for sale, net of income tax of $1.6 million, stockholders' equity increased from $57.2 million at September 30, 2001 to $58.4 million at March 31, 2002.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $58.1 million at March 31, 2002, exceeding the core capital requirement by $26.2 million. At March 31, 2002, the Bank's risk-based capital of approximately $64.0 million exceeded its current risk-based capital requirement by $25.3 million. (For further information see Regulatory Capital Matters)

PART1.     FINANCIAL INFORMATION
Item 2.    COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2001 AND 2002
-----------------------

GENERAL
-------

Net income increased from the $2.2 million for the three months ended March 31, 2001, to $2.5 million for the three months ended March 31, 2002, or 10.6%. Net interest income increased $1.5 million primarily as a result of a decrease of $2.4 million in interest income and a $3.9 million decrease in interest expense. Provision for loan losses was $225,000 for the three months ended March 31, 2001 compared to $255,000 for the quarter ended March 31, 2002. Other income decreased $544,000. General and administrative expense was $4.6 million for the quarter ended March 31, 2001 compared to $5.2 million for the quarter ended March 31, 2002.

INTEREST INCOME
---------------

Interest income for the three months ended March 31, 2002, decreased to $13.0 million as compared to $15.4 million for the three months ended March 31, 2001. The earning asset yield for the three months ended March 31, 2002, was 7.24% compared to a yield of 8.31% for the three months ended March 31, 2001. The average yield on loans receivable for the three months ended March 31, 2002,was 7.65% compared to 8.90% for the three months ended March 31, 2001. The yield on investments decreased to 6.30% for the three months ended March 31, 2002, from 7.00% for the three months ended March 31, 2001. Total average interest-earning assets were $724.4 million for the quarter ended March 31, 2002 as compared to $751.2 million for the quarter ended March 31, 2001. The decrease in average interest-earning assets is primarily due to a decrease in average loans receivable of approximately $8.1 million, investment securities of approximately $5.4 million and cash in FHLB of approximately $10.4 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.2 million for the three months ended March 31, 2002, as compared to $9.0 million for March 31, 2001. The average cost of deposits for the three months ended March 31, 2002, was 2.38% compared to 4.45% for the three months ended March 31, 2001. The cost of interest-bearing liabilities was 2.92% for the three months ended March 31, 2002, as compared to 4.99% for the three months ended March 31, 2001. The cost of FHLB advances and reverse repurchase agreements was 4.99% and 2.18%, respectively, for the three months ended March 31, 2002. For the three months ended March 31, 2001, the cost of FHLB advances and reverse repurchase agreements was 5.91% and 6.07%, respectively. Total average interest-bearing liabilities decreased from $725.6 million at March 31, 2001 to $706.8 million at March 31, 2002. The decrease in average interest-bearing liabilities is due to an increase in average deposits of approximately $77.9 million. This was offset primarily by a decrease in reverse repurchase agreements of $43.6 million and FHLB advances of $55.2 million.

NET INTEREST INCOME
-------------------

Net interest income was $7.8 million for the three months ended March 31, 2002, as compared to $6.4 million for the three months ended March 31, 2001. The net interest margin was 4.32% for the three months ended March 31, 2002, compared to 3.32% for the three months ended March 31, 2001. With the reduction in interest rates, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will continue to decline. Consequently, it is expected that a substantial portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that the refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank could experience a reduced margin in the second half of fiscal 2002.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $225,000 for the three months ended March 31, 2001 compared to $255,000 for the three months ended March 31, 2002. For the three months ended March 31, 2002, net charge-offs were $71,000 compared to net charge-offs of $227,000 for the three months ended March 31, 2001. The allowance for loan losses as a percentage of total loans was 1.41% at March 31, 2002, compared to 1.42% at September 30, 2001 and 1.37% at March 31, 2001. Loans delinquent 90 days or more were 1.06% of total loans at March 31, 2002, compared to .64% at September 30, 2001. The allowance for loan losses was 134% of loans delinquent more than 90 days at March 31, 2002, as compared to 220% at September 30, 2001. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the three months ended March 31, 2002, other income was $1.7 million compared to $2.2 million for the three months ended March 31, 2001. As a result of increased transaction account balances of approximately $37.5 million, fees and service charges from deposit accounts were $743,000 for the three months ended March 31, 2002, compared to $667,000 for the three months ended March 31, 2001. Gain on sale of loans was $256,000 for the quarter ended March 31, 2002, compared to $330,000 for the quarter ended March 31, 2001. Loss on sales of securities was $60,000 for the quarter ended March 31, 2002, compared to a gain of $327,000 for the quarter ended March 31, 2001. Other income was $808,000 for the three months ended March 31, 2002, as compared to $971,000 for the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $4.6 million for the quarter ended March 31, 2001 compared to $5.2 million for the quarter ended March 31, 2002. Salaries and employee benefits were $2.7 million for the three months ended March 31, 2001, as compared to $3.1 million for the three months ended March 31, 2002 primarily due to the addition of new Sales Centers and additional business banking Associates. Also as a result of new Sales Centers, net occupancy, furniture and fixtures and data processing expenses increased $144,000 when comparing the two periods. The Bank had eleven, twelve and sixteen operating Sales Centers at September 30, 1999, 2000, 2001 and March 31, 2002, respectively. Other expenses were $964,000 for the quarter ended March 31, 2002, compared to $856,000 for the quarter ended March 31, 2001. This increase is primarily attributed to the Bank's name change from Coastal Federal Savings Bank to Coastal Federal Bank. As a result of this change, the Bank has incurred additional marketing expenses of $38,000 and a loss on the disposal of old signage of $60,000.

INCOME TAXES
------------

Income taxes were $1.3 million for the three months ended March 31, 2001, compared to $1.5 million for the three months ended March 31, 2002.

EXTRAORDINARY ITEM
-------------------

The extraordinary item for the quarter ended March 31, 2002 relates to penalties incurred from the early repayment of advances from FHLB of $196,000, net of income taxes of $74,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2001 AND 2002.
------------------------

GENERAL
-------

Net income increased from $4.4 million for the six months ended March 31, 2001, to $4.9 million for the six months ended March 31, 2002, or 10.8%. Net interest income increased $3.0 million primarily as a result of a decrease in interest income of $4.7 million offset by a decrease of $7.7 million in interest expense. Provision for loan losses increased slightly from $495,000 for the six months ended March 31, 2001, to $505,000 for the six months ended March 31, 2002. Other income decreased $8,000. General and administrative expenses increased $1.8 million.

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 2002, decreased to $26.4 million as compared to $31.1 million for the six months ended March 31, 2001. The earning asset yield for the six months ended March 31, 2002, was 7.39% compared to a yield of 8.45% for the six months ended March 31, 2001. The average yield on loans receivable for the six months ended March 31, 2002, was 7.83% compared to 9.02% for the six months ended March 31, 2001. The yield on investments decreased to 6.36% for the six months ended March 31, 2002, from 7.06% for the six months ended March 31, 2001. Total average earning assets were $719.5 million for the six months period ended March 31, 2002, as compared to $725.6 million for the six month period ended March 31, 2001.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $10.8 million for the six months ended March 31, 2002, as compared to $18.5 million for the six months ended March 31, 2001. The average cost of deposits for the six months ended March 31, 2002, was 2.54% compared to 4.28% for the six months ended March 31, 2001. The cost of interest-bearing liabilities was 3.08% for the six months ended March 31, 2002, as compared to 5.07% for the six months ended March 31, 2001. Total average interest-bearing liabilities decreased from $725.6 million at March 31, 2001 to $702.0 million at March 31, 2002.

NET INTEREST INCOME
-------------------

Net interest income was $15.5 million for the six months ended March 31, 2002, as compared to $12.6 million for the six months ended March 31, 2001. The net interest margin increased to 4.31% for the six months ended March 31, 2002, from 3.38% for the six months ended March 31, 2001.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002

PROVISIONS FOR LOAN LOSSES
--------------------------

The provisions for loan losses increased slightly from $495,000 for the period ended March 31, 2001, to $505,000 for the six months ended March 31, 2002. For the six months ended March 31, 2002, net charge-offs were $236,000 compared to net charge-offs of $400,000 for the six months ended March 31, 2001. The allowance for loan losses as a percentage of total loans was 1.41% at March 31, 2002, compared to 1.42% at September 30, 2001. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the six months ended March 31, 2002 and 2001, other income was $3.9 million. Fees and service charges for the six months ended March 31, 2002 were $1.5 million compared to $1.2 million for the six months ended March 31, 2001. As a result of falling interest rates, particularly in the first quarter of fiscal 2002, the Bank experienced significant refinancing of its adjustable mortgage loans. The majority of these loans were refinanced into fixed rate mortgages, which were sold to the secondary market. As a result, gain on sale of loans was $480,000 for the six months ended March 31, 2001, compared to $812,000 for the six months ended March 31, 2002. Gain on sale of securities was $356,000 for the six months ended March 31, 2001, compared to gains of $71,000 for the six months ended March 31, 2002. Other income was $1.6 million for the six months ended March 31, 2002, compared to $2.0 million for the six months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $8.7 million for the six months ended March 31, 2001 to $10.5 million for the six months ended March 31, 2002. Salaries and employee benefits increased $1.0 million, or 19.8% primarily due to staffing for new Sales Centers and additional business banking Associates. Other expenses were $2.1 million for the six months ended March 31, 2002, compared to $1.6 million for the six months ended March 31, 2001. This increase is primarily attributed to the Bank's name change from Coastal Federal Savings Bank to Coastal Federal Bank. As a result of this change, the Bank has incurred additional marketing expenses of $83,000 and a loss from the disposal of old signage of $60,000. In addition, the Bank disposed of telephone equipment and incurred a loss of $120,000.

INCOME TAXES
------------

Income taxes increased from $2.6 million for the six months ended March 31, 2001, to $3.1 million for the six months ended March 31, 2002, as a result of increased income before taxes.

EXTRAORDINARY ITEM
------------------

The extraordinary item for the six months ended March 31, 2002 relates to prepayment penalties on advances from FHLB of $676,000, net of income taxes of $257,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.


                                                                                        Categorized as "Well
                                                                                         Capitalized" Under
                                                                   For Capital            Prompt Corrective
                                        Actual                  Adequacy Purposes         Action Provision
                                        ------                  -----------------         ----------------

                                   Amount    Ratio             Amount      Ratio          Amount      Ratio
                                   ------    -----             ------      -----          ------      -----
                                                              (Dollars In Thousands)
As of March 31, 2002:
 Total Capital:                    $63,953     13.25%          $38,609       8.00%         $48,261     10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $58,093     12.04%              N/A        N/A          $28,957      6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $58,093      7.30%          $31,937       4.00%         $39,921      5.00%
   (To Total Assets)
 Tangible Capital:                 $58,093      7.30%          $11,976       1.50%             N/A        N/A
   (To Total Assets)


PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted Statement 141 in July 2001 and adopted Statement 142 on October 1, 2001. The Company does not have any intangible assets affected by these standards.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS 144 on October 1, 2002 and does not expect a material impact from its adoption.


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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2001 AND 2002


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At March 31, 2002, the Company does not believe there are material changes which have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2001, filed as an exhibit to the Company's Annual Report on form 10-K.

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

Item 2.  Changes In Securities and Use of Proceeds
         -----------------------------------------
     Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
At the Company's annual stockholders meeting held on January 30, 2002 the following items were ratified:

(a) The election as directors of all nominees: James C. Benton and James P. Creel.

At the meeting, a total of 10,643,646 votes were entitled to be cast. Votes for Benton were 8,465,939 with 22,672 withheld; and votes for Creel were 8,465,700 with 23,850 withheld.

The directors whose terms continued and the years their terms expire are as follows: James H. Dusenbury (2004), Michael C. Gerald (2004), James T. Clemmons
(2003), Frank A. Thompson, II (2003) and G. David Bishop (2003).

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




                                      COASTAL FINANCIAL CORPORATION

May 15, 2002                          /s/ Michael C. Gerald
------------                          ---------------------
Date                                  Michael C. Gerald
                                      President and Chief Executive Officer



May 15, 2002                          /s/ Jerry L. Rexroad
------------                          --------------------
Date                                  Jerry L. Rexroad
                                      Executive Vice President and
                                      Chief Financial Officer