Form 10-Q
period 2002-06-30
COASTAL FINANCIAL CORP /DE
filed 2002-08-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended JUNE 30, 2002

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
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

             YES  [ X ]                                     NO [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002.


Common Stock $.01 Par Value Per Share                        10,544,476 Shares
--------------------------------------------------------------------------------
(Class)                                                      (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

PART I- Consolidated Financial Information

Item
    1. Consolidated Financial Statements (unaudited):

                Consolidated Statements of Financial Condition
                as of September 30, 2001 and June 30, 2002                    3

                Consolidated Statements of Operations for the three
                months ended June 30, 2001 and 2002                         4-5

                Consolidated Statements of Operations for the nine
                months ended June 30, 2001 and 2002                         6-7

                Consolidated Statements of Cash Flows for the nine
                months ended June 30, 2001 and 2002                         8-9

                Consolidated Statements of Stockholders' Equity
                and Comprehensive Income for the nine months ended
                June 30, 2001 and 2002                                       10

                Notes to Consolidated Financial Statements                11-14

    2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations             15-23

    3. Quantitative and Qualitative Disclosures About
       Market Risk                                                           24


Part II - Other Information

Item
    1. Legal Proceedings                                                     25

    2. Changes in Securities and Use of Proceeds                             25

    3. Defaults Upon Senior Securities                                       25

    4. Submission of Matters to a Vote of Securities Holders                 25

    5. Other information                                                     25

    6. Exhibits and Reports on Form 8-K                                      26

Signatures                                                                   31

                                       2


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        September 30,             June 30,
                                                            2001                    2002
                                                            ----                    ----
                                                                    (Unaudited)
                                                                  (In thousands,
                                                                 except share data)
     ASSETS:
     Cash and amounts due from banks                    $  24,966                $  26,932
     Short-term interest-bearing deposits                   9,354                   13,586
     Investment securities available for sale             192,553                  248,554
     Loans receivable (net of allowance for
        loan losses of $7,159 at September 30,
        2001 and $7,613 at June 30, 2002)                 488,754                  523,467
     Loans receivable held for sale                        16,274                   14,501
     Real estate acquired through foreclosure               2,363                    1,962
     Office property and equipment, net                    13,150                   13,901
     Federal Home Loan Bank stock, at cost                  7,624                    8,309
     Accrued interest receivable on loans                   2,783                    2,361
     Accrued interest receivable on investments             1,341                    1,504
     Other assets and deferred charges                      4,052                    6,210
                                                        ---------                ---------
                                                        $ 763,214                $ 861,287
                                                        =========                =========

     LIABILITIES AND STOCKHOLDERS' EQUITY:

     LIABILITIES:
     Deposits                                           $ 530,364                $ 615,813
     Securities sold under agreements to
        repurchase                                         18,703                   19,890
     Advances from Federal Home Loan Bank                 140,036                  146,267
     Other borrowings                                       2,069                    2,069
     Drafts outstanding                                     2,577                    2,279
     Advances by borrowers for property taxes
       and insurance                                        1,250                    1,017
     Accrued interest payable                               1,184                    1,187
     Other liabilities                                      9,783                   10,780
                                                        ---------                ---------
       Total liabilities                                  705,966                  799,302
                                                        ---------                ---------

     STOCKHOLDERS' EQUITY:
     Serial preferred stock, 1,000,000 shares
        authorized and unissued                                --                       --
     Common stock, $.01 par value, 15,000,000
        shares authorized; 10,693,325 shares at
        September 30, 2001 and 10,544,476 shares
        at June 30, 2002 issued and outstanding               107                      105
     Additional paid-in capital                             9,744                    9,744
     Retained earnings                                     47,496                   52,896
     Treasury stock, at cost (324,483 and 473,332
        shares, respectively)                              (3,620)                  (4,898)
     Accumulated other comprehensive income,
      net of tax                                            3,521                    4,138
                                                        ---------                ---------
       Total stockholders' equity                          57,248                   61,985
                                                        ---------                ---------
                                                        $ 763,214                $ 861,287
                                                        =========                =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002

                                                                 2001                 2002
                                                                 ----                 ----
                                                                       (Unaudited)
                                                                      (In thousands,
                                                                     except share data)
     Interest income:
         Loans receivable                                       $ 11,382            $  10,050
         Investment securities                                       656                  453
        Mortgage-backed securities                                 2,814                2,949
        Other                                                        151                   46
                                                                --------            ---------
        Total interest income                                     15,003               13,498
                                                                --------            ---------
     Interest expense:
        Deposits                                                   4,917                3,309
        Securities sold under agreements to
          repurchase                                                 524                   92
        Advances from Federal Home Loan Bank                       2,471                1,877
                                                                --------            ---------
        Total interest expense                                     7,912                5,278
                                                                --------            ---------
        Net interest income                                        7,091                8,220
        Provision for loan losses                                    235                  350
                                                                --------            ---------
        Net interest income after provision
          for loan losses                                          6,856                7,870
                                                                --------            ---------
     Other income:
        Fees and service charges                                     709                  791
        Loss from real estate owned                                 (212)                 (38)
        Gain on sale of loans receivable, net                        382                  213
        Gain on sale of securities
          available for sale                                         286                   70
        Other income                                                 915                  840
                                                                --------            ---------
                                                                   2,080                1,876
                                                                --------            ---------
     General and administrative expenses:
        Salaries and employee benefits                             2,691                3,185
        Net occupancy, furniture and fixtures
          and data processing expense                              1,013                1,353
        FDIC insurance premium                                        20                   23
        Other expenses                                               939                  972
                                                                --------            ---------
                                                                   4,663                5,533
                                                                --------            ---------
     Income before income taxes and
          extraordinary item                                       4,273                4,213

     Income taxes                                                  1,579                1,554
                                                                --------            ---------
     Income before extraordinary item                              2,694                2,659
                                                                --------            ---------

                                                                     (CONTINUED)



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002

                                                            2001                    2002
                                                            ----                    ----
                                                                    (Unaudited)
                                                                   (In thousands,
                                                                  except share data)

     Extraordinary loss on extinguishment of
          debt, net of income taxes of $160 and
              $41, respectively                               299                      66
                                                     -------------            ------------
     Net income                                     $       2,395            $      2,593
                                                     =============            ============
     Earnings per common share
        before extraordinary item
        Basic                                       $         .25            $        .25
                                                     =============            ============
        Diluted                                     $         .25            $        .24
                                                     =============            ============
     Effect of extraordinary item on
        earnings per common share
        Basic                                       $        (.03)           $         --
                                                     =============            ============
        Diluted                                     $        (.03)           $         --
                                                     =============            ============
     Earnings per common share
        after extraordinary item
        Basic                                       $         .22            $        .25
                                                     =============            ============
        Diluted                                     $         .22            $        .24
                                                     =============            ============

     Weighted average common shares
        outstanding - basic                            10,782,000              10,529,000
                                                     =============            ============
     Weighted average common shares
        outstanding - diluted                          10,958,000              10,859,000
                                                     =============            ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002

                                                               2001                2002
                                                               ----                ----
                                                                      (Unaudited)
                                                                     (In thousands,
                                                                   except share data)
     Interest income:
       Loans receivable                                     $ 35,046             $ 30,171
       Investment securities                                   1,911                1,584
       Mortgage-backed securities                              8,602                7,972
       Other                                                     510                  126
                                                            --------             --------
       Total interest income                                  46,069               39,853
                                                            --------             --------
     Interest expense:
       Deposits                                               14,814               10,135
       Securities sold under agreements to
         repurchase                                            2,621                  314
       Advances from Federal Home Loan Bank                    8,968                5,644
                                                            --------             --------
       Total interest expense                                 26,403               16,093
                                                            --------             --------
       Net interest income                                    19,666               23,760
       Provision for loan losses                                 730                  855
                                                            --------             --------
       Net interest income after provision
          for loan losses                                     18,936               22,905
                                                            --------             --------
     Other income:
        Fees and service charges                               1,928                2,302
        Loss from real estate owned                             (350)                (188)
        Gain on sale of loans receivable, net                    862                1,025
        Gain on sale of securities
          available for sale                                     642                  141
        Other income                                           2,880                2,472
                                                            --------             --------
                                                               5,962                5,752
                                                            --------             --------
     General and administrative expenses:
        Salaries and employee benefits                         7,759                9,254
        Net occupancy, furniture and fixtures
          and data processing expense                          2,967                3,634
        FDIC insurance premium                                    61                   70
        Other expenses                                         2,531                3,052
                                                            --------             --------
                                                              13,318               16,010
                                                            --------             --------
     Income before income taxes and
          extraordinary item                                  11,580               12,647

     Income taxes                                              4,183                4,642
                                                            --------             --------
     Income before extraordinary item                          7,397                8,005
                                                            --------             --------

                                                                     (CONTINUED)



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002

                                                              2001                 2002
                                                              ----                 ----
                                                                    (Unaudited)
                                                                   (In thousands,
                                                                  except share data)

     Extraordinary loss on extinguishment of
          debt, net of income taxes of $297 and
              $297, respectively                                   555                485
                                                             ----------        ----------
     Net income                                             $     6,842       $     7,520
                                                             ==========        ==========

     Earnings per common share
        before extraordinary item
        Basic                                               $       .68       $       .75
                                                             ==========        ==========
        Diluted                                             $       .67       $       .73
                                                             ==========        ==========

     Effect of extraordinary item on
        earnings per common share
        Basic                                               $      (.05)      $     (.04)
                                                             ==========        ==========
        Diluted                                             $      (.05)      $     (.04)
                                                             ==========        ==========

     Earnings per common share
        after extraordinary item
        Basic                                               $       .63       $       .71
                                                             ==========        ==========
        Diluted                                             $       .62       $       .69
                                                             ==========        ==========

     Weighted average common shares
        outstanding - basic                                  10,880,000        10,625,000
                                                             ==========        ==========

     Weighted average common shares
        outstanding - diluted                                10,998,000        10,899,000
                                                             ==========        ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002

                                                                     2001                     2002
                                                                     ----                     ----
                                                                             (Unaudited)
                                                                            (In thousands)

     Cash flows from operating activities:
       Net income                                                 $   6,842             $   7,520
       Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
       Depreciation                                                   1,130                 1,510
       Provision for loan losses                                        730                   855
       Gain on sale of mortgage-backed
           securities available for sale                               (642)                 (141)
       Origination of loans receivable
            held for sale                                           (55,853)              (67,940)
       Proceeds from sales of loans receivable
            held for sale                                            47,472                69,713
      (Increase) decrease in:
            Other assets and deferred charges                        (2,183)               (2,158)
            Accrued interest receivable                                 146                   259
       Increase (decrease)in:
            Accrued interest payable                                   (914)                    3
            Other liabilities                                           421                   620
                                                                   --------              --------
            Net cash provided by (used in)
                  operating activities                               (2,851)               10,241
                                                                   --------              --------
     Cash flows from investing activities:
       Purchases of investment securities
            available for sale                                     (141,765)             (152,334)
       Proceeds from sales of investment
            securities available for sale                           139,074               104,687
       Origination of loans receivable, net                        (152,869)             (299,656)
       Purchase of loans receivable                                     (10)                 (233)
       Principal collected on loans receivable, net                 140,988               199,191
       Principal collected on mortgage-backed
            securities, net                                          30,705                57,453
       Proceeds from sale of real estate
            acquired through foreclosure, net                           826                   859
       Purchases of office properties and
               equipment                                             (1,941)               (2,261)
       Sales (purchases) of FHLB stock, net                           2,139                  (685)
                                                                   --------              --------
            Net cash provided by (used in)
                  investing activities                               17,147               (92,979)
                                                                   --------              --------


                                                                     (CONTINUED)



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002 (CONTINUED)

                                                                         2001                 2002
                                                                         ----                 ----
                                                                               (Unaudited)
                                                                               (In thousands)

     Cash flows from financing activities:
       Increase in deposits, net                                      $ 107,801           $  85,449
       Increase (decrease) in securities sold
        under agreement to repurchase, net                              (59,137)              1,187
       Proceeds from FHLB advances                                      326,236             212,762
       Repayment of FHLB advances                                      (379,024)           (206,531)
       Decrease in advance payments by borrowers
        for property taxes and insurance, net                              (327)               (233)
       Decrease in drafts outstanding, net                                 (514)               (298)
       Repurchase of treasury stock, at cost                             (1,488)             (2,243)
       Dividends to stockholders                                         (1,476)             (1,639)
       Exercise of stock options                                             71                 482
                                                                      ---------           ---------
       Net cash provided by (used in) financing activities               (7,858)             88,936
                                                                      ---------           ---------
      Net increase in cash and cash
          equivalents                                                     6,438               6,198
                                                                      ---------           ---------
     Cash and cash equivalents at beginning
       of the period                                                     17,167              34,320
                                                                      ---------           ---------
     Cash and cash equivalents at end
       of the period                                                  $  23,605           $  40,518
                                                                      =========           =========
     Supplemental information:
       Interest paid                                                  $  27,317           $  16,090
                                                                      =========           =========
       Income taxes paid                                              $   3,799           $   6,455
                                                                      =========           =========
     Supplemental schedule of non-cash investing
       and financing transactions:

     Transfer of mortgage loans to real estate
          acquired through foreclosure                                $   2,360           $     458
                                                                      =========           =========
     Securitization of mortgage loans into
          mortgage-backed securities                                  $  21,673           $  64,672
                                                                      =========           =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                        Accumulated
                                                                                           Other
                                                                                          Compre-
                                                  Additional                              hensive        Total
                                      Common      Paid-In       Treasury     Retained      Income    Stockholders'
                                       Stock      Capital       Stock        Earnings      (Loss)       Equity
                                       -----      -------       -----        --------      ------       ------
                                                             (Unaudited)
                                                            (In thousands)
     Balance at September
       30, 2000                     $    109      $  9,744     $ (1,702)     $ 40,319      $ (1,525)     $ 46,945
     Net income                           --            --           --         6,842            --         6,842
     Other comprehensive
      income, net of tax:
      Unrealized gains arising
      during period, net of
      taxes of $2,068                     --            --           --            --         3,374            --
      Less: reclassification
      adjustment for gains
      included in net income,
      net of taxes of $244                --            --           --            --          (398)           --
                                                                                              -----
     Other comprehensive income           --            --           --            --         2,976         2,976
                                                                                              -----      --------
     Comprehensive income                 --            --           --            --            --         9,818
                                                                                                         --------

     Treasury stock repurchases           (1)           --       (1,487)           --            --        (1,488)
     Exercise of stock
       options                            --                        161           (90)           --            71
     Cash dividends                       --            --           --        (1,476)           --        (1,476)
     Balance at June 30,            --------      --------     ---------  -----------      --------      --------
     2001                           $    108      $  9,744     $  (3,028) $    45,595      $  1,451      $ 53,870
                                    ========      ========     =========  ===========      ========      ========


     Balance at September
       30, 2001                     $    107      $  9,744     $ (3,620)     $ 47,496      $  3,521      $ 57,248
     Net income                           --            --           --         7,520            --         7,520
     Other comprehensive
      income, net of tax:
      Unrealized gains arising
      during period, net of
      taxes of $431                       --            --           --            --           704            --
      Less: reclassification
      adjustment for gains
      included in net income,
      net of taxes of $54                 --            --           --            --           (87)           --
                                                                                           --------
     Other comprehensive income           --            --           --            --           617           617
                                                                                           --------      --------
     Comprehensive income                 --            --           --            --            --         8,137
                                                                                                         --------
     Treasury stock repurchases           (2)           --       (2,241)           --            --        (2,243)
     Exercise of stock
       options                            --            --          963          (481)           --           482
     Cash dividends                       --            --           --        (1,639)           --        (1,639)
     Balance at June                --------      --------     ---------  -----------      --------      --------
       30, 2002                     $    105      $  9,744     $ (4,898)     $ 52,896      $  4,138      $ 61,985
                                    ========      ========     =========  ===========      ========      ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2001, included in the Company's 2001 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                                 September 30,            June 30,
                                                                    2001                    2002
                                                                    ----                    ----
                                                                             (Unaudited)
                                                                           (In thousands)
     First mortgage loans:
         Single family to 4 family units                        $ 252,396                $ 246,707
         Other, primarily commercial
         real estate                                              137,282                  186,567
         Construction loans                                        60,765                   48,556
     Consumer and commercial loans:
         Installment consumer loans                                14,539                   14,527
         Mobile home loans                                          2,056                    2,794
         Deposit account loans                                      1,221                    1,559
         Equity lines of credit                                    22,379                   24,003
         Commercial and other loans                                18,886                   18,284
                                                                 --------                 --------
                                                                  509,524                  542,997
     Less:
         Allowance for loan losses                                  7,159                    7,613
         Deferred loan costs, net                                    (372)                    (114)
         Undisbursed portion of loans in process                   13,983                   12,031
                                                                 --------                 --------
                                                                $ 488,754                $ 523,467
                                                                =========                =========


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                         Nine Months Ended June 30,
                                                         --------------------------
                                                            2001            2002
                                                            ----            ----
                                                                 (Unaudited)
                                                            (Dollars in thousands)

     Allowance at beginning of period ............          $7,064        $7,159
     Provision for loan losses ...................             730           855
                                                            ------        ------
     Recoveries:
      Residential real estate ....................               2            --
      Commercial real estate .....................              --            --
      Consumer ...................................              51            23
                                                            ------        ------
        Total recoveries .........................              53            23
                                                            ------        ------
     Charge-offs:
      Residential real estate ....................             257            57
      Commercial real estate .....................              98            --
      Consumer ...................................             332           367
                                                            ------        ------
        Total charge-offs ........................             687           424
                                                            ------        ------
        Net charge-offs ..........................             634           401
                                                            ------        ------
      Allowance at end of period .................          $7,160        $7,613
                                                            ======        ======


     Ratio of allowance to net
      loans outstanding at the
      end of the period ..........................            1.38%         1.42%
                                                            ======        ======
     Ratio of net charge-offs
      to average loans outstanding
      during the period (annualized) .............             .16%          .10%
                                                            ======        ======


Non-accrual loans, which includes loans over ninety days delinquent, totaled approximately $3.8 million and $3.1 million at June 30, 2002 and 2001, respectively. For the quarter ended June 30, 2001, interest income, which would have been recorded, would have been approximately $56,000. For the quarter ended June 30, 2002, interest income, which would have been recorded, would have been approximately $107,000. For the nine months ended June 30, 2001 and 2002, interest income, which would have been recorded, would have been approximately $100,000 and $244,000, respectively, had non-accruing loans been current in accordance with their original terms.

At June 30, 2002, impaired loans totaled $3.0 million. There were $2.3 million in impaired loans at June 30, 2001. Included in the allowance for loan losses at June 30, 2002 was $234,000 related to impaired loans compared to $196,000 at June 30, 2001. The average recorded investment in impaired loans for the nine months ended June 30, 2002 was $3.2 million compared to $3.9 million for the nine months ended June 30, 2001. Interest income of $14,000 and $21,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2002, respectively. Interest income of $33,000 and $121,000 was recognized on impaired loans for the quarter and for the nine months ended June 30, 2001, respectively.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  DEPOSITS

Deposits consist of the following:


                                                       September 30, 2001       June 30, 2002
                                                       -------------------------------------------
                                                                 Weighted               Weighted
                                                                  Average                 Average
                                                       Amount      Rate        Amount       Rate
                                                       ------      ----        ------       ----
                                                                     (Unaudited)
                                                                     (In thousands)
     Transaction accounts                             $298,655    1.96%       $339,560      1.50%
     Passbook accounts                                  33,317    1.70          38,332      1.22
     Certificate accounts                              198,392    4.82         237,921      3.40
                                                      --------    ----        --------      ----
                                                      $530,364    3.01%       $615,813      2.22%
                                                      ========    ====        ========      ====



(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                                 September 30, 2001             June 30, 2002
                                                 ----------------------------------------------------
Weighted                                                       Weighted                     Weighted
                                                               Average                      Average
                                                 Amount        Rate             Amount      Rate
                                                 ------        ----             ------      ----
Maturing within:                                               (Unaudited)
                                                               (In thousands)
     1 year                                 $     1,400        4.15%       $  12,500        3.00%
     2 years                                     23,231        4.30           22,262        2.96
     3 years                                      2,220        5.21              235        4.92
     4 years                                        400        5.24           28,270        6.16
     5 years and thereafter                     112,785        5.73           83,000        5.53
                                            -----------       ----         ---------        ----
                                            $   140,036       5.46%        $ 146,267        5.04%
                                            ===========       ====         =========        ====


At September 30, 2001, and June 30, 2002, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $204.0 million and $185.1 million, respectively, as collateral for FHLB advances. At September 30, 2001, included in the one, two and five years maturities were $109.0 million of advances subject to call provisions. At June 30, 2002, included in the four and five years and thereafter maturities were $109.0 million of advances subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise. At June 30, 2002, the Bank had $38.8 million available for additional advances.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and nine month periods ended June 30 , 2001 and 2002, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine month periods ended June 30, 2001 and 2002, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. All share and per share data have been retroactively restated for all common stock splits and dividends.


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECONCILIATION OF AVERAGE SHARES OUTSTANDING
(Unaudited in thousands)

                                                        For the Quarter Ended June 30,

                                               2001               2001     2002             2002
                                              ------------------------     ---------------------
                                              BASIC            DILUTED     BASIC         DILUTED
                                              ------------------------     ---------------------
Weighted average shares outstanding           10,782,000    10,782,000   10,529,000    10,529,000

Effective of Dilutive Securities:
Stock options                                       - -        176,000       - -          330,000
                                              ------------------------   ------------------------
                                              10,782,000    10,958,000   10,529,000    10,859,000
                                              ------------------------   ------------------------


                                                      For the Nine Months Ended June 30,

                                               2001            2001          2002        2002
                                              ------------------------     ---------------------
                                               BASIC           DILUTED      BASIC        DILUTED
                                              ------------------------     ---------------------
Weighted average shares outstanding           10,880,000    10,880,000   10,625,000    10,625,000
                                              ------------------------     ---------------------
Effective of Dilutive Securities:
Stock options                                  - -             118,000         - -        274,000
                                              ------------------------     ---------------------
                                              10,880,000    10,998,000   10,625,000    10,899,000
                                              ------------------------     ---------------------



(6)  COMMON STOCK DIVIDENDS

On July 31, 2001, the Company declared a 3 for 2 stock split in the form of a 50% stock dividend aggregating approximately 3,579,000 shares. All share and per share data have been retroactively restated for all common stock splits and dividends.

(7)  EXTRAORDINARY ITEM

The extraordinary item for the quarter ended June 30, 2001 relates to prepayment penalties on advances from FHLB of $459,000 net of income taxes of $160,000. The extraordinary item for the nine months ended June 30, 2001, relates to prepayment penalties on advances from FHLB of $852,000 net of income taxes of $297,000.

The extraordinary item for the quarter ended June 30, 2002, relates to prepayment penalties on advances from FHLB of $107.000, net of income taxes of $41,000. For the nine months ended June 30, 2002, prepayment penalties on advances from FHLB were $782.000 net of income taxes of $297,000.

Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy (particularly in the markets served by the Company). Except as required by applicable law and regulation, the Company disclaims any obligation to update such forward looking statements.

CRITICAL ACCOUNTING POLICIES
-----------------------------

The Bank considers its policy regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Bank has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a significant number of assumptions and estimates with respect to its loan portfolio. The Bank assessments of future loan losses may be impacted in future periods by changes in economic and market conditions, the impact of regulatory examinations, weather related events such as hurricanes or major storms, and the discovery of information with respect to certain borrowers and or guarantors, which is not known to management at the time of the issuance of the consolidated financial statements.

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

The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At June 30, 2002 and 2001, the Bank had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit card lines, and unused business and consumer lines of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2002, commercial and retail loan commitments totaled $16.4 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $4.0 million at June 30, 2002. Unused business credit card lines, which totaled $979,000 at June 30, 2002, are generally for short-term borrowings. The Bank applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

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

derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $7.2 million at June 30, 2002. The fair value of the loan commitments was a gain of approximately $58,000 at June 30, 2002. As of June 30, 2002 the Bank had sold $10.0 million in forward commitments to deliver fixed rate mortgage-backed securities which had an unrealized loss of $98,000. The Bank had sold call options on 15 year mortgage-backed securities to deliver $3.0 million, which had an unrealized loss of $21,000 at June 30, 2002. In addition, the Bank had purchased $3.0 million put options on the 10 year treasury bond which had an unrealized gain of $2,000. The aggregate loss was $60,000 for the quarter for all off balance sheet commitments.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DISCUSSION OF FINANCIAL  CONDITION  CHANGES FROM  SEPTEMBER 30, 2001 TO JUNE 30,
--------------------------------------------------------------------------------
2002
----

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, customer deposits, advances from the FHLB, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $208.7 million for the nine months ended June 30, 2001, compared to $367.6 million for the nine months ended June 30, 2002, primarily as a result of reduced interest rates. A portion of these loan originations were financed through loan principal repayments, which amounted to $141.0 million and $199.2 million for the nine month periods ended June 30, 2001 and 2002, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the nine month period ended June 30, 2001, the Company sold $47.5 million in mortgage loans held for sale, compared to $69.7 million sold for the nine month period ended June 30, 2002. Loan originations have increased as a result of falling interest rates over the last twelve months. Consequently, the Bank has experienced prepayment of a portion of its mortgage and commercial loan portfolio. Many of the Bank's adjustable rate residential mortgage loans were refinanced into conforming fixed rate mortgage loans. A significant portion of these fixed rate loans were sold into the secondary market.

For the nine month period ended June 30, 2001, the Company purchased $141.8 million in investment and mortgage-backed securities. For the nine month period ended June 30, 2002, the Company purchased $152.3 million in investment and mortgage-backed securities. These purchases were funded primarily by repayments of $57.4 million within the securities portfolio and sales of investment securities of $104.7 million.

Overall the Bank experienced an increase of $85.4 million in deposits for the nine month period ended June 30, 2002. For the nine month period ended June 30, 2002, transaction accounts increased $40.9 million which the Bank primarily believes is due to seasonal effects of Customer deposits during the summer months along with the growth of new Sales Centers. During the same period, certificate accounts increased $39.5 million primarily due to special offers in many of the Bank's new Sales Centers. At June 30, 2002, the Company had $193.4 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Bank.

As a result of $7.5 million in net income, less the cash dividends paid to stockholders of approximately $1.6 million, treasury stock repurchases of approximately $2.2 million and the net change in unrealized gain on securities available for sale, net of income tax of $617,000 stockholders' equity increased from $57.2 million at September 30, 2001 to $62.0 million at June 30, 2002.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $59.4 million at June 30, 2002, exceeding the core capital requirement by $25.1 million. At June 30, 2002, the Bank's risk-based capital, as calculated under OTS regulations, were approximately $65.5 million and exceeded its current risk-based capital requirement by $25.0 million. (For further information see Regulatory Capital Matters)

PART I.    FINANCIAL INFORMATION
Item 2.    COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
JUNE 30, 2001 AND 2002
----------------------

GENERAL
-------

Net income increased from $2.4 million for the three months ended June 30, 2001, to $2.6 million for the three months ended June 30, 2002, or 8.3%. Net interest income increased $1.1 million primarily as a result of a decrease of $1.5 million in interest income and a $2.6 million decrease in interest expense. Provision for loan losses was $235,000 for the three months ended June 30, 2001 compared to $350,000 for the quarter ended June 30, 2002. Other income decreased $204,000. General and administrative expense was $4.7 million for the quarter ended June 30, 2001 compared to $5.5 million for the quarter ended June 30, 2002.

INTEREST INCOME
---------------

Interest income for the three months ended June 30, 2002, decreased to $13.5 million as compared to $15.0 million for the three months ended June 30, 2001. The earning assets yield for the three months ended June 30, 2002, was 7.08% compared to a yield of 8.08% for the three months ended June 30, 2001. As a result of significantly declining interest rates during fiscal 2002, the Bank's yield on assets and cost of funds has declined. At June 30, 2001 the one year treasury rate and prime rate of interest were approximately 3.46% and 6.75%, respectively, which compared to 2.13% and 4.75% at June 30, 2002, respectively. The average yield on loans receivable for the three months ended June 30, 2002,was 7.53% compared to 8.67% for the three months ended June 30, 2001. The yield on investments decreased to 6.20% for the three months ended June 30, 2002, from 6.77% for the three months ended June 30, 2001. Total average interest-earning assets were $768.5 million for the quarter ended June 30, 2002 as compared to $751.2 million for the quarter ended June 30, 2001. The increase in average interest-earning assets is primarily due to a increase in average loans receivable of approximately $8.7 million, investment securities of approximately $14.5 million and a decrease of cash in FHLB of approximately $5.9 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.3 million for the three months ended June 30, 2002, as compared to $7.9 million for June 30, 2001. The average cost of deposits for the three months ended June 30, 2002, was 2.28% compared to 3.91% for the three months ended June 30, 2001. The cost of interest-bearing liabilities was 2.83% for the three months ended June 30, 2002, as compared to 4.37% for the three months ended June 30, 2001. The cost of FHLB advances and reverse repurchase agreements was 5.08% and 2.21%, respectively, for the three months ended June 30, 2002. For the three months ended June 30, 2001, the cost of FHLB advances and reverse repurchase agreements was 5.59% and 4.85%, respectively. Total average interest-bearing liabilities increased from $723.7 million at June 30, 2001 to $746.2 million at June 30, 2002. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $77.7 million. This was offset primarily by a decrease in FHLB advances of $28.9 million and $27.0 million in reverse repurchase agreements.

NET INTEREST INCOME
-------------------

Net interest income was $8.2 million for the three months ended June 30, 2002, as compared to $7.1 million for the three months ended June 30, 2001. The net interest margin was 4.25% for the three months ended June 30, 2002, compared to 3.70% for the three months ended June 30, 2001. With the reduction in interest rates, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will continue to decline. Consequently, it is expected that a substantial portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that the refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank would most likely experience a reduced margin for the remainder of fiscal 2002.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002

PROVISION FOR LOAN LOSSES
-------------------------

As a result of the growth in the loan portfolio, the growth coming primarily from commercial real estate loans, the provision for loan losses was $235,000 for the three months ended June 30, 2001 compared to $350,000 for the three months ended June 30, 2002. For the three months ended June 30, 2002, net charge-offs were $165,000 compared to net charge-offs of $234,000 for the three months ended June 30, 2001. The allowance for loan losses as a percentage of total loans was 1.42% at June 30, 2002, compared to 1.42% at September 30, 2001 and 1.38% at June 30, 2001. Loans delinquent 90 days or more were .71% of total loans at June 30, 2002, compared to .64% at September 30, 2001. The allowance for loan losses was 201% of loans delinquent more than 90 days at June 30, 2002, as compared to 220% at September 30, 2001. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the three months ended June 30, 2002, other income was $1.9 million compared to $2.1 million for the three months ended June 30, 2001. As a result of increased transaction account balances of approximately $51.8 million, fees and service charges from deposit accounts were $791,000 for the three months ended June 30, 2002, compared to $709,000 for the three months ended June 30, 2001. Gain on sale of loans was $213,000 for the quarter ended June 30, 2002, compared to $382,000 for the quarter ended June 30, 2001. Gain on sales of securities was $70,000 for the quarter ended June 30, 2002, compared to a gain of $286,000 for the quarter ended June 30, 2001. Other income was $840,000 for the three months ended June 30, 2002, as compared to $915,000 for the three months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $4.7 million for the quarter ended June 30, 2001 to $5.5 million for the quarter ended June 30, 2002. Salaries and employee benefits were $2.7 million for the three months ended June 30, 2001, as compared to $3.2 million for the three months ended June 30, 2002 primarily due to the addition of new Sales Centers and additional business banking Associates. Also as a result of new Sales Centers, net occupancy, furniture and fixtures and data processing expenses increased $340,000 when comparing the two periods. The Bank had eleven, twelve and seventeen operating Sales Centers at September 30, 2000, 2001 and June 30, 2002, respectively. Other expenses were $972,000 for the quarter ended June 30, 2002, compared to $939,000 for the quarter ended June 30, 2001. This increase is primary attributed to the disposal of telephone equipment of $70,000.

INCOME TAXES
------------

Income taxes were $1.6 million for each of the three months ended June 30, 2001 and June 30, 2002, respectively.

EXTRAORDINARY ITEM
------------------

The extraordinary item for the quarter ended June 30, 2002 relates to penalties incurred from the early repayment of advances from FHLB of $107,000, net of income taxes of $41,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 2001 AND 2002.
-----------------------

GENERAL
-------

Net income increased from $6.8 million for the nine months ended June 30, 2001, to $7.5 million for the nine months ended June 30, 2002, or 9.9%. Net interest income increased $4.1 million primarily as a result of a decrease in interest income of $6.2 million offset by a decrease of $10.3 million in interest expense. Provision for loan losses increased from $730,000 for the nine months ended June 30, 2001, to $855,000 for the nine months ended June 30, 2002. Other income decreased $210,000. General and administrative expenses increased $2.7 million.

INTEREST INCOME
---------------

Interest income for the nine months ended June 30, 2002, decreased to $39.9 million as compared to $46.1 million for the nine months ended June 30, 2001. As a result of significantly declining interest rates during fiscal 2002, the Bank's yield on assets and cost of funds has declined. At June 30, 2001 the one year treasury rate and prime rate of interest were approximately 3.46% and 6.75%, respectively, which compared to 2.13% and 4.75% at June 30, 2002, respectively. The earning asset yield for the nine months ended June 30, 2002, was 7.28% compared to a yield of 8.37% for the nine months ended June 30, 2001. The average yield on loans receivable for the nine months ended June 30, 2002, was 7.73% compared to 8.91% for the nine months ended June 30, 2001. The yield on investments decreased to 6.30% for the nine months ended June 30, 2002, from 7.12% for the nine months ended June 30, 2001. Total average earning assets were $735.8 million for the nine months period ended June 30, 2002, as compared to $742.9 million for the nine month period ended June 30, 2001.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $16.1 million for the nine months ended June 30, 2002, as compared to $26.4 million for the nine months ended June 30, 2001. The average cost of deposits for the nine months ended June 30, 2002, was 2.45% compared to 4.23% for the nine months ended June 30, 2001. The cost of interest-bearing liabilities was 2.98% for the nine months ended June 30, 2002, as compared to 4.84% for the nine months ended June 30, 2001. Total average interest-bearing liabilities decreased from $723.4 million at June 30, 2001 to $716.7 million at June 30, 2002.

NET INTEREST INCOME
-------------------

Net interest income was $23.8 million for the nine months ended June 30, 2002, as compared to $19.7 million for the nine months ended June 30, 2001. The net interest margin increased to 4.30% for the nine months ended June 30, 2002, from 3.53% for the nine months ended June 30, 2001.

PROVISIONS FOR LOAN LOSSES
--------------------------

As a result of the growth in the loan portfolio, the growth coming primarily from commercial real estate loans, the provisions for loan losses increased from $730,000 for the period ended June 30, 2001, to $855,000 for the nine months ended June 30, 2002. For the nine months ended June 30, 2002, net charge-offs were $401,000 compared to net charge-offs of $634,000 for the nine months ended June 30, 2001. The allowance for loan losses as a percentage of total loans was 1.42% at June 30, 2002 and September 30, 2001, respectively. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS - CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002


OTHER INCOME
------------

For the nine months ended June 30, 2002 other income was $5.8 million compared to $6.0 million for the nine months ended June 30, 2001. Fees and service charges for the nine months ended June 30, 2002 were $2.3 million compared to $1.9 million for the nine months ended June 30, 2001. As a result of falling interest rates, the Bank experienced significant refinancing of its adjustable mortgage loans. The majority of these loans were refinanced into fixed rate mortgages, which were sold to the secondary market. As a result, gain on sale of loans was $862,000 for the nine months ended June 30, 2001, compared to $1.0 million for the nine months ended June 30, 2002. Gain on sale of securities was $642,000 for the nine months ended June 30, 2001, compared to gains of $141,000 for the nine months ended June 30, 2002. Other income was $2.5 million for the nine months ended June 30, 2002, compared to $2.9 million for the nine months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses increased from $13.3 million for the nine months ended June 30, 2001 to $16.0 million for the nine months ended June 30, 2002. Salaries and employee benefits increased $1.5 million, or 19.3% primarily due to staffing for new Sales Centers and additional business banking Associates. Other expenses were $3.1 million for the nine months ended June 30, 2002, compared to $2.5 million for the nine months ended June 30, 2001. As a result of the Bank's name change from Coastal Federal Savings Bank to Coastal Federal Bank, in the first fiscal quarter, the Bank has incurred additional marketing expenses of $83,000 and a loss from the disposal of old signage of $60,000. In addition, in the second and third quarters, the Bank disposed of telephone equipment and incurred a loss of $120,000.

INCOME TAXES
------------

Income taxes increased from $4.2 million for the nine months ended June 30, 2001, to $4.6 million for the nine months ended June 30, 2002, as a result of increased income before taxes.

EXTRAORDINARY ITEM
------------------

The extraordinary item for the nine months ended June 30, 2002 relates to prepayment penalties on advances from FHLB of $782,000, net of income taxes of $297,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.


                                                                                                         Categorized as "Well
                                                                                                         Capitalized" Under
                                                                                   For Capital            Prompt Corrective
                                                            Actual              Adequacy Purposes         Action Provision
                                                            ------              -----------------         ----------------

                                                     Amount         Ratio     Amount         Ratio      Amount          Ratio
                                                     ------         -----     ------         -----      ------          -----

                                                                               (Dollars In Thousands)

     As of June 30, 2002:
      Total Capital:                                 $65,466        12.95%    $40,440        8.00%       $50,550        10.00%
        (To Risk Weighted Assets)
      Tier 1 Capital:                                $59,388        11.75%        N/A         N/A        $30,330         6.00%
        (To Risk Weighted Assets)
      Tier 1 Capital:                                $59,388         6.93%    $34,443        4.00%       $43,054         5.00%
        (To Total Assets)
      Tangible Capital:                              $59,388         6.93%    $12,916        1.50%           N/A          N/A
        (To Total Assets)


PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002


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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (Statement 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The company will adopt SFAS 145 on July 1, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Company is not known at this time.

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

PART I.  FINANCIAL INFORMATION
Item 3.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION- CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2001 AND 2002


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

At June 30, 2002, based upon currently available information, the Company does not believe there are material changes which have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2001, filed as an exhibit to the Company's Annual Report on Form 10-K.

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

        (f)    1990 Stock Option Plan (2)

        (g)    Directors Performance Plan (3)

        (h)    Loan Agreement with Bankers Bank (5)

        (i)    Coastal Financial Corporation 2000 Stock Option Plan (8)

     99 (a)    Chief Executive Officer Certification

        (b)    Chief Financial Officer Certification

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

(4) Incorporated by reference to 1997 Form 10-K filed with the Securities and Exchange Commission on January 2, 1998.

(5) Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

(6) Incorporated by reference to June 30, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

(7) Incorporated by reference to 1998 Form 10-K filed with Securities and Exchange Commission on December 29, 1998.

(8) Incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Stockholders filed December 22, 1999.