Form 10-K
period 2002-09-30
COASTAL FINANCIAL CORP /DE
filed 2002-12-27
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________

                                    FORM 10-K
       +-+
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       +-+ SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended September 30, 2002

                                   OR
       +-+
       | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE +-+ SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 0-19684

                      COASTAL FINANCIAL CORPORATION
                      -----------------------------
         (Exact name of registrant as specified in its charter)


                          Delaware                             57-0925911
        --------------------------------------------      ----------------------
       (State or other jurisdiction of incorporation      (I.R.S. Employer I.D.)
       or organization)


       2619 Oak Street, Myrtle Beach, South Carolina           29577-3129
       ---------------------------------------------           ----------
       (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code:   (843) 205-2000
                                                             ---------------

       Securities registered pursuant to Section 12(b) of the Act:    None
                                                                     -----
       Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES [X] NO [_].

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" as of the last business day of the registrant's most recently completed second fiscal quarter, was $99,554,220 (10,630,456) shares at $9.365 per share, which is the average of the closing ask and closing bid price on such date. It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" on December 17, 2002, was $147,072,359 (10,630,456) shares at $13.835 per share, which is the average of the closing ask and closing bid price on December 17, 2002. It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

     As of December 17, 2002, there were issued and outstanding 10,630,456 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002 (Parts I and II)

     2. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

     Coastal Financial Corporation ("Coastal Financial" or the "Corporation") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Bank, formerly named Coastal Federal Savings Bank, ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. On April 1, 1993, Coastal Federal's investment in Coastal Investor Services, Inc., formerly named Coastal Investment Services, Inc., was transferred to Coastal Financial and became a first tier subsidiary of the Corporation. The financial results contained herein relate primarily to the Corporation's principal subsidiary, Coastal Federal.

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

     Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, thirteen branch offices located in South Carolina, one branch office located in Sunset Beach, North Carolina, one branch office in Southport, North Carolina, and two branch offices located in Wilmington, North Carolina. At September 30, 2002 Coastal Financial had total assets of $950.8 million, total deposits of $637.1 million and stockholders' equity of $66.4 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 205-2000.

     Thirteen of Coastal Federal's eighteen offices are in Horry County, South Carolina. The economy of the Horry County area depends primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

     Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate conventional one-to-four family first mortgage loans, consumer, commercial business loans and commercial real estate loans. Commercial real estate loans were 35.5% of total loans at September 30, 2002.

     As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to first mortgage loans. At September 30, 2002, 3.2% and 7.4% respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

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


                                                                         Year Ended September 30,
                                    ----------------------------------------------------------------------------------------------
                                                2000 Compared to 1999                         2001 Compared to 2000
                                                 Increase (Decrease)                           Increase (Decrease)
                                                       Due to                                        Due to
                                        Rate     Volume      Rate/       Net        Rate       Volume       Rate/        Net
                                        ----     ------      -----       ---        ----       ------      -----         ---
                                                            Volume                                         Volume
                                     --------   --------   --------    --------   --------    --------    --------    --------
                                                                      (Dollars in thousands)
Interest-Earning Assets:
 Loans ...........................   $    857   $  4,477   $    130    $  5,464   $    286    $  1,597    $     10    $  1,893
 Mortgage-backed
 Securities/Investments ..........      1,991        906        159       3,056       (691)      1,024         (50)        283
                                     --------   --------   --------    --------   --------    --------    --------    --------
Total net change in
 income on interest-
 earning assets ..................      2,848      5,383        289       8,520       (405)      2,621         (40)      2,176
                                     --------   --------   --------    --------   --------    --------    --------    --------
Interest-Bearing
 Liabilities:
 Deposits ........................        427        680         35       1,142        135       3,435          40       3,610
 FHLB advances ...................      1,336        889        154       2,379       (380)        662         (23)        259
 Repurchase
   Agreements ....................        576      2,215        333       3,124       (766)     (3,837)        420      (4,183)
                                     --------   --------   --------    --------   --------    --------    --------    --------

Total net change in
 expense on interest-
 bearing liabilities .............      2,339      3,784        522       6,645     (1,011)        260         437        (314)
                                     --------   --------   --------    --------   --------    --------    --------    --------
Net change in net
 Interest income .................   $    509   $  1,599   $   (233)   $  1,875   $    606    $  2,361    $   (477)   $  2,490
                                     ========   ========   ========    ========   ========    ========    ========    ========

                                          Year Ended September 30,
                                  ---------------------------------------------
                                              2002 Compared to 2001
                                               Increase (Decrease)
                                                      Due to
                                     Rate       Volume       Rate/      Net
                                     ----       ------       -----      ---
                                                            Volume
                                   --------    --------    --------   --------
                                              (Dollars in thousands)
Interest-Earning Assets:
 Loans ........................... $ (6,372)   $    852    $   (118)   $ (5,638)
 Mortgage-backed
 Securities/Investments ..........   (1,943)      1,386        (187)       (744)
                                   --------    --------    --------    --------
Total net change in
 income on interest-
 earning assets ..................   (8,315)      2,238        (305)     (6,382)
                                   --------    --------    --------    --------
Interest-Bearing
 Liabilities:
 Deposits ........................   (7,799)      3,629      (1,460)     (5,630)
 FHLB advances ...................   (1,486)     (2,268)        303      (3,451)
 Repurchase
   Agreements ....................   (1,811)     (1,645)      1,060      (2,396)
                                   --------    --------    --------    --------

Total net change in
 expense on interest-
 bearing liabilities .............  (11,096)       (284)        (97)    (11,477)
                                   --------    --------    --------    --------
Net change in net
 Interest income ................. $  2,781    $  2,522    $   (208)   $  5,095
                                   ========    ========    ========    ========

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

                                                                      Year Ended September 30,
                                   -----------------------------------------------------------------------------------------------
                                               2000                             2001                           2002
                                   -----------------------------  ------------------------------  --------------------------------
                                    Average              Yield/    Average                Yield/   Average                Yield/
                                    Balance  Interest    Rate      Balance    Interest    Rate     Balance   Interest     Rate
                                    -------  --------    ----      -------    --------    ----     -------   --------     ----
                                                                        (Dollars in thousands)
ASSETS
 Loans .........................   $503,306  $ 44,005    8.74%    $521,575    $ 45,899    8.80%   $531,257   $ 40,261      7.58%

  Mortgage-backed
  Securities/Investments(1).....    192,375    14,074    7.32      206,367      14,356    6.95     226,295     13,612      6.02
                                   --------  --------    ----     --------    --------    ----    --------   --------      ----
Total interest-earning
  assets .......................   $695,681  $ 58,079    8.34%    $727,942    $ 60,255    8.26%   $757,552   $ 53,873      7.11%
                                   ========  ========    ====     ========    ========    ====    ========   ========      ====
LIABILITIES
 Transaction accounts ..........    215,255     6,283    2.92      250,784       7,404    2.95     309,624      4,524      1.46
 Passbook accounts .............     40,891       909    2.22       34,071         741    2.17      36,870        459      1.24
 Certificate accounts ..........    149,982     8,577    5.72      194,575      11,235    5.77     222,723      8,767      3.94
 FHLB advances .................    177,834    10,874    6.11      188,666      11,133    5.90     150,239      7,682      5.11
 Securities sold under
    repurchase agreements ......    110,563     6,993    6.32       49,891       2,810    5.63      20,676        414      2.00
                                   --------  --------    ----     --------    --------    ----    --------   --------      ----
Total interest-bearing
 liabilities ...................   $694,525  $ 33,636    4.84%    $717,987    $ 33,323    4.64%   $740,132   $ 21,846      2.95%
                                   ========  ========    ====     ========    ========    ====    ========   ========      ====


Net interest income/
  interest rate spread .........             $ 24,443    3.50%                $ 26,932    3.62%              $ 32,027      4.16%
Net yield on interest earning
  assets .......................                         3.57%                            3.70%                            4.23%

Ratio of interest earning assets
 to interest-bearing
 liabilities ...................                         1.02x                            1.01x                            1.02x



----------
(1) Includes short-term interest-bearing deposits and Federal funds sold.

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

     The Bank's loan portfolio totaled approximately $555.5 million at September 30, 2002, representing approximately 58.4% of its total assets. On that date, approximately 45.9% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

     In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2002, adjustable rate loans constituted approximately $407.7 million (or 73.4%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 26.6% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

     The following table set forth the composition of the Corporation's loan portfolio by type of loan as of the dates indicated.


                                                                          At September 30,
                                   ------------------------------------------------------------------------------------------------
                                         1998               1999                2000                  2001               2002
                                   ----------------  ------------------ -------------------- ------------------- ------------------
                                    Amount  Percent    Amount   Percent   Amount   Percent     Amount   Percent   Amount   Percent
                                    ------  -------    ------   -------   ------   -------     ------   -------   ------   -------
                                                                        (Dollars in thousands)
Mortgage loans:
 Construction ..................  $  31,261   7.09%  $  46,766   9.48%  $  54,905   10.13%   $  60,765   11.56%  $ 45,544    7.99%
 Single family to 4 family units    254,161  57.63     265,069  53.73     283,851   52.39      268,670   51.10    261,296   45.88
 Income property (Commercial) ..     95,420  21.63     114,931  23.29     133,569   24.65      137,282   26.11    202,117   35.49
Commercial business loans ......     14,848   3.37      22,818   4.62      23,357    4.31       18,886    3.59     18,377    3.23
Consumer loans:
 Mobile home ...................        990   0.22       1,166   0.24       1,374    0.25        2,056   0.39       3,446    0.61
 Automobiles ...................      5,106   1.16       6,809   1.38       7,789    1.44        6,599   1.26       7,117    1.25
 Equity lines of credit ........     18,655   4.23      21,081   4.27      23,009    4.25       22,379   4.26      24,273    4.26
 Other .........................     20,567   4.67      14,738   2.99      13,915    2.58        9,161   1.73       7,378    1.29
                                  --------- ------     ------- ------   ---------  ------    --------- ------    --------   ------
Total loans and loans
    held for sale ..............  $ 441,008 100.00%  $ 493,378 100.00%  $ 541,769  100.00%   $ 525,798 100.00%   $569,548   100.00%
                                            ======             ======              ======              ======               ======
Less:
 Loans in process ..............    (11,292)           (15,315)           (13,329)             (13,983)            (6,365)
 Deferred loan (fees) costs ....        702                354                519                  372                245
 Allowance for loan losses .....     (5,668)            (6,430)            (7,064)              (7,159)            (7,883)
                                  ---------          ---------          ---------            ---------           --------

Total loans and loans held
       for sale, net ...........  $ 424,750          $ 471,987          $ 521,895            $ 505,028           $555,545
                                  =========          =========          =========            =========            =======

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

     Coastal Federal also offers one-to-four family residential loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates approximately 1% above conforming loan rates. Loans sold to correspondents amounted to $14.8 million and $1.6 million, respectively, in fiscal 2001 and 2002. Coastal Federal sold approximately $13.7 million and $12.3 million, respectively, of mortgages in 2001 and 2002 to FHLMC. In addition, Coastal Federal securitized loans into FHLMC mortgage-backed securities of $47.2 million and $84.0 million in 2001 and 2002, respectively. The securitized mortgage-backed securities were generally sold in the secondary market within a few days of securitization.

     At September 30, 2002, approximately $261.3 million or 45.9% of the Bank's loan portfolio consisted of one-to-four family residential loans.

     Construction Loans. The Bank originates construction loans on single-family residences that generally have a term of six to twelve months for individuals or one year for builders. The individual's loans are generally tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is indexed to the prime rate as published in The Wall Street Journal or the current permanent loan rate and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

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

     At September 30, 2002, approximately $45.5 million or 8.0% of the Bank's gross loan portfolio consisted of construction loans on both residential ($15.1 million) and commercial properties ($30.4 million). Undisbursed proceeds on these loans amounted to $6.4 million at September 30, 2002.

     Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2002, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $273.4 million. At such date, the Bank had non-residential real estate loans outstanding of $202.1 million compared to $137.3 million at September 30, 2001. During fiscal 2000 through 2002, the Bank opened 7 offices. The Bank hired commercial lending officers to lead many of these offices and intends to have commercial officers leading a majority of its banking offices. As a result of this focus, the Bank has approximately doubled the number of its commercial lending officers over the last two years. The Bank expects to continue to focus significant origination efforts in commercial real estate and commercial lending. It is expected that the Bank's commercial real estate loans will continue to comprise the most significant portion of the Bank's loan growth in future years.

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

     Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry County, Georgetown County, South Carolina and Brunswick and New Hanover Counties, North Carolina. Additionally, the Bank has, on a limited basis, originated commercial real estate loans secured by properties located in other parts of North and South Carolina.

     Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $42.2 million, or 7.4% of the total loan portfolio, at September 30, 2002.

     Coastal Federal offers consumer loans in order to provide a wider range of financial services to its customers. These loans also have a shorter term and normally higher interest rates than residential real estate loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets which may depreciate rapidly, such as automobiles, boats and other moving vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, a change in family status such as divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount recoverable on such loans. Such loans may also give rise to claims and defenses by the borrower against Coastal Federal as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

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

     Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms that generally do not exceed one year. The majority of these loans have interest rates that adjust with changes in the prime rate as published in The Wall Street Journal. The Bank's non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2002, the Bank had $18.4 million outstanding in commercial business loans, which represented approximately 3.2% of its loan portfolio.

     Commercial business lending is inherently riskier than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of such collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete, of limited use, or have limited marketability, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and potentially insufficient source of repayment.

Loan Maturity

     The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity including scheduled payments and potential prepayments. Prepayment estimates used are based on the OTS NPV Model prepayment functions. Specific prepayment speeds applied to loans are a function of their underlying coupons, lifetime rate caps and maturities. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.


                                                       More than
                                                       One Year
                                          One Year     Through     More than
                                          or Less     Five Years  Five Years   Totals
                                          -------     ----------  ----------   ------
                                                         (In thousands)
First mortgage loans ................    $ 161,588     $124,901    $13,986    $300,475
Other residential and
   non-residential...................      185,808        9,169      7,140     202,117
Equity lines of credit ..............       24,219           54         --      24,273
Consumer loans ......................        8,549        9,392         --      17,941
Commercial loans ....................       11,833        6,544         --      18,377
                                           -------      -------    -------     -------
       Total loans ..................    $ 391,997     $150,060    $21,126    $563,183
                                         =========     ========    =======
Less:
   Deferred loan (fees) costs .......                                              245
   Allowance for loan losses ........                                           (7,883)
                                                                                ------
       Total loans, net .............                                         $555,545
                                                                              ========


     The following table sets forth the dollar amount of all loans expected to be repaid after one year at September 30, 2002 which have fixed interest rates and those which have floating or adjustable interest rates.


                                      Fixed       Floating or
                                      Rates    Adjustable Rates     Totals
                                      -----    ----------------     ------
                                                (In thousands)

First mortgage loans........        $ 77,534        $61,353        $138,887
Other residential and
    non-residential ........          16,309             --          16,309
Equity lines of credit .....              --             54              54
Consumer loans .............           7,640          1,752           9,392
Commercial loans ...........           6,544             --           6,544
                                     -------        -------         -------
       Total loans .........        $108,027        $63,159        $171,186
                                    ========        =======        ========

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals and from real estate brokers. Commercial real estate loan applications also are obtained by direct solicitation by loan officers.

     Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All loan applications over $1 million require the approval by a member or members, depending on loan size, of the Bank's Internal Loan Committee, Director Gerald and Executive Vice Presidents Rexroad and Stalvey. All loan applications greater than $2.5 million require the approval of the Bank's Loan Committee that consists of Directors Clemmons, Gerald, Thompson and Executive Vice Presidents Rexroad and Stalvey. All first mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance, generally must be approved by a member of the Bank's Internal Loan Committee.

     The Bank's general policy is to obtain a title insurance policy insuring that the Bank has a valid lien on the mortgaged real estate and that the property is free of encumbrances. Borrowers must also obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency, obtain paid flood insurance policies. It is the policy of Coastal Federal to require flood insurance for the full insurable value of the improvements for any such loan located in a designated flood hazard area. Borrowers on loans which exceed 80% of the value of the security property are also required to advance funds on a monthly basis, with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums. In cases of flood insurance, it is the Bank's policy to generally require escrow on these premiums regardless of the loan-to-value ratio.

     Residential Mortgage Loan Originations, Purchases and Sales. The Bank is qualified to service loans for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 2002, the Bank was servicing loans sold to others with a principal balance of approximately $192.1 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. At September 30, 2002, the Bank's consolidated loan portfolio included purchased loans of approximately $12.6 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                                                         Year Ended September 30,
                                                                             ------------------------------------------------
                                                                                 2000             2001              2002
                                                                                 ----             ----              ----
                                                                                             (In thousands)
Loans receivable, net, at the beginning
    of the period ....................................................        $ 471,987         $ 521,895         $ 505,028
                                                                              ---------         ---------         ---------

Loans originated:
   Construction ......................................................           68,799            66,769           100,717
     Residential .....................................................          120,961           106,043           192,095
     Nonresidential & commercial business ............................           39,899            83,463            67,951
   Land ..............................................................            6,103            23,665            43,819
   Consumer ..........................................................           11,434            16,134            13,626
                                                                              ---------         ---------         ---------
         Total loans originated ......................................          247,196           296,074           418,208
                                                                              ---------         ---------         ---------

Loans purchased, primarily single
family residential mortgages .........................................            4,027                20               233
                                                                              ---------         ---------         ---------

Loans sold ...........................................................          (33,695)          (28,541)          (13,907)
                                                                              ---------         ---------         ---------

Loan principal repayment and other ...................................         (139,900)         (233,653)         (268,120)
                                                                              ---------         ---------         ---------

Sale of loans, related to the sale of the Florence office ............          (10,897)               --                --

Securitization of mortgage loans .....................................          (14,894)          (47,157)          (83,982)

Other ................................................................           (1,929)           (3,610)           (1,915)
                                                                              ---------         ---------         ---------

Loans receivable, net, at end of period ..............................        $ 521,895         $ 505,028         $ 555,545
                                                                              =========         =========         =========

     Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option. Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 2002, the Company had residential loan origination commitments of approximately $28.8 million, home equity loans and consumer lines of credit of $37.2 million, commercial lines of credit of $1.3 million, standby letters of credit of $4.0 million and unused business and personal credit card lines of $11.4 million.

     Loan Origination and Other Fees. Coastal Federal may receive loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. In certain circumstances, Coastal Federal allows the purchaser to reduce the rate of interest by the payment of points at the customers' options. Fees on long-term commercial real estate and residential construction loans vary with loan type.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.


                                                                              At September 30, 2002
                                                         -------------------------------------------------------------
                                                            1998        1999          2000        2001         2002
                                                            ----        ----          ----        ----         ----
                                                                                   (Dollars in thousands)
Loans accounted for on a
  nonaccrual basis:
    Real estate -
      Residential ..................................      $  222       $1,097       $2,080       $1,554       $  785
      Commercial ...................................          --          267        2,478        1,185           18
    Commercial business ............................       1,962           --           --          322        2,423
    Consumer .......................................          73           67          224          193          288
                                                          ------       ------       ------       ------       ------
           Total ...................................       2,257        1,431        4,782        3,254        3,514
                                                          ------       ------       ------       ------       ------

Accruing loans which are
  contractually past due
  90 days or more:
  Real estate -
    Residential ....................................          --           --           --           --           --
    Commercial .....................................          --           --           --           --           --
  Commercial business ..............................          --           --           --           --           --
  Consumer .........................................          --           --           --           --           --
                                                          ------       ------       ------       ------       ------
              Total ................................          --           --           --           --           --
                                                          ------       ------       ------       ------       ------

Restructured loans .................................          --          418          419        1,693          970
Real estate owned ..................................          35           96          867        2,363        1,046
Other nonperforming assets .........................          --           --           --           --           --
                                                          ------       ------       ------       ------       ------
Total nonperforming assets .........................      $2,292       $1,945       $6,068       $7,310       $5,530
                                                          ======       ======       ======       ======       ======
Total nonaccrual loans to
  net loans ........................................        0.54%        0.30%        0.92%        0.64%        0.63%

Total nonaccrual loans to
  total assets .....................................        0.35%        0.20%        0.62%        0.43%        0.37%

Total nonperforming assets
  to total assets ..................................        0.36%        0.27%        0.79%        0.96%        0.58%

Total nonperforming assets,excluding restructured...
loans which are generally performing under the
restructured terms, to total
assets .............................................        0.36%        0.21%        0.73%        0.74%        0.48%


     In fiscal years 2000, 2001 and 2002, interest income which would have been recorded was approximately $220,000, $377,000 and $301,000, respectively, had nonaccruing loans been current in accordance with their original terms. At September 30, 2001, impaired loans totaled $3.4 million. There were $3.2 million in impaired loans at September 30, 2002. Included in the allowance for loan losses at September 30, 2001 was $281,000 related to impaired loans compared to $194,000 at September 30, 2002. The average recorded investment in impaired loans for the year ended September 30, 2001 was $3.6 million compared to $3.1 million for the year ended September 30, 2002. Interest income recognized on impaired loans in fiscal 2001 was $120,000. Interest income recognized on impaired loans in fiscal 2002 was $36,000.

     The allowance for uncollectible interest which is netted against accrued interest receivable totaled $323,000 and $349,000 at September 30, 2001 and 2002, respectively.

     The OTS has adopted various changes in its regulations regarding problem assets. OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also have a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     Coastal Federal had three individually classified assets in excess of $950,000 as of September 30, 2002. At that date, classified assets amounted to $22.2 million ($11.5 million substandard; $179,000 doubtful; and $10.5 million special mention). Substandard assets consist primarily of twenty three loans with aggregate balances of approximately $8.1 million at September 30, 2002. The largest amount to any one borrower was $1.1 million. Special mention assets consist primarily of twenty loans with aggregate balances of approximately $9.0 million at September 30, 2002.

     Allowance for Loan Losses. The adequacy of the allowance is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level of reserves sufficient to absorb probable losses inherent in the portfolio. The methodology employed for this analysis considers historical loan loss experience, the results of loan reviews, current economic conditions, and other qualitative and quantitative factors that warrant current consideration in determining an adequate allowance.

     The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment's range of probable loss levels.

     Certain nonperforming loans are individually assessed for impairment under SFAS 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

     The general allocation also includes a component for probable losses inherent in the portfolio, based on management's analysis, that are not fully captured elsewhere in the allowance. This component serves to address the inherent estimation and imprecision risk in the methodology as well as address management's evaluation of various factors or conditions not otherwise directly measured in the evaluation of the general and specific allocations. Such factors or conditions may include evaluation of current general economic and business conditions; geographic, collateral, or other concentrations; system, procedural, policy, or underwriting changes; experience of lending staff; entry into new markets or new product offerings; and results from internal and external portfolio examinations.

     The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio.

     Assessing the adequacy of the allowance is a process that requires considerable judgment. Management's methodology and judgments are based on the information currently available and includes numerous assumptions about current events, which are believed to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. Management believes that the current level of the allowance for loan losses is presently adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

     The allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

     The Company established provisions for loan losses for the year ended September 30, 2000, 2001 and 2002, of $978,000, $955,000 and $1.2 million, respectively. For the years ended September 30, 2000, 2001 and 2002, the Company had net charge-offs of $319,000, $860,000 and $511,000, respectively. Net charge-offs as a percentage of average outstanding loans were .06%, .17%, and ..10% for fiscal years ended 2000, 2001, and 2002. At September 30, 2002, the Company had an allowance for loan losses of $7.9 million, which was 1.42% of net loans.

See "Management's Discussion and Analysis - Non-Performing Assets" in the 2002 Annual Report to Stockholders attached hereto and incorporated by reference.

     Loan Loss Allowance Analysis

     The following table sets forth analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.


                                                      Year Ended September 30,
                                    ------------------------------------------------------------
                                     1998         1999          2000          2001        2002
                                     ----         ----          ----          ----        ----
                                                       (Dollars in thousands)
Allowance at beginning of
  period .....................      $4,902       $5,668       $ 6,430        $7,064       $7,159
Allowance recorded on
  acquired loans .............         109          112            50            --           --
Sale of Florence office loans           --           --           (75)           --           --
Provision for loan losses ....         865          750           978           955        1,235
                                    ------       ------       -------        ------       ------
Recoveries:
   Residential real estate ...           7          184            12             3            4
   Commercial real estate ....           1           13            --            --           --
   Real estate construction ..          --           --            --            --           --
   Consumer ..................          56           55            65            57           62
                                    ------       ------       -------        ------       ------
      Total recoveries .......          64          252            77            60           66
                                    ------       ------       -------        ------       ------

Charge-offs:
   Residential real estate ...          28           15            28           167           --
   Commercial real estate ....          17            8            --           226           90
   Real estate construction ..          --           --            --            --           --
   Consumer ..................         227          329           368           527          487
                                    ------       ------       -------        ------       ------
      Total charge-offs ......         272          352           396           920          577
                                    ------       ------       -------        ------       ------
      Net charge-offs ........         208          100           319           860          511
                                    ------       ------       -------        ------       ------
Allowance at end of period ...      $5,668       $6,430       $ 7,064        $7,159       $7,883
                                    ======       ======       =======        ======       ======

Ratio of allowance to net
  loans outstanding at the
  end of the period ..........        1.33%        1.36%         1.35%         1.42%        1.42%

Ratio of net charge-offs
  to average loans outstanding
  during the period ..........        0.05%        0.02%         0.06%         0.17%        0.10%


Loan Loss Allowance by Category

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                             September 30,
                         -------------------------------------------------------------------------------------------
                                    1998                         1999                           2000
                         --------------------------- ------------------------------ --------------------------------
                                 As a %    Loan Type          As a %      Loan Type            As a %      Loan Type
                                 of out-   As a %             of out-     As a %               of out-     As a %
                                 standing  of out-            standing    of out-              standing    of out-
                                 loans in  standing           loans in    standing             loans in    standing
                         Amount  category  loans     Amount   category    loans     Amount     category    loans
                         ------  --------  -----     ------   --------    -----     ------     --------    -----
                                                            (Dollars in thousands)
Real Estate - mortgage
   Residential .......   $1,375   0.47%    67.60%    $1,747    0.56%      66.01%     $2,081      0.60%      66.53%
   Commercial ........    3,685   3.30     28.52      4,191    3.04       29.18       4,719      3.01       30.07
   Consumer ..........      608   2.82      6.08        492    2.17        4.81         264      1.49        3.40
                          -----           ------     ------              ------      ------                ------
   Total Allowance for
     loan losses         $5,668   1.33%   100.00%    $6,430    1.36%     100.00%     $7,064      1.35%     100.00%
                         ======           ======     ======              ======      ======                ======




                                                    September 30,
                         ----------------------------------------------------------------
                                       2001                          2002
                           ----------------------------- --------------------------------
                                     As a %    Loan Type            As a %      Loan Type
                                     of out-   As a %               of out-     As a %
                                     standing  of out-              standing    of out-
                                     loans in  standing             loans in    standing
                           Amount    category  loans      Amount    category    loans
                           ------    --------  -----      ------    --------    -----
                                            (Dollars in thousands)
Real Estate - mortgage
   Residential .......     $2,148      0.65%    65.55%    $2,272      0.72%      57.08%
   Commercial ........      4,893      3.13     30.92      5,273      2.39       39.69
   Consumer ..........        118      0.66      3.53        338      1.88        3.23
                           ------              ------     ------                ------
   Total Allowance for
     loan losses           $7,159      1.42%   100.00%    $7,883      1.42%     100.00%
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

     Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO Committee"). The ALCO Committee meets quarterly and consists of Directors Creel, Bishop, Thompson, Clemmons and Gerald, and Executive Vice Presidents Graham, Rexroad, Douglas, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2002, the Bank's investment portfolio had a market value of approximately $333.8 million. The investment securities portfolio consisted primarily of mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

     At September 30, 2002, Coastal Federal did not own any securities, other than those disclosed in the following table, that had an aggregate book value in excess of 10% of its retained earnings at that date.

Securities Analysis

     The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.

                                                        September 30,
                          -------------------------------------------------------------------------
                                   2000                     2001                     2002
                          -----------------------  -----------------------   ----------------------
                          Amortized    Percent of  Amortized    Percent of   Amortized   Percent of
                          Cost(1)      Portfolio   Cost(1)      Portfolio    Cost(1)     Portfolio
                          -------      ---------   -------      ---------    -------     ---------
                                                   (Dollars in thousands)
U.S. Government agency
Securities:
   FHLMC .............    $2,858        32.99%     $1,893        100.00%           --            --
   FHLB ..............     3,077        35.52%         --            --        $1,998        100.00%
   FNMA ..............     1,235        14.26%         --            --            --            --
   Federal Farm Credit
   Bond ..............        --           --          --            --            --            --
   Federal Agric Mtg .
   Association .......     1,499        17.23%         --            --            --            --
                           -----        -----       -----         -----         -----         -----

         Total .......    $8,669       100.00%     $1,893        100.00%       $1,998        100.00%
                          ======       ======      ======        ======        ======        ======


(1) The market value of the Bank's investment securities portfolio amounted to $8.5 million, $2.0 million and $2.0 million at September 30, 2000, 2001 and 2002, respectively.

     The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 2002.


                                   One Year         More than One         More than Five           More than
                                   or Less          to Five Years          to Ten Years            Ten Years
                               --------------      ---------------       -----------------      ----------------
                               Amount   Yield      Amount    Yield       Amount      Yield      Amount     Yield
                               ------   -----      ------    -----       ------      -----      ------     -----
                                                            (Dollars in thousands)
U.S. Government agency
securities:
   FHLMC .................    $   --      --%     $    --      --%           --         --    $   --         --%
   FHLB ..................        --      --           --      --        $1,998       6.35%       --         --
   FNMA ..................        --      --           --      --            --         --        --         --
   Federal Farm
   Credit Bond ...........        --      --           --      --            --         --        --         --
   Federal Agric Mtg......
   Association ...........        --      --           --      --            --         --        --         --
                              ------    ----      -------    ----        ------       ----    ------       ----
         Total ...........    $   --      --%     $    --      --%       $1,998       6.35%   $   --         --%
                              ======    ====      =======    ====        ======       ====    ======       ====

     The following table sets forth Coastal Federal's mortgage-backed securities portfolio, at amortized cost, at the dates indicated.


                                                                           September 30,
                                     ----------------------------------------------------------------------------------------
                                                2000                          2001                            2002
                                     -------------------------    ---------------------------   -----------------------------
                                     Amortized      Percent of    Amortized       Percent of    Amortized         Percent of
                                     Cost(1)        Portfolio     Cost(1)         Portfolio     Cost(1)           Portfolio
                                     ----------     ----------    ----------      -----------   -----------       -----------
                                                                      (Dollars in thousands)
Mortgage-backed Securities:.....
      FHLMC ....................      $ 19,191       10.02%       $ 12,223           6.61%       $ 57,628          17.87%
      FNMA .....................       122,665       64.03         123,271          66.64         206,448          64.01
      GNMA .....................        18,698        9.76          20,630          11.15          22,139           6.86
      CMO ......................        31,023       16.19          28,856          15.60          36,320          11.26
                                       -------      ------         -------         ------         -------         ------
           Total ...............      $191,577      100.00%       $184,980         100.00%       $322,535         100.00%
                                      ========      ======        ========         ======        ========         ======



(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $189.2 million, $190.6 million and $331.8 million at September 30, 2000, 2001 and 2002, respectively.



     The following table sets forth the maturities and weighted average yields of the securities, at amortized cost, at September 30, 2002.


                                       One Year       More than One         More than Five          More than
                                        or Less       to Five Years          to Ten Years           Ten Years
                                    ---------------   --------------      -----------------    ------------------
                                    Amount   Yield    Amount   Yield      Amount      Yield     Amount      Yield
                                    ------   -----    ------   -----      ------      -----     ------      -----
                                                             (Dollars in thousands)
Mortgage-backed
Securities
      FHLMC ..................      $ --      --%      $ --      --%      $   --        --%    $ 57,628     6.13%
      FNMA ...................        --      --         --      --        3,311      4.17      203,137     6.43
      GNMA ...................        --      --         --      --           --        --       22,139     6.76
      CMO ....................        --      --         --      --        2,157      7.00       34,163     6.38
                                    ----    ----       ----    ----        -----      ----      -------     ----
           Total .............      $ --      --%      $ --      --%      $5,468      5.29%    $317,067     6.39%
                                    ====    ====       ====    ====        =====      ====     ========     ====

Service Corporation Activities

     Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers," which was incorporated in 1970 under the laws of South Carolina. Coastal Mortgage Bankers is not active in any real estate operations.




                                                        -------------------
                                                          COASTAL FEDERAL
                                                        -------------------
                                                                 |              ------------------
                                                                 |              COASTAL FEDERAL(1)
                                                                 |                    HOLDING
                                                                 | -------------    CORPORATION
                                                                 |              ------------------
                                                                 |                       |
                                                                 |                       |
                                                                 |              ------------------
                                                                 |                 COASTAL REAL
                                                                 |               ESTATE INVESTMENT
                                                                 |                  CORPORATION
                                                        -------------------    -------------------
                                                          COASTAL MORTGAGE
                                                              BANKERS*
                                                        -------------------
                                                                 |
                                                                 |
     -----------------------------------------------------------------------------------------------------------------
      |                                 |                       |                      |                       |
      |                                 |                       |                      |                       |
----------------------    --------------------------    -------------------    -----------------      ----------------------
   North Beach                   Shady Forest               Sherwood                 Ridge               501 Development
                                  Development              Development            Development
Investments, Inc.*               Corporation*              Corporation*           Corporation*             Corporation*
----------------------    --------------------------    -------------------    -----------------      ----------------------


*    Inactive

(1) First tier operating subsidiary of Coastal Federal Bank consolidated with Coastal Federal Bank for regulatory reporting.

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

     On June 25, 1998, Coastal Federal Holding Corporation was incorporated in the state of Delaware. CFHC is a wholly owned subsidiary of Coastal Federal Bank and is a passive investment company. All of CFHC's consolidated operating activities are consolidated into Coastal Federal Bank. CFHC engages in the management of its investment in CREIC and the management of the related dividends received on that investment.

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

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                             At September 30,
                                   -------------------------------------------------------------------------------------------------
                                                2000                              2001                            2002
                                   -------------------------------------------------------------------------------------------------
                                              Percent     Increase               Percent    Increase             Percent   Increase
                                    Amount    of Total   (Decrease)   Amount     of Total  (Decrease)   Amount   of Total (Decrease)
                                    ------    --------   ----------   ------     --------  ----------   ------   -------------------
                                                                           (Dollars in thousands)
Transaction accounts:
     NOW checking ..............  $  48,945    12.05%   $  (1,829)  $  55,926     10.54%   $   6,981  $  67,381   10.58%   $11,455
     Commercial checking .......     35,214     8.67       (2,042)     49,098      9.26       13,884     63,003    9.89     13,905
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------

Total transaction accounts .....     84,159    20.72       (3,871)    105,024     19.80       20,865    130,384   20.47     25,360
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------

Money market demand accounts ...    120,133    29.57      (18,055)    193,631     36.51       73,498    212,924   33.42     19,293
Savings accounts ...............     36,205     8.91       (3,007)     33,317      6.28       (2,888)    39,092    6.13      5,775

Fixed-rate certificates
   (original maturity):
     3 months ..................      3,695     0.91         (745)      3,689      0.70           (6)     4,968    0.78      1,279
     6 months ..................     62,377    15.36       39,010      47,126      8.89      (15,251)    90,177   14.15     43,051
     9 months ..................      3,211     0.79       (2,009)     30,180      5.69       26,969     17,613    2.76    (12,567)
     12 months .................     32,650     8.04       (5,303)     44,866      8.46       12,216     57,206    8.98     12,340
     18 months .................     24,520     6.04        8,504      31,638      5.97        7,118     30,994    4.87       (644)
     24 months .................     18,073     4.45       (1,031)     25,120      4.74        7,047     27,939    4.39      2,819
     30 months .................      8,620     2.12       (5,057)      2,751      0.52       (5,869)     3,041    0.48        290
     36 months .................      3,275     0.81       (1,347)      2,294      0.43         (981)    11,580    1.82      9,286
     48 months .................      4,821     1.19          (49)      6,586      1.24        1,765      7,936    1.25      1,350
     96 months .................         33     0.01            2          18      0.00          (15)        19    0.00          1
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------
                                    161,275    39.70       31,975     194,268     36.64       32,993    251,473   39.48     57,205
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------

Variable rate certificates:
   (original maturity)
     12 months .................         --     0.00           --          --      0.00           --        163    0.02        163
     18 months .................      2,287     0.56         (429)      2,146      0.40         (141)     1,471    0.23       (675)
     30 months .................      2,158     0.53          (69)      1,978      0.37         (180)     1,574    0.25       (404)
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------
Total variable .................      4,445     1.09         (498)      4,124      0.77         (321)     3,208    0.50       (916)
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------

Total certificates .............    165,720    40.80       31,477     198,392     37.41       32,672    254,681   39.98     56,289
                                  ---------   -------   ----------  ---------    ------    ---------  ---------  ------    -------

Total deposits .................  $ 406,217   100.00%   $   6,544   $ 530,364    100.00%   $ 124,147  $ 637,081  100.00% $ 106,717
                                  =========   ======    =========   =========    ======    =========  =========  ======  =========

Time Deposits by Maturity and Rate

     The following table sets forth the amount and maturities of time deposits at September 30, 2002.

                                                           Amount Due
                               -----------------------------------------------------------------------------
                               Less Than        1-2           2-3           3-4           After
           Rate                One Year        Years         Years         Years         4 Years       Total
           ----                --------        -----         -----         -----         -------       -----
                                                        (In thousands)

0.00 - 5.99% ............      $188,707      $ 25,769      $ 18,519      $  5,444           $--      $238,439
6.00 - 8.00% ............        12,663         1,278         1,792             6            19        15,758
8.01 - 10.00%............            --           437            47            --            --           484
                               --------      --------      --------      --------      --------      --------

      Total .............      $201,370      $ 27,484      $ 20,358      $  5,450      $     19      $254,681
                               ========      ========      ========      ========      ========      ========


     The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2002.


                                                          Amount Due
-----------------------------------------------------------------------------------------------------------------
         Within                 Over 3                      Over 6                  Over 12             Total
        3 Months            through 6 months           through 12 months            Months
-----------------------------------------------------------------------------------------------------------------
                                                        (In thousands)
        $37,605                $ 23,891                    $11,208                  $14,326           $ 87,030
        =======                ========                    =======                  =======           ========


     In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal.

     Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans. At September 30, 2002, Coastal Federal had advances totaling $189.7 million from the FHLB of Atlanta due on various dates through 2012 with a weighted average interest rate of 4.61%.
Certain of these advances are subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

     The FHLB of Atlanta functions as a central reserve bank providing credit for financial institutions and certain other member financial institutions. As a member, Coastal Federal is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its mortgage loans, certain commercial real estate loans, and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB of Atlanta determines specific lines of credit for each member institution.

     In addition to the borrowing described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2002, the Bank had $30.0 million in broker repurchase agreements. The Bank has also offered repurchase agreements to its customers that are borrowings collateralized by underlying government securities. At September 30, 2002, the Bank had $4.1 million outstanding in customer repurchase agreements.

     The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:


                                                                 At September 30,
                                                     -----------------------------------------
                                                       2000           2001          2002
                                                     -----------------------------------------
                                                              (Dollars in thousands)
Outstanding balance:
   Securities sold under agreements............
      to repurchase:
      Customer ................................      $  3,825       $  3,703       $  4,070
      Broker ..................................        72,033         15,000         30,000
   Short-term FHLB advances (1) ...............       116,476         46,400        110,350

Weighted average rate paid on:
   Securities sold under agreements
      to repurchase:
      Customer ................................          5.75%          3.36%          1.37%
      Broker ..................................          6.59           2.97           1.84
   Short-term FHLB advances (1) ...............          6.68           5.13           4.52

Maximum amount of borrowings outstanding
   At any month end:
   Securities sold under agreements
      to repurchase:
      Customer ................................      $  4,196       $  3,726       $  5,625
      Broker ..................................       122,700         67,099         30,000
   Short-term FHLB advances (1) ...............       154,546        138,946        110,350

Approximate average short-term borrowings
   outstanding with respect to:
   Securities sold under agreements
      to repurchase:
      Customer ................................      $  2,826       $  2,361       $  3,600
      Broker ..................................       107,737         45,461         15,007
   Short-term FHLB advances (1) ...............       127,458         50,884         59,243

Weighted average rate paid on:
   Securities sold under agreements
      to repurchase:
      Customer ................................          4.10%          3.73%          1.58%
      Broker ..................................          6.38           5.65           2.39
   Short-term FHLB advances (1) ...............          6.68           5.90           4.52


(1) Short-term FHLB advances include various advances which are subject to call by FHLB.

Competition

     As of June 30, 2002, Coastal Federal held the largest share of deposits, a 15.4% share, in Horry County, S.C. according to the Federal Deposit Insurance Corporation. Coastal Federal also held an 11.3% share in Brunswick County, N.C. and a 1.6% share in Wilmington, N.C. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 89 offices of other financial institutions in Horry County, 29 offices in Brunswick County and 57 offices in Wilmington. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.


Personnel

     As of September 30, 2002, the Company had 265 full-time Associates and 25 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.


                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Acquisition of the Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.


Federal Savings Institution Regulation

     Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital

(which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure were subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The Office of Thrift Supervision deferred implementation of the interest rate risk capital charge and repealed the interest rate risk component in May 2002, concluding that it was unnecessary in light of other tools available to measure and control interest rate risk. At September 30, 2002, the Bank met each of its capital requirements. See Note 13 of the Notes to Consolidated Financial Statements for further information.

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift
Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     The Bank's average assessment rate for the fiscal year 2002 was 1.75 basis points and the premium paid for this period was $93,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing

Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2002, FICO payments for Savings Association Insurance Fund members approximated 1.79 basis points of assessable deposits.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2002, the Bank's limit on loans to one borrower was $10.3 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $7.5 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, the Bank maintained 88.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2002 totaled $157,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.


Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2002 of $10.6 million.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

     Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to Note 11 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2002.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Generally, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses).

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

     State Income Taxation. South Carolina has adopted the Code as it relates to savings and loan associations, effective for taxable years beginning after December 31, 1985. Coastal Federal is subject to South Carolina income tax at the rate of 6% and North Carolina income tax at a rate of 6.9%. This rate of tax is imposed on savings associations in lieu of the general state business corporation income tax.


     For information regarding income taxes payable by Coastal Federal, see Note 11 of the Notes to Consolidated Financial Statements.

Item 2.  Properties
-------------------

     The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 2002.


                                                           Total Investment
                                                           Including Land,      Net Book         Approximate
                                                 Year      Building, Furni-     Value as         Square           Owned/
Location                                         Opened    ture and Fixtures    Of 9/30/02       Footage          Leased
--------                                         ------    -----------------    ----------       -------          ------
                                                                         (Dollars in thousands)
Main Office
2619 Oak St.
Myrtle Beach, SC (1)                              1980        $  11,601           $5,103            25,000          Owned

Dunes Office
7500 North Kings Hwy
Myrtle Beach, SC                                  1971              842              323             2,000          Owned

North Myrtle Beach Office
521 Main Street
North Myrtle Beach, SC                            1973            1,248              646             4,100          Owned

Surfside Office
112 Highway 17 South
  & Glenns Bay Road                               1975            1,501              684             3,300          Owned
Surfside Beach, SC

Conway Office
310 Wright Boulevard                              1976            1,051              407             2,882          Owned
Conway, SC

Socastee Office
4801 Socastee Boulevard                           1981            1,008              306             2,275          Owned
Myrtle Beach, SC

Murrells Inlet Office
3348 Highway 17 South & Inlet Crossing            1986            1,142              643             3,450          Owned
Murrells Inlet, SC



                                                           Total Investment
                                                           Including Land,      Net Book         Approximate
                                                 Year      Building, Furni-     Value as         Square           Owned/
Location                                         Opened    ture and Fixtures    Of 9/30/02       Footage          Leased
--------                                         ------    -----------------    ----------       -------          ------
                                                                         (Dollars in thousands)

Waccamaw Medical Pk Office
112 Waccamaw Medical Pk Drive                     1986              613              262             1,450          Owned
Conway, SC

Sunset Beach Office
1625 Seaside Road S.W.                            1998            1,106              861             3,000          Owned
Sunset Beach, NC

Coastal Federal University Center
504 27th Avenue North                             1997            1,600              668             7,500          Owned
Myrtle Beach, SC

Conway Annex Property
1515 4th Avenue                                   1999            1,950              728            10,000          Owned
Conway, SC

Little River Office
1602 Highway 17                                   1999            1,211            1,011             2,300          Owned
Little River, SC

Bi-Lo 38th Avenue
1245 38th Avenue North                                                                                 600          Leased
Myrtle Beach, SC                                  2000              331              233

Wilmington Office
5710 Oleander Drive, Suite 209                    1999              165               97             1,400          Leased
Wilmington, NC

Carolina Forest Office
3894 Renee Drive                                  2000            1,247            1,072             3,500          Owned
Myrtle Beach, SC

Southport Office
4956-1 Long Beach Road SE                         2001              216              151             1,600          Leased
Southport, NC

Central Business District Office
109 Market Street                                                                                    1,800          Leased
Wilmington, NC                                    2001              177              146

Bi-Lo Socastee Office
5020 Dick Pond Road                               2001              282              222               486          Leased
Myrtle Beach, SC

Loris Office
4262 Main Street                                  2002               58               58             1,040          Leased
Loris, SC

Pawleys Island Office
Coastal Federal Town Center                       2002               89               73             3,150          Owned
11403 Ocean Highway
Pawleys Island, SC

Coastal Mortgage Bankers
   and Realty Co., Inc.
2619 Oak Street                                   1970                2                0               N/A          N/A
Myrtle Beach, SC


Coastal Investor Services, Inc
2619 Oak Street
Myrtle Beach, SC                                  1987              127               16               N/A          N/A




(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

     The net book value of the Company's investment in office, properties and equipment totaled $13.7 million at September 30, 2002. See Note 6 of the Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

     The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002 ("Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
         -----------------------

     The information contained in the section captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about
          ----------------------------------------------
                     Market Risk
                     -----------

     The information contained in the section captioned "Interest Rate Risk Disclosure" in the Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
                  Accounting and Financial Disclosure
                  -----------------------------------

     The registrant has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Bank's 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company and the Bank are elected annually by the respective Boards of Directors and hold office until their successors have been elected and qualified or until they are removed from office.



Executive Officers of the Registrant
------------------------------------
Name, Age and Position                    Business Experience
----------------------                    -------------------

Michael C. Gerald, 53                     Mr.  Gerald has been  associated  with
President, Chief Executive                Coastal  Federal since 1974 and serves
Officer and a Director                    as  Director,   President   and  Chief
                                          Executive  Officer of the  Corporation
                                          and Bank.  Mr.  Gerald  also serves as
                                          Director  and   President  of  Coastal
                                          Mortgage  Bankers  &  Realty  Company,
                                          Inc., and as Director and President of
                                          Coastal    Real   Estate    Investment
                                          Corporation.  He  currently  serves on
                                          the  Board  of   Visitors  of  Coastal
                                          Carolina  University's  Wall School of
                                          Business,  the Board of  Directors  of
                                          the Waccamaw Community Foundation, the
                                          Board  of  Directors  of  the  Coastal
                                          Education  Foundation,  the Session of
                                          the  First   Presbyterian   Church  of
                                          Myrtle  Beach,  the Board of Directors
                                          of   the   South   Carolina    Bankers
                                          Association, the Board of Directors of
                                          SC BancPAC  and the Board of  Advisors
                                          of  the   USC   Business   Partnership
                                          Foundation.

Jimmy R. Graham, 54,                      Mr.  Graham  serves as Executive  Vice
Executive Vice President and              President   and   Chief    Information
Chief Information Officer                 Officer of Coastal Federal. Mr. Graham
                                          serves as Executive  Vice President of
                                          Coastal Financial Corporation.  He has
                                          been  associated  with the bank  since
                                          1977.





Jerry L. Rexroad, CPA, 42,                Mr.  Rexroad  joined  the  Company  in
Executive Vice President and              April  1995  and  is  Executive   Vice
Chief Financial Officer                   President and Chief Financial  Officer
                                          of   Coastal   Federal   and   Coastal
                                          Financial  Corporation.   Mr.  Rexroad
                                          also  serves  as the  Chief  Financial
                                          Officer  and a  Director  for  Coastal
                                          Mortgage  Bankers  &  Realty  Company,
                                          Inc., Coastal Investments Corporation,
                                          and Coastal Federal Mortgage,  Coastal
                                          Real Estate Investment Corporation and
                                          President of Coastal Federal  Holdings
                                          Corporation.  He  currently  serves on
                                          the   Junior   Achievement   Board  of
                                          Directors  of  Horry  County.  He is a
                                          Past   Chairman   of  the   Board   of
                                          Directors  for Junior  Achievement  of
                                          Horry County as well as Past  Chairman
                                          of the Board of  Directors  for Junior
                                          Achievement of Greenville. Mr. Rexroad
                                          is   a    Director    of    PowerHouse
                                          Ministries,  Inc.  and Chairman of the
                                          Board  of  Deacons  at  Grand   Strand
                                          Baptist  Church.  He  is  a  certified
                                          public accountant,  and is a member of
                                          the AICPA and SCACPA. Prior to joining
                                          the Company, Mr. Rexroad was a partner
                                          with KPMG LLP where he was  partner in
                                          charge of the  Financial  Institutions
                                          practice in South Carolina.


Phillip G. Stalvey, 46,                   Mr.    Stalvey   is   Executive   Vice
Executive Vice President                  President  and Sales Group  Leader for
and Banking Group Leader                  the  Bank.   He  also   serves  as  an
                                          Executive   Vice   President   of  the
                                          Corporation   and  is  a  director  of
                                          Coastal  Federal  Mortgage and Coastal
                                          Investor  Services,  Inc.  He has been
                                          associated  with  Coastal  Federal for
                                          the past 20 years.  In  addition,  Mr.
                                          Stalvey  is a member  of the  Florence
                                          Stake Presidency with his Church and a
                                          member of the  Myrtle  Beach Air Force
                                          Base Redevelopment Authority.



Steven J. Sherry, 51                      Mr. Sherry is Executive Vice President
Executive Vice President and              and  Director  of  Marketing  for  the
Director of Marketing                     Bank. He also serves as Executive Vice
                                          President and Chief Marketing  Officer
                                          for Coastal Financial Corporation. Mr.
                                          Sherry   is  a  member   of  the  Bank
                                          Marketing   Association  and  the  ABA
                                          Marketing  Network.  He is active with
                                          Horry County  United Way and serves on
                                          the Executive Board of the Franklin G.
                                          Burroughs-Simeon B. Chapin Art Museum.
                                          Mr. Sherry holds numerous  achievement
                                          awards for marketing and advertising.


Susan J. Cooke, 52                        Ms. Cooke is Senior Vice President and
Vice President and                        Corporate    Secretary   for   Coastal
Corporate Secretary                       Federal  and  for  Coastal   Financial
                                          Corporation,  Corporate  Secretary for
                                          Coastal   Mortgage  Bankers  &  Realty
                                          Company,  Inc.,  and Coastal  Investor
                                          Services,  Inc.  Ms.  Cooke  has  been
                                          employed  with  Coastal   Federal  for
                                          fifteen years.  She is a member of the
                                          American    Society    of    Corporate
                                          Secretaries,  Inc.  and  the  National
                                          Association for Female Executives.




Robert D. Douglas, 43                     Mr. Douglas joined the  corporation in
Executive Vice President                  June 1994 and serves as Executive Vice
Human Resources/Coastal                   President  of  the  Bank  and  Coastal
Federal University Group                  Financial  Corporation.  He  currently
                                          serves  on  the   Myrtle   Beach  Area
                                          Chamber   of   Commerce   Governmental
                                          Affairs   Committee.   He   previously
                                          served  as   Chairman   of  the  Human
                                          Resources Committee.  He has served on
                                          various  advisory  committees  for the
                                          Horry    County   Drug   and   Alcohol
                                          Commission,  and  the  South  Carolina
                                          Employment    Security     Commission,
                                          Coastal  Carolina and Horry Georgetown
                                          Technical College.



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

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
                     Management
                     ----------

          (a)  Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

          (b)  Security Ownership of Management

               Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

          (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

          (d)  Equity Compensation Plan Information as of September 30, 2002:

------------------------------ -------------------------------- ------------------------------- --------------------------------
                                 Number of securities to be                                      Number of securities remaining
                                   issued upon exercise of        Weighted-average price of       available for future issuance
                                outstanding options, warrants   outstanding options, warrants       under equity compensation
             Plan Category              and rights                       and rights                plans (excluding securities
                  (a)                      (b)                             (c)                      reflected in column (a))
                                                                                                               (d)
------------------------------ -------------------------------- ------------------------------- --------------------------------
Equity compensation plans
approved by security holders              1,234,207                         $8.18                           454,559
------------------------------ -------------------------------- ------------------------------- --------------------------------
Equity compensation plans not
approved by security holders                 N/A                             N/A                              N/A
------------------------------ -------------------------------- ------------------------------- --------------------------------
Total                                     1,234,207                         $8.18                           454,559
------------------------------ -------------------------------- ------------------------------- --------------------------------


Item 13.  Certain Relationships and Related Transactions
---------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 14. Evaluation of Disclosure Controls and Procedures and Changes in
-------------------------------------------------------------------------
         Internal Controls
         -----------------

          (a)  Evaluation of Disclosure Controls and Procedures

               The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

          (b)  Changes in Internal Controls

          The Corporation made no significant changes in its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on
------------------------------------------------------------------
                     Form 8-K
                     --------

          1.   Independent Auditors' Report(1)

          2.   All Financial Statements(1)

               (a)  Consolidated   Statements  of  Financial   Condition  as  of
                    September 30, 2001 and 2002.

               (b) Consolidated Statements of Operations for the Years Ended September 30, 2000, 2001, 2002.

               (c)  Consolidated   Statements   of   Stockholders'   Equity  and
                    Comprehensive Income for the Years Ended September 30, 2000, 2001, 2002.

               (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 2001, 2002.

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

                  (b)   Employment Agreement with Jerry L. Rexroad(2)

                  (c)   Employment Agreement with Phillip G. Stalvey(4)

                  (d)   Employment Agreement with Jimmy R. Graham(2)

                  (e)   Employment Agreement with Steven J. Sherry(5)

                  (f)   1990 Stock Option Plan(2)

                  (g)   Directors Performance Plan(3)

                  (h)   2000 Stock Option Plan(6)

                  (i)   Loan Agreement with Bankers Bank(8)

              13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002

              21        Subsidiaries of the Registrant

              23        Consent of Independent Auditors

____________________

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


                                          COASTAL  FINANCIAL CORPORATION

             Date:  December 21, 2002     By:  /s/ Michael C. Gerald
                                               --------------------------------
                                               Michael C. Gerald
                                               President/Chief Executive
                                                Officer
                                               (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:          /s/ Michael C. Gerald          By:  /s/ Jerry L. Rexroad
             ---------------------------         ----------------------------
             Michael C. Gerald                   Jerry L. Rexroad
              President/Chief Executive           Executive Vice President
              Officer And a Director              And Chief Financial Officer
              (Principal Executive                (Principal Financial and
              Officer)                            Accounting Officer)

Date:        December 21, 2002                   December 21, 2002

By:          /s/ James T. Clemmons          By:  /s/ Frank A. Thompson, II
             ------------------------            --------------------------
             James T. Clemmons                   Frank A. Thompson, II
             Chairman of the Board               Director

Date:        December 21, 2002             Date: December 21, 2002


By:          /s/ James C. Benton            By:  /s/ James P. Creel
             ------------------------            --------------------------
             James C. Benton                     James P. Creel
             Director                            Director

Date:        December 21, 2002             Date: December 21, 2002

By:          /s/ G. David Bishop            By:  /s/ James H. Dusenbury
             ------------------------            --------------------------
             G. David Bishop                     James H. Dusenbury
              Director                            Director

Date:        December 21, 2002             Date: December 21, 2002

                                  CERTIFICATION

I, Michael C. Gerald, certify that:

     1. I have reviewed this annual report on Form 10-K of Coastal Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: December 24, 2002                  /s/ Michael C. Gerald
           -----------------------             ---------------------------------
                                               Michael C. Gerald
                                               President/Chief Executive Officer

                                  CERTIFICATION


I, Jerry L. Rexroad, certify that:

     1. I have reviewed this annual report on Form 10-K of Coastal Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: December 24, 2002                 /s/  Jerry L. Rexroad
           --------------------               ---------------------
                                              Jerry L. Rexroad
                                              Executive Vice
                                              President/Chief Financial Officer