Form 10-Q
period 2002-12-31
COASTAL FINANCIAL CORP /DE
filed 2003-02-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended December 31, 2002

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

                  YES [X]                     NO [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                  YES [X]                     NO [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002.

Common Stock $.01 Par Value Per Share                         10,621,350 Shares
--------------------------------------------------------------------------------
(Class)                                                        (Outstanding)




COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

TABLE OF CONTENTS                                                                    PAGE
-----------------                                                                    ----

PART I-      Consolidated Financial Information

Item

     1.   Consolidated Financial Statements (unaudited):

          Consolidated Statements of Financial Condition as of September 30,
          2002 and December 31, 2002                                                    3

          Consolidated Statements of Operations for the three months ended
          December 31, 2001 and 2002                                                    4

          Consolidated Statements of Stockholders' Equity and Comprehensive
          Income for the three months ended December 31, 2001 and 2002                  5

          Consolidated Statements of Cash Flows for the three months ended
          December 31, 2001 and 2002                                                  6-7

          Notes to Consolidated Financial Statements                                 8-10

     2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     11-16

     3.   Quantitative and Qualitative Disclosures About                               17
          Market Risk

     4.   Controls and procedures                                                      17


Part II - Other Information

Item

     1. Legal Proceedings                                                              18

     2. Changes in Securities and Use of Proceeds                                      18

     3. Defaults Upon Senior Securities                                                18

     4. Submission of Matters to a Vote of Securities Holders                          18

     5. Other information                                                              18

     6. Exhibits and Reports on Form 8-K                                            18-19

Signatures                                                                             20

Certifications                                                                      21-22

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               September 30,      December 31,
                                                                  2002                 2002
                                                                  ----                 ----
                                                                          (Unaudited)
                                                                        (In thousands,
                                                                      except share data)
ASSETS:
Cash and amounts due from banks                                $     25,802       $      23,461
Short-term interest-bearing deposits                                     --               6,617
Investment securities available for sale                              2,014                  --
Mortgage-backed securities available for sale                       331,808             354,522
Loans receivable (net of allowance for
   loan losses of $7,883 at September 30,
   2002 and $8,282 at December 31, 2002)                            536,851             572,026
Loans receivable held for sale                                       18,694              14,726
Real estate acquired through foreclosure                              1,046               1,179
Office property and equipment, net                                   13,713              14,185
Federal Home Loan Bank stock, at cost                                10,559              10,894
Accrued interest receivable on loans                                  2,232               2,134
Accrued interest receivable on securities                             2,019               2,088
Cash value of life insurance                                             --              15,508
Other assets                                                          6,058               7,048
                                                               ------------       -------------
                                                               $    950,976       $   1,024,388
                                                               ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                       $    637,081       $     636,224
Securities sold under agreements to repurchase                       36,884              99,614
Advances from Federal Home Loan Bank                                189,669             198,868
Other borrowings                                                      2,069               2,069
Drafts outstanding                                                    2,517               1,753
Advances by borrowers for property taxes
  and insurance                                                       1,386                 101
Accrued interest payable                                              1,473               1,240
Other liabilities                                                    13,331              14,754
                                                               ------------       -------------
  Total liabilities                                                 884,410             954,623
                                                               ------------       -------------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                              - -                 - -
Common stock, $.01 par value, 15,000,000
   shares authorized; 10,587,726 shares at
   September 30, 2002 and 10,621,350 shares
   at December 31, 2002 issued and outstanding                          106                 106
Additional paid-in capital                                            9,944               9,944
Retained earnings                                                    54,954              56,982
Treasury stock, at cost (430,082 shares at
   September 30, 2002 and 396,458 shares at
   December 31, 2002)                                                (4,376)             (4,044)
Accumulated other comprehensive income,
 net of tax                                                           5,758               6,777
                                                               ------------       -------------
  Total stockholders' equity                                         66,386              69,765
                                                               ------------       -------------
                                                               $    950,796       $   1,024,388
                                                               ============       =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002

                                                                     2001                2002
                                                                     ----                ----
                                                                             (Unaudited)
                                                                           (In thousands,
                                                                         except share data)
Interest income:
   Loans receivable                                            $     10,252       $      10,112
   Investment securities                                                575                 506
   Mortgage-backed securities                                         2,473               4,087
   Other                                                                 68                  35
                                                               ------------       -------------
   Total interest income                                             13,368              14,740
                                                               ------------       -------------

Interest expense:
   Deposits                                                           3,609               3,355
   Securities sold under agreements to
     repurchase                                                         127                 304
   Advances from Federal Home Loan Bank                               1,926               2,148
                                                               ------------       -------------
   Total interest expense                                             5,662               5,807
                                                               ------------       -------------
   Net interest income                                                7,706               8,933
   Provision for loan losses                                            250                 435
                                                               ------------       -------------
   Net interest income after provision
     for loan losses                                                  7,456               8,498
                                                               ------------       -------------

Other income:
   Fees and service charges                                             768                 886
   Loss from real estate owned                                         (106)                (52)
   Gain on sales of loans held for sale                                 556                 776
   Gain on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                                     131                 214
   Other income                                                         824                 843
                                                               ------------       -------------
                                                                      2,173               2,667
                                                               ------------       -------------
General and administrative expenses:
   Salaries and employee benefits                                     3,002               3,192
   Net occupancy, furniture and fixtures
     and data processing expense                                      1,112               1,477
   FDIC insurance premium                                                23                  26
   Prepayment penalties on FHLB advances                                480               1,114
   Other expenses                                                     1,113               1,055
                                                               ------------       -------------
                                                                      5,730               6,864
                                                               ------------       -------------
Income before income taxes                                            3,899               4,301
Income taxes                                                          1,439               1,551
                                                               ------------       -------------

Net income                                                     $      2,460       $       2,750
                                                               ============       =============

Earnings per common share
   Basic                                                       $        .23       $         .26
                                                               ============       =============
   Diluted                                                     $        .23       $         .25
                                                               ============       =============

Weighted average common shares outstanding
   Basic                                                         10,664,000          10,603,000
                                                               ============       =============
   Diluted                                                       10,927,000          11,102,000
                                                               ============       =============

Dividends per share                                            $        .05       $        .055
                                                               ============       =============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                               Accumulated
                                                                                                 Other
                                                                                                 Compre-
                                                Additional                                       hensive          Total
                                  Common         Paid-In        Retained        Treasury         Income       Stockholders'
                                  Stock          Capital        Earnings         Stock           (Loss)          Equity
                                  -----          -------        --------         -----           ------          ------
                                                                     (Unaudited)
                                                                    (In thousands)

Balance at September
  30, 2001                       $    107        $  9,744       $ 47,496        $ (3,620)       $  3,521        $ 57,248
Net income                           --              --            2,460            --              --             2,460
Other comprehensive
 loss:
 Unrealized losses arising
 during period, net of
 taxes of $536                       --              --             --              --              (875)           --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $50                 --              --             --              --               (81)           --
                                                                                                --------
Other comprehensive loss             --              --             --              --              (956)           (956)
                                                                                                --------        --------
Comprehensive income                 --              --             --              --              --             1,504
                                                                                                                --------
Treasury stock repurchases             (1)           --             --              (697)           --              (698)
Exercise of stock
  options                            --              --              (75)            134            --                59
Cash dividends                       --              --             (530)           --              --              (530)
                                 --------        --------       --------         -------        --------        --------
Balance at December
31, 2001                         $    106        $  9,744       $ 49,351         $(4,183)       $  2,565        $ 57,583
                                 ========        ========       ========         =======        ========        ========


Balance at September
  30, 2002                       $    106        $  9,944       $ 54,954        $ (4,376)       $  5,758        $ 66,386
Net income                           --              --            2,750            --              --             2,750
Other comprehensive
 income:
 Unrealized gains arising
 during period, net of
 taxes of $704                       --              --             --              --             1,152            --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $81                 --              --             --              --              (133)           --
                                                                                                --------
Other comprehensive income           --              --             --              --             1,019           1,019
                                                                                                --------        --------
Comprehensive income                 --              --             --              --              --             3,769
Exercise of stock                                                                                               --------
  options                            --              --             (138)            332            --               194
Cash dividends                       --              --             (584)           --              --              (584)
Balance at December              --------        --------       --------         -------        --------        --------
  31, 2002                       $    106        $  9,944       $ 56,982        $ (4,044)       $  6,777        $ 69,765
                                 ========        ========       ========         =======        ========        ========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002

                                                                     2001             2002
                                                                     ----             ----
                                                                           (Unaudited)
                                                                          (In thousands)

Cash flows from operating activities:
  Net earnings                                                  $   2,460         $   2,750
  Adjustments to reconcile net income to net
       cash provided by operating activities:
  Depreciation                                                        458               587
  Provision for loan losses                                           250               435
  Gain on sale of investment securities
        available for sale and mortgage-backed
         securities available for sale                               (131)             (214)
  Loss on write-down of real estate acquired
        through foreclosure                                            --                38
  Origination of loans receivable held for sale                   (31,968)          (34,141)
  Proceeds from sales of loans receivable held for sale            28,408            38,109
  Impairment loss from write-down of mortgage
        servicing rights                                               --                45
  (Increase) decrease in:
        Cash value of life insurance                                   --                (8)
        Accrued interest receivable                                   276                29
       Other assets                                                  (886)           (1,035)
  Increase in:
       Accrued interest payable                                        93              (233)
       Other liabilities                                            1,654               800
                                                                ---------         ---------


       Net cash provided by operating activities                      614             7,162
                                                                ---------         ---------


 Cash flows from investing activities:
  Issuer exercise of call of investment
        securities available for sale                                  --             2,000
  Origination of loans receivable, net                            (67,302)         (158,590)
  Principal collected on loans receivable, net                     62,085           122,809
  Purchases of mortgage-backed securities
       available for sale                                         (39,803)          (84,609)
  Proceeds from sales of mortgage-backed
       securities available for sale                               14,020            23,932
  Principal collected on mortgage-backed
       securities, net                                             18,960            39,833
  Proceeds from sale of real estate
       acquired through foreclosure, net                              529                --
  Purchases of office properties and equipment                       (833)           (1,059)
  Purchase of FHLB stock, net                                        (140)             (335)
  Purchase of bank-owned life insurance                                --           (15,500)
                                                                ---------         ---------


       Net cash used in investing activities                      (12,484)          (71,519)
                                                                ---------         ---------






                                                                     (CONTINUED)

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002 (CONTINUED)

                                                                     2001             2002
                                                                     ----             ----
                                                                           (Unaudited)
                                                                          (In thousands)

Cash flows from financing activities:
  Decrease in deposits, net                                     $  (9,232)        $    (857)
  Increase in securities sold under
   agreement to repurchase, net                                     8,457            62,730
  Proceeds from FHLB advances                                      55,762           169,869
  Repayment of FHLB advances                                      (51,223)         (160,670)
  Decrease in advance payments by borrowers
   for property taxes and insurance, net                             (967)           (1,285)
  Decrease in drafts outstanding, net                                (616)             (764)
  Repurchase of treasury stock, at cost                              (698)              --
  Dividends to stockholders                                          (530)             (584)
  Exercise of stock options                                            59               194
                                                                ---------         ---------

  Net cash provided by financing activities                         1,012            68,633
                                                                ---------         ---------

  Net (decrease) increase in cash and cash equivalents            (10,858)            4,276
Cash and cash equivalents at beginning
  of the period                                                    34,320            25,802
                                                                ---------         ---------
Cash and cash equivalents at end
  of the period                                                 $  23,462         $  30,078
                                                                =========         =========

Supplemental information:
  Interest paid                                                 $   5,569         $   6,040
                                                                =========         =========
  Income taxes paid                                             $   1,330         $      23
                                                                =========         =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure                               $     135         $     171
                                                                =========         =========

  Stock options exercised by the surrender
      of outstanding common shares                              $      --         $      77
                                                                =========         =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2002, included in the Company's 2002 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented hereon, therefore, relates primarily to the Bank.

Certain prior year amounts have been reclassified to conform to current year presentation.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                                September 30,   December 31,
                                                                    2002            2002
                                                                ------------    -----------
                                                                         (Unaudited)
                                                                        (In thousands)
First mortgage loans:
   Single family to 4 family units                              $ 233,571         $ 246,713
   Other, primarily commercial real estate                        202,117           218,179
   Residential construction loans                                  17,771            15,800
   Commercial construction loans                                   30,439            34,049

Consumer and commercial loans:
   Installment consumer loans                                      12,882            15,276
   Mobile home loans                                                3,446             3,597
   Savings account loans                                            1,613             2,178
   Equity lines of credit                                          24,273            24,276
   Commercial and other loans                                      18,377            20,055
                                                                ---------         ---------
                                                                  544,489           580,123
Less:
   Allowance for loan losses                                        7,883             8,282
   Deferred loan costs, net                                          (245)             (185)
                                                                ---------         ---------
                                                                  536,851         $ 572,026
                                                                =========         =========


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                              Three Months Ended December 31,
                                                              -------------------------------
                                                                    2001             2002
                                                                    ----             ----
                                                                        (Unaudited)
                                                                   (Dollars in thousands)

Allowance at beginning of period                                $     7,159       $   7,883
Provision for loan losses                                               250             435
                                                                -----------       ---------
Recoveries:
 Residential real estate                                                - -             - -
 Commercial real estate                                                 - -               1
 Consumer                                                                 4               9
                                                                -----------       ---------
   Total recoveries                                                       4              10
                                                                -----------       ---------

Charge-offs:
 Residential real estate                                                 57             - -
 Commercial real estate                                                 - -             - -
 Consumer                                                               112              46
                                                                -----------       ---------
   Total charge-offs                                                    169              46
                                                                -----------       ---------
   Net charge-offs                                                      165              36
                                                                -----------       ---------
 Allowance at end of period                                     $     7,244       $   8,282
                                                                ===========       =========

Ratio of allowance to total net loans
 outstanding at the end of the period                                  1.41%           1.41%
                                                                       ====            ====

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)                 .13%            .02%
                                                                        ===             ===


Non-accrual loans, which were over ninety days delinquent, totaled approximately $4.7 million and $5.4 million at December 31, 2002 and 2001, respectively. For the three months ended December 31, 2002 and 2001, interest income, which would have been recorded, would have been approximately $172,000 and $131,000, respectively, had non-accruing loans been current in accordance with their original terms.

At December 31, 2002, impaired loans totaled $3.4 million. There were $3.2 million in impaired loans at December 31, 2001. Included in the allowance for loan losses at December 31, 2002 was $238,000 related to impaired loans compared to $236,000 at December 31, 2001. The average recorded investment in impaired loans for the three months ended December 31, 2002 was $3.3 million compared to $3.3 million for the quarter ended December 31, 2001. Interest income of $16,000 was recognized on impaired loans for the quarter ended December 31, 2002. No interest income was recognized on impaired loans for the quarter ended December 31, 2001.


(3)  DEPOSITS

Deposits consist of the following:

                                                    September 30, 2002                 December 31, 2002
                                                    ------------------                 -----------------
                                                                  Weighted                        Weighted
                                                                   Average                         Average
                                                      Amount        Rate        Amount              Rate
                                                      ------        ----        ------              ----
                                                                        (Unaudited)
                                                                       (In thousands)

Transaction accounts                              $   343,308       1.41%       $   351,861        1.31%
Passbook accounts                                      39,092       1.12             39,034        1.07
Certificate accounts                                  254,681       3.46            245,329        3.05
                                                  -----------                   -----------
                                                  $   637,081       2.21%       $   636,224        1.97%
                                                  ===========                   ===========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                September 30, 2002                     December 31, 2002
                                ------------------                     -----------------
                                              Weighted                            Weighted
                                               Average                             Average
                                    Amount      Rate                    Amount      Rate
                                    ------      ----                    ------      ----
Maturing within:                                      (Unaudited)
                                                    (In thousands)
1 year                         $     32,350      2.14%              $     32,882     1.42%
2 years                              11,235      2.34                        235     4.92
3 years                              25,500      6.24                     17,500     6.08
4 years                               3,270      4.98                      1,270     4.62
5 years                               6,223      3.39                      6,223     3.39
After 5 years                       111,091      5.23                    140,758     4.77
                               ------------                         ------------
                               $    189,669      4.61%              $    198,868     4.29%
                               ============                         ============


At September 30, 2002, and December 31, 2002, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $219.8 million and $239.4 million, respectively, as collateral for FHLB advances. At September 30, 2002, included in the three, four, five and after five years maturities were $109.0 million of advances subject to call provisions. At December 31, 2002, included in the three, four and after five years maturities were $134 million, with a weighted average rate of 4.94%, of advances subject to call provisions. Callable advances at December 31, 2002 are summarized as follows: $68 million callable in fiscal 2003, with a weighted average rate of 5.37%; $29 million callable in fiscal 2005, with a weighted average weight of 6.28%; $2 million callable in fiscal 2006, with a weighted average rate of 4.72%; and $35 million callable in fiscal 2007, with a weighted average rate of 3.00%. Call provisions are more likely to be exercised by the FHLB when rates rise.

(5)  EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2001 and 2002, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three months ended December 31, 2001 and 2002, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.


RECONCILIATION OF AVERAGE SHARES OUTSTANDING
(Unaudited)

                                                  For the Quarter Ended December 31,

                                        2001               2001      2002                2002
                                        -----------------------     ------------------------
                                        BASIC           DILUTED      BASIC            DILUTED
                                        -----------------------      ------------------------

Weighted average shares outstanding     10,664,000   10,664,000      10,603,000    10,603,000
                                        -----------------------      ------------------------
Effect of dilutive securities:
  Stock options                                 --      263,000              --       499,000
                                        -----------------------      ------------------------
                                        10,664,000   10,927,000      10,603,000    11,102,000
                                        -----------------------      ------------------------

(6)  COMMON STOCK DIVIDENDS

On July 31, 2001, the Company declared a 3 for 2 stock split in the form of a 50% stock dividend aggregating approximately 3,579,000 shares. All share and per share data have been retroactively restated for all common stock splits and dividends.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy (particularly in the markets served by the Company). Except as required by applicable law and regulations, the Company disclaims any obligation to update such forward looking statements.


CRITICAL ACCOUNTING POLICIES
----------------------------

The Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a significant number of assumptions and estimates with respect to its loan portfolio. The Company assessments of future loan losses may be impacted in future periods by changes in economic and market conditions, the impact of regulatory examinations, weather related events such as hurricanes or major storms, and the discovery of information with respect to certain borrowers and or guarantors, which is not known to management at the time of the issuance of the consolidated financial statements. Further, a significant portion of the Company's loans are supported by collateral which is significantly affected by changes in the tourism industry. The tourism industry is the major economic force in many of the markets the Company serves and future changes in tourism could significantly impact collateral value.


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Bank for general corporate purposes or to satisfy customer needs. Corporate purpose transactions are used to help manage customers' requests for funding.

The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At December 31, 2002 and September 30, 2002, the Bank had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit card lines, and unused business and consumer lines of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank applies essentially the same credit policies and standards as it does in the lending process when making these loans.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2002, commercial and retail loan commitments totaled $42.2 million. Unused business credit card lines, which totaled $1.1 million at December 31, 2002, are generally for short-term borrowings.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable, and totaled $3.1 million at December 31, 2002. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contigent obligations are accounted for in accordance with SFAS NO. 5, "Accounting for Contingencies."

Derivatives. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Bank is subject to variability in the market prices

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

related to these commitments. The Bank believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $15.5 million at December 31, 2002. The fair value of the loan commitments was an asset of approximately $281,000 at December 31, 2002. As of December 31, 2002, the Bank had sold $16 million in forward commitments to deliver fixed rate mortgage-backed securities, which was recorded as a derivative liability of $200,000.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO DECEMBER
-----------------------------------------------------------------------------
31, 2002
--------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $99.3 million for the three months ended December 31, 2001, compared to $192.7 million for the three months ended December 31, 2002, primarily as a result of increased business banking lending activity and increased residential lending activity which included significant refinancing activities due to decreased interest rates. A portion of these loan originations were financed through loan principal repayments, which amounted to $62.1 million and $122.8 million for the three month periods ended December 31, 2001 and 2002, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the three month period ended December 31, 2001, the Company sold $28.4 million in mortgage loans held for sale, compared to $38.1 million sold for the three month period ended December 31, 2002. Loan originations increased as a result of falling interest rates over the last two years. Consequently, the Bank has experienced prepayment of a portion of its mortgage and commercial loan portfolio. A portion of the Bank's adjustable rate residential mortgage loans were refinanced into conforming fixed rate mortgage loans. A significant portion of these fixed rate loans were then sold into the secondary market.

During the three-month period ended December 31, 2002, the Company securitized $28.7 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a gain on sale of $899,000, which included $511,000 related to Mortgage Servicing Rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of loans receivable held for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold.

For the three-month period ended December 31, 2001, the Company purchased $39.8 million in investment and mortgage-backed securities. For the three-month period ended December 31, 2002, the Company purchased $84.6 million in investment and mortgage-backed securities. These purchases during the three-month period ended December 31, 2002 were funded primarily by repayments of $39.8 million within the securities portfolio, sales of investment securities of $23.9 million, and sales of loans receivable held for sale of $38.1 million.

Overall the Bank experienced a decrease of $857,000 in deposits for the three-month period ended December 31, 2002. For the three-month period ended December 31, 2002, transaction accounts increased $8.6 million and certificate accounts decreased $9.4 million. At

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

December 31, 2002, the Company had $174.1 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Bank. At December 31, 2002, the Company had commitments to originate $23.9 million in mortgage loans, and $42.2 million in undisbursed lines of credit, which the Company expects to fund from normal operations. Additionally, at December 31, 2002, the Company had federal funds available of $10 million. Effective January 1, 2003, the Company had federal funds available of $20 million.

As a result of $2.75 million in net income, less the cash dividends paid to stockholders of approximately $584,000, proceeds of $194,000 from the exercise of stock options, and the net change in unrealized gain on securities available for sale, net of income tax of $1.02 million, stockholders' equity increased from $66.4 million at September 30, 2002 to $69.8 million at December 31, 2002.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $64.7 million at December 31, 2002, exceeding the core capital requirement by $34.2 million. At December 31, 2002, the Bank's risk-based capital of approximately $71.7 million exceeded its current risk-based capital requirement by $24.6 million. (For further information see Regulatory Capital Matters).


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2001 AND 2002
--------------------------

GENERAL
-------

Net income increased from $2.5 million for the three months ended December 31, 2001, to $2.8 million for three months ended December 31, 2002, or 11.8%. Net interest income increased $1.2 million primarily as a result of an increase of $1.4 million in interest income and a $145,000 increase in interest expense. Provision for loan losses was $250,000 for the three months ended December 31, 2001 compared to $435,000 for the quarter ended December 31, 2002. Other income increased $494,000. General and administrative expense was $5.7 million for the quarter ended December 31, 2001 compared to $6.9 million for the quarter ended December 31, 2002.

INTEREST INCOME
---------------

Interest income for the three months ended December 31, 2002, increased to $14.7 million as compared to $13.4 million for the three months ended December 31, 2001. The earning asset yield for the three months ended December 31, 2002, was 6.24% compared to a yield of 7.55% for the three months ended December 31, 2001. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined. At December 31, 2000, 2001 and 2002, the one year treasury rate of interest was approximately 5.34%, 2.28% and 1.41%, respectively. At December 31, 2000, 2001 and 2002, the prime rate of interest was approximately 9.5%, 4.75% and 4.25%, respectively. The average yield on loans receivable for the three months ended December 31, 2002,was 6.82% compared to 8.01% for the three months ended December 31, 2001. The yield on investments decreased to 5.34% for the three months ended December 31, 2002, from 6.43% for the three months ended December 31, 2001. Total average interest-earning assets were $952.3 million for the quarter ended December 31, 2002 as compared to $714.6 million for the quarter ended December 31, 2001. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $81.5 million and investment securities of approximately $154.7 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.8 million for the three months ended December 31, 2002, as compared to $5.7 million for the three months ended December 31, 2001. The average cost of deposits for the three months ended December 31, 2002, was 2.09% compared to 2.73% for the three months ended December 31, 2001. The cost of

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

interest-bearing liabilities was 2.58% for the three months ended December 31, 2002, as compared to 3.28% for the three months ended December 31, 2001. The cost of FHLB advances and reverse repurchase agreements was 4.43% and 1.90%, respectively, for the three months ended December 31, 2002. For the three months ended December 31, 2001, the cost of FHLB advances and reverse repurchase agreements was 5.38% and 2.85%, respectively. Total average interest-bearing liabilities increased from $691.2 million at December 31, 2001 to $897.4 million at December 31, 2002. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $113.2 million. This was accompanied by an increase in reverse repurchase agreements of $41.9 million and FHLB advances of $50.8 million.

NET INTEREST INCOME
-------------------

Net interest income was $8.9 million for the three months ended December 31, 2002, as compared to $7.7 million for the three months ended December 31, 2001. The net interest margin was 3.67% for the three months ended December 31, 2002, compared to 4.27% for the three months ended December 31, 2001. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank expects to experience a reduced margin for the remainder of fiscal 2003.

PROVISION FOR LOAN LOSSES
-------------------------

As a result of the growth in the loan portfolio, the growth coming primarily from commercial real estate loans, the provision for loan losses was $435,000 for the three months ended December 31, 2002 compared to $250,000 for the three months ended December 31, 2001. For the three months ended December 31, 2002, net charge-offs were $36,000 compared to net charge-offs of $165,000 for the three months ended December 31, 2001. The allowance for loan losses as a percentage of total loans was 1.41% at December 31, 2002, compared to 1.42% at September 30, 2002 and 1.41% at December 31, 2001. Loans delinquent 90 days or more were .81% of total loans at December 31, 2002, compared to .63% at September 30, 2002. The allowance for loan losses was 175% of loans delinquent more than 90 days at December 31, 2002, as compared to 224% at September 30, 2002. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, among other criteria.

OTHER INCOME
------------

For the three months ended December 31, 2002, other income was $2.7 million compared to $2.2 million for the three months ended December 31, 2001. As a result of increased transaction account balances of $284.9 million at December 31, 2001 to $351.9 million at December 31, 2002, fees and service charges from deposit accounts were $886,000 for the three months ended December 31, 2002, compared to $768,000 for the three months ended December 31, 2001. As a result of increased loan sales and securitizations, gain on sale of loans was $776,000 for the quarter ended December 31, 2002, compared to $556,000 for the quarter ended December 31, 2001. The Bank's margin on loans sold in the secondary market has improved as a result of the low interest rate environment. Gain on sales of securities was $214,000 for the quarter ended December 31, 2002, compared to $131,000 for the quarter ended December 31, 2001. Other income was $843,000 for the three months ended December 31, 2002, as compared to $824,000 for the three months ended December 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $5.7 million for the quarter ended December 31, 2001 compared to $6.9 million for the quarter ended December 31, 2002. Salaries and employee benefits were $3.0 million for the three months ended December 31, 2001, as compared to $3.2 million for the three months ended December 31, 2002, an increase of 6.3%, primarily due to the addition of new Banking Centers and additional business banking Associates. Also as a result of new Banking Centers, net occupancy, furniture and

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


fixtures and data processing expenses increased $365,000 when comparing the two periods. General and administrative expenses also include prepayment penalties on FHLB advances of $1.1 million and $480,000 for the quarter ended December 31, 2002 and 2001, respectively. Other expenses were approximately $1.1 million for each of the quarters ended December 31, 2002 and 2001.


INCOME TAXES
------------

Income taxes were $1.4 million for the three months ended December 31, 2001, compared to $1.6 million for the three months ended December 31, 2002.


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                       Categorized as "Well
                                                                                       Capitalized" Under
                                                                For Capital             Prompt Corrective
                                         Actual               Adequacy Purposes          Action Provision
                                         ------               -----------------          ----------------


                                  Amount        Ratio         Amount       Ratio       Amount        Ratio
                                  ------        -----         ------       -----       ------        -----

                                                              (Dollars In Thousands)

As of December 31, 2002:
Total Capital:                    $71,740         12.17%     $47,157          8.00%    $58,947       10.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                   $64,729         10.98%         N/A           N/A     $35,368        6.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                   $64,729          6.36%     $30,516          3.00%    $51,199        5.00%
  (To Total Assets)
Tangible Capital:                 $64,729          6.36%     $15,360          1.50%        N/A         N/A
  (To Total Assets)


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on October 1, 2002 and its adoption did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (Statement 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 4, "Reporting Gains and Losses from Extinguishment of Debt Made to Satisfy Sinking-Fund Intangible Assets of Motor Carriers". This statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company reclassified losses on early extinguishment of debt of $480,000 which were incurred in the three months ended December 31, 2001, to prepayment penalties on FHLB advances.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED



deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 on October 1, 2002 and its adoption did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (Statement 148), "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Statement 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation" (Statement 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the disclosure provisions of Statement 148 for the three months ended March 31, 2003.


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

PART I.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At December 31, 2002, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2002, filed as an exhibit to the Company's Annual Report on Form 10-K.


Item 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls. The Company made no significant changes in its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

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

Item 2.  Changes In Securities and Use of Proceeds
         -----------------------------------------
     Not Applicable.

Item 3.  Defaults Upon Senior Securities
         --------------------------------
     Not Applicable.

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

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES


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

                                          COASTAL FINANCIAL CORPORATION

February 14, 2003                         /s/ Michael C. Gerald
------------------                        ---------------------
Date                                      Michael C. Gerald
                                          President and Chief Executive Officer

February 14, 2003                         /s/ Jerry L. Rexroad
------------------                        ---------------------
Date                                      Jerry L. Rexroad
                                          Executive Vice President and
                                          Chief Financial Officer

                                  CERTIFICATION

I, Michael C. Gerald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coastal Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: February 14, 2003               /s/Michael C. Gerald
               -----------------               ---------------------
                                               Michael C. Gerald
                                               President/Chief Executive Officer

                                  CERTIFICATION


I, Jerry L. Rexroad, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coastal Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: February 14, 2003               /s/Jerry L. Rexroad
               -----------------               ------------------
                                               Jerry L.Rexroad
                                               Executive Vice President/
                                               Chief Financial Officer