Form 10-Q
period 2003-05-14
COASTAL FINANCIAL CORP /DE
filed 2003-05-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                    FORM 10-Q

          (X)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

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

                  YES X                     NO __

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2003.

Common Stock $.01 Par Value Per Share                         10,635,967 Shares
--------------------------------------------------------------------------------
(Class)                                                         (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS                                                                PAGE
-----------------                                                                ----

PART I-      Consolidated Financial Information

Item
     1.      Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 2002 and March 31, 2003                            3

             Consolidated Statements of Operations for the three
             months ended March 31, 2002 and 2003                                   4

             Consolidated Statements of Operations for the six
             months ended March 31, 2002 and 2003                                   5

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the six months ended
             March 31, 2002 and 2003                                                6

             Consolidated Statements of Cash Flows for the six
             months ended March 31, 2002 and 2003                                 7-8

             Notes to Consolidated Financial Statements                          9-13

     2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      14-22

     3.Quantitative and Qualitative Disclosures About
       Market Risk                                                                 23

     4.Controls and procedures                                                     23


Part II - Other Information

Item
     1.Legal Proceedings                                                           24

     2.Changes in Securities and Use of Proceeds                                   24

     3.Defaults Upon Senior Securities                                             24

     4.Submission of Matters to a Vote of Securities Holders                       24

     5.Other information                                                           24

     6.Exhibits and Reports on Form 8-K                                         24-25

Signatures                                                                         26

Certifications                                                                  27-28

Exhibits
     99(a) Section 906 Certifiaction-Preseident/Chief Executive Officer            29
     99(b) Section 906 Certifiaction-EVP/Chief Financial Officer                   30



PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    September 30,      March 31,
                                                        2002             2003
                                                        ----             ----
                                                             (Unaudited)
                                                             (In thousands,
                                                           except share data)
ASSETS:
Cash and amounts due from banks                      $    25,802    $    29,911
Short-term interest-bearing deposits                        --            4,188
Investment securities available for sale                   2,014          2,017
Mortgage-backed securities available for sale            331,808        343,365
Loans receivable (net of allowance for
   loan losses of $7,883 at September 30,
   2002 and $8,889 at March 31, 2003)                    536,851        624,788
Loans receivable held for sale                            18,694         12,054
Real estate acquired through foreclosure                   1,046          1,912
Office property and equipment, net                        13,713         15,356
Federal Home Loan Bank stock, at cost                     10,559         10,486
Accrued interest receivable on loans                       2,232          2,066
Accrued interest receivable on securities                  2,019          1,998
Cash value of life insurance                                --           15,724
Other assets                                               6,058          6,004
                                                     -----------    -----------
                                                     $   950,796    $ 1,069,869
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                             $   637,081    $   671,192
Securities sold under agreements to repurchase            36,884        103,806
Advances from Federal Home Loan Bank                     189,669        204,729
Other borrowings                                           2,069          2,069
Drafts outstanding                                         2,517          2,444
Advances by borrowers for property taxes
  and insurance                                            1,386            897
Accrued interest payable                                   1,473          1,490
Other liabilities                                         13,331         12,564
                                                     -----------    -----------
  Total liabilities                                      884,410        999,191
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                  --             --
Common stock, $.01 par value, 15,000,000
   shares authorized; 10,587,726 shares at
   September 30, 2002 and 10,635,967 shares
   at March 31, 2003 issued and outstanding                  106            106
Additional paid-in capital                                 9,944         10,039
Retained earnings                                         54,954         58,896
Treasury stock, at cost (430,082 shares at
   September 30, 2002 and 381,841 shares at
   March 31, 2003)                                        (4,376)        (3,921)
Accumulated other comprehensive income,
 net of tax                                                5,758          5,558
                                                     -----------    -----------
  Total stockholders' equity                              66,386         70,678
                                                     -----------    -----------
                                                     $   950,796    $ 1,069,869
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

                                                        2002              2003
                                                        ----              ----
                                                            (Unaudited)
                                                           (In thousands,
                                                          except share data)
Interest income:
   Loans receivable                                $      9,869    $     10,257
   Investment securities                                    556             509
   Mortgage-backed securities                             2,550           3,950
   Other                                                     12              27
                                                   ------------    ------------
   Total interest income                                 12,987          14,743
                                                   ------------    ------------

Interest expense:
   Deposits                                               3,217           2,967
   Securities sold under agreements to
     repurchase                                              96             502
   Advances from Federal Home Loan Bank                   1,840           2,156
                                                   ------------    ------------
   Total interest expense                                 5,153           5,625
                                                   ------------    ------------
   Net interest income                                    7,834           9,118
   Provision for loan losses                                255             870
                                                   ------------    ------------
   Net interest income after provision
     for loan losses                                      7,579           8,248
                                                   ------------    ------------

Other income:
   Fees and service charges                                 743             806
   Loss from real estate owned                              (44)            (31)
   Gain on sales of loans held for sale                     256             604
   Gain (loss) on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                         (60)            301
   Other income                                             808           1,035
                                                   ------------    ------------
                                                          1,703           2,715
                                                   ------------    ------------
General and administrative expenses:
   Salaries and employee benefits                         3,068           3,443
   Net occupancy, furniture and fixtures
     and data processing expense                          1,170           1,458
   FDIC insurance premium                                    24              26
   Prepayment penalties on FHLB advances                    196             564
   Other expenses                                           964           1,192
                                                   ------------    ------------
                                                          5,422           6,683
                                                   ------------    ------------
Income before income taxes                                3,860           4,280
Income taxes                                              1,393           1,526
                                                   ------------    ------------

Net income                                         $      2,467    $      2,754
                                                   ============    ============

Earnings per common share
   Basic                                           $        .23    $        .26
                                                   ============    ============
   Diluted                                         $        .23    $        .25
                                                   ============    ============

Weighted average common shares outstanding
   Basic                                             10,584,000      10,627,000
                                                   ============    ============
   Diluted                                           10,826,000      11,052,000
                                                   ============    ============

Dividends per share                                $        .05    $       .055
                                                   ============    ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003

                                                         2002             2003
                                                         ----             ----
                                                            (Unaudited)
                                                           (In thousands,
                                                         except share data)
Interest income:
   Loans receivable                                $     20,121    $     20,369
   Investment securities                                  1,131           1,015
   Mortgage-backed securities                             5,023           8,037
   Other                                                     80              62
                                                   ------------    ------------
   Total interest income                                 26,355          29,483
                                                   ------------    ------------

Interest expense:
   Deposits                                               6,826           6,322
   Securities sold under agreements to
     repurchase                                             222             806
   Advances from Federal Home Loan Bank                   3,767           4,304
                                                   ------------    ------------
   Total interest expense                                10,815          11,432
                                                   ------------    ------------
   Net interest income                                   15,540          18,051
   Provision for loan losses                                505           1,305
                                                   ------------    ------------
   Net interest income after provision
     for loan losses                                     15,035          16,746
                                                   ------------    ------------

Other income:
   Fees and service charges                               1,510           1,692
   Loss from real estate owned                             (150)            (83)
   Gain on sales of loans held for sale                     812           1,380
   Gain on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                          71             515
   Other income                                           1,634           1,878
                                                   ------------    ------------
                                                          3,877           5,382
                                                   ------------    ------------
General and administrative expenses:
   Salaries and employee benefits                         6,070           6,635
   Net occupancy, furniture and fixtures
     and data processing expense                          2,281           2,935
   FDIC insurance premium                                    47              52
   Prepayment penalties on FHLB advances                    676           1,678
   Other expenses                                         2,079           2,247
                                                   ------------    ------------
                                                         11,153          13,547
                                                   ------------    ------------
Income before income taxes                                7,759           8,581
Income taxes                                              2,832           3,077
                                                   ------------    ------------

Net income                                         $      4,927    $      5,504
                                                   ============    ============

Earnings per common share
   Basic                                           $        .46    $        .52
                                                   ============    ============
   Diluted                                         $        .45    $        .50
                                                   ============    ============

Weighted average common shares outstanding
   Basic                                             10,657,000      10,601,000
                                                   ============    ============
   Diluted                                           10,913,000      11,086,000
                                                   ============    ============

Dividends per share                                $        .10    $        .11
                                                   ============    ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                           Accumulated
                                                                                            Other
                                                                                            Compre-
                                             Additional                                     hensive        Total
                                 Common        Paid-In      Retained       Treasury         Income     Stockholders'
                                  Stock        Capital      Earnings         Stock          (Loss)         Equity
                                  -----        -------      --------         -----          ------         ------
                                                                         (Unaudited)
                                                                       (In thousands)

Balance at September
30, 2001                        $    107       $  9,744      $ 47,496       $ (3,620)      $  3,521       $ 57,248
Net income                          --             --           4,927           --             --            4,927
Other comprehensive
 loss:
 Unrealized losses arising
 during period, net of
 taxes of $1,018                    --             --            --             --           (1,660)          --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $27                --             --            --             --               44           --
                                                                                           ----------
Other comprehensive loss            --             --            --             --           (1,616)        (1,616)
                                                                                           ----------     --------
Comprehensive income                --             --            --             --             --            3,311
                                                                                                          --------
Treasury stock repurchases            (1)          --            --           (1,286)          --           (1,287)
Exercise of stock
  options                           --             --            (332)           514           --              182
Cash dividends                      --             --          (1,058)          --             --           (1,058)
Balance at March                --------       --------      --------       --------       ----------     --------
   31, 2002                     $    106       $  9,744      $ 51,033       $ (4,392)      $  1,905       $ 58,396
                                ========       ========      ========       ========       ==========     ========


Balance at September
  30, 2002                      $    106       $  9,944      $ 54,954       $ (4,376)      $  5,758       $ 66,386
Net income                          --             --           5,504           --             --            5,504
Other comprehensive
 income:
 Unrealized gains arising
 during period, net of
 taxes of $73                       --             --            --             --              119           --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $196               --             --            --             --             (319)          --
                                                                                             --------
Other comprehensive loss            --             --            --             --             (200)          (200)
                                                                                             --------     --------
Comprehensive income                --             --            --             --             --            5,304
                                                                                                          --------
Treasury stock repurchases          --             --            --             (342)          --             (342)
Exercise of stock
  options                           --               95          (392)           797           --              500
Cash dividends                      --             --          (1,170)          --             --           (1,170)
Balance at March                --------       --------      --------       --------       --------       --------
  31, 2003                      $    106       $ 10,039      $ 58,896       $ (3,921)      $  5,558       $ 70,678
                                ========       ========      ========       ========       ========       ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003

                                                                 2002             2003
                                                                 ----             ----
                                                                       (Unaudited)
                                                                     (In thousands)

Cash flows from operating activities:
  Net earnings                                               $   4,927       $   5,504
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation                                                     955           1,198
  Provision for loan losses                                        505           1,305
  Gain on sale of investment securities
      available for sale and mortgage-backed
      securities available for sale                                (71)           (515)
  Prepayment penalties on FHLB advances                            676           1,678
  Origination of loans receivable held for sale                (48,468)        (55,851)
  Proceeds from sales of loans receivable held for sale         52,948          62,491
  Impairment loss from write-down of mortgage
      servicing rights                                            --               106
(Increase) decrease in:
      Cash value of life insurance                                --              (224)
      Accrued interest receivable                                  312             187
      Other assets                                                (491)            (52)
 Increase in:
      Accrued interest payable                                     208              17
      Other liabilities                                           (213)           (644)
                                                             ---------       ---------

       Net cash provided by operating activities                11,288          15,200
                                                             ---------       ---------

Cash flows from investing activities:
  Issuer exercise of call of investment
       securities available for sale                              --             2,000
  Purchases of investment securities available for sale           --            (2,017)
  Origination of loans receivable                              (203,532)      (302,398)
  Principal collected on loans receivable                       177,864        212,181
  Purchases of mortgage-backed securities
       available for sale                                      (94,647)       (150,524)
  Proceeds from sales of mortgage-backed
       securities available for sale                            22,885          53,439
  Principal collected on mortgage-backed
       securities, net                                          39,990          85,734
  Proceeds from sale of real estate
       acquired through foreclosure, net                           680             109
  Purchases of office properties and equipment                  (1,804)         (2,841)
  (Purchases) sales of FHLB stock, net                            (685)             73
  Purchase of bank-owned life insurance                           --           (15,500)
                                                             ---------       ---------

       Net cash used in investing activities                   (59,249)       (119,744)
                                                             ---------       ---------

                                                                     (CONTINUED)
                                       7

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003 - CONTINUED



                                                                   2002            2003
                                                                   ----            ----
                                                                       (Unaudited)
                                                                     (In thousands)

Cash flows from financing activities:
  Increase in deposits, net                                    $  25,822       $  34,111
  (Decrease) increase in securities sold under
   agreement to repurchase, net                                     (776)         66,922
  Proceeds from FHLB advances                                    171,762         394,667
  Repayment of FHLB advances                                    (159,516)       (379,607)
  Prepayment penalties on FHLB advances                             (676)         (1,678)
  Decrease in advance payments by borrowers
   for property taxes and insurance, net                            (605)           (489)
  Decrease in drafts outstanding, net                             (1,359)            (73)
  Repurchase of treasury stock, at cost                           (1,287)           (342)
  Dividends to stockholders                                       (1,058)         (1,170)
  Exercise of stock options                                          182             500
                                                               ---------       ---------

       Net cash provided by financing activities                  32,489         112,841
                                                               ---------       ---------

       Net (decrease) increase in cash and cash equivalents      (15,472)          8,297
Cash and cash equivalents at beginning
  of the period                                                   34,320          25,802
                                                               ---------       ---------
Cash and cash equivalents at end
  of the period                                                $  18,848       $  34,099
                                                               =========       =========

Supplemental information:
  Interest paid                                                $  10,607       $  11,415
                                                               =========       =========

  Income taxes paid                                            $   4,030       $   2,712
                                                               =========       =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure                              $     305       $     975
                                                               =========       =========

  Stock options exercised by the surrender
      of outstanding common shares                             $    --         $      77
                                                               =========       =========






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the six-month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2002, included in the Company's 2002 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior year amounts have been reclassified to conform to current year presentation.


(2)  LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                              September 30,       March 31,
                                                   2002             2003
                                              ------------      ----------
                                                        (Unaudited)
                                                       (In thousands)
First mortgage loans:
   Single family to 4 family units              $ 233,571       $ 267,310
   Other, primarily commercial real estate        202,117         237,512
   Residential construction loans                  17,771          21,889
   Commercial construction loans                   30,439          35,321

Consumer and commercial loans:
   Installment consumer loans                      12,882          15,452
   Mobile home loans                                3,446           4,140
   Savings account loans                            1,613           1,964
   Equity lines of credit                          24,273          27,368
   Commercial and other loans                      18,377          22,339
                                                ---------       ---------
                                                  544,489         633,295
Less:
   Allowance for loan losses                        7,883           8,889
   Deferred loan costs, net                          (245)           (382)
                                                ---------       ---------

                                                $ 536,851       $ 624,788
                                                =========       =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED



The changes in the allowance for loan losses consist of the following for the six months ended:

                                                      Six Months Ended March 31,
                                                      --------------------------
                                                             2002         2003
                                                             ----         ----
                                                                (Unaudited)
                                                        (Dollars in thousands)

Allowance at beginning of period                            $7,159      $7,883
Provision for loan losses                                      505       1,305
                                                            ------      ------
Recoveries:
 Residential real estate                                      --          --
 Commercial real estate                                       --             1
 Consumer                                                       18          31
                                                            ------      ------
   Total recoveries                                             18          32
                                                            ------      ------

Charge-offs:
 Residential real estate                                        57          12
 Commercial real estate                                       --            65
 Consumer                                                      197         254
                                                            ------      ------
   Total charge-offs                                           254         331
                                                            ------      ------
   Net charge-offs                                             236         299
                                                            ------      ------
 Allowance at end of period                                 $7,428      $8,889
                                                            ======      ======

Ratio of allowance to total net loans
 outstanding at the end of the period                         1.41%       1.40%
                                                            ======      ======

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)        .09%        .10%
                                                            ======      ======

Non-accrual loans, which are loans over ninety days delinquent, totaled approximately $5.5 million and $5.2 million at March 31, 2002 and 2003, respectively. For the six months ended March 31, 2003 and 2002, interest income, which would have been recorded, would have been approximately $311,000 and $262,000, respectively, had non-accruing loans been current in accordance with their original terms.

At March 31, 2003, impaired loans totaled $3.6 million. There were $3.2 million in impaired loans at March 31, 2002. Included in the allowance for loan losses at March 31, 2003 was $270,000 related to impaired loans compared to $225,000 at March 31, 2002. The average recorded investment in impaired loans for the six months ended March 31, 2003 was $3.4 million compared to $3.3 million for the six months ended March 31, 2002. Interest income of $16,000 and $32,000 was recognized on impaired loans for the quarter and six months ended March 31, 2003, respectively. Interest income of $7,000 was recognized on impaired loans for the quarter and six months ended March 31, 2002.

(3)  DEPOSITS

Deposits consist of the following:

                                     September 30, 2002              March 31, 2003
                                     ------------------          ------------------------
                                                  Weighted                        Weighted
                                                   Average                         Average
                                 Amount              Rate       Amount              Rate
                                 ------              ----       ------              ----
                                                        (Unaudited)
                                                       (In thousands)

Transaction accounts           $343,308             1.41%      $371,014             1.08%
Passbook and statement
  savings accounts               39,092             1.12         42,983             1.03
Certificate accounts            254,681             3.46        257,195             2.98
                               --------                        --------
                               $637,081             2.21%      $671,192             1.81%
                               ========                        ========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                         September 30, 2002          March 31, 2003
                         ------------------       ----------------------
                                     Weighted                    Weighted
                                      Average                     Average
                        Amount         Rate        Amount          Rate
                        ------         ----        ------          ----
Maturing within:                          (Unaudited)
                                        (In thousands)
1 year                $ 32,350        2.14%      $  6,242          1.90%
2 years                 11,235        2.34            235          4.92
3 years                 25,500        6.24         19,020          5.77
4 years                  3,270        4.98          3,000          3.29
5 years                  6,223        3.39          5,891          3.16
After 5 years          111,091        5.23        170,341          4.45
                      --------                   --------
                      $189,669        4.61%      $204,729          4.44%
                     =========                  =========


At September 30, 2002, and March 31, 2003, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $219.8 million and $265.3 million, respectively, as collateral for FHLB advances. At September 30, 2002, included in the three, four, five and after five years maturities were $109.0 million of advances subject to call provisions. At March 31, 2003, included in the one, three, four, five and after five years maturities were $156.0 million, with a weighted average rate of 4.59%, of advances subject to call provisions. Callable advances at March 31, 2003 are summarized as follows: $63.0 million callable in fiscal 2003, with a weighted average rate of 5.38%; $29.0 million callable in fiscal 2005, with a weighted average rate of 6.28%; $2.0 million callable in fiscal 2006, with a weighted average rate of 4.72%, $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%, and $27.0 million callable after fiscal 2007, with a weighted average rate of 2.96%. Call provisions are more likely to be exercised by the FHLB when interest rates rise.


(5) EARNINGS PER SHARE

Basic earnings per share for the three and six months ended March 31, 2002 and 2003, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and six months ended March 31, 2002 and 2003, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. At March 31, 2003 a total of 211,000 options with exercise prices ranging from $13.44 to $14.95 per share were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                       For the Quarter Ended March 31,
                                                                (Unaudited)

                                         2002                  2002     2003                   2003
                                         --------------------------     ---------------------------
                                         BASIC              DILUTED     BASIC               DILUTED
                                         --------------------------     ---------------------------

Weighted average shares outstanding      10,584,000      10,584,000      10,627,000      10,627,000
Effect of dilutive securities-
Stock options                                  --           242,000            --           425,000
                                         --------------------------     ---------------------------
                                         10,584,000      10,826,000      10,627,000      11,052,000
                                         ==========================     ===========================

                                                       For the Six Months Ended March 31,
                                                                (Unaudited)

                                         2002                  2002     2003                   2003
                                         --------------------------     ---------------------------
                                         BASIC              DILUTED     BASIC               DILUTED
                                         --------------------------     ---------------------------

Weighted average shares outstanding      10,657,000      10,657,000      10,601,000      10,601,000
Effect of dilutive securities-
Stock options                                  --           256,000            --           485,000
                                         --------------------------     ---------------------------
                                         10,657,000      10,913,000      10,601,000      11,086,000
                                         ==========================     ===========================


(6) STOCK-BASED COMPENSATION

At March 31, 2003, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key employees. The plan is more fully described in Note 16 of the Notes to Consolidated Financial Statements included in the Company's 10-K for the year ended September 30, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2002           2003
                                                              ----           ----
                                                                   (Unaudited)
                                                             (Dollars in thousands)
Net income, as reported                                     $ 2,467      $   2,754
Deduct:  Total stock-based employee and director
              compensation expense determined under
              fair value based method for all awards,
              net of related tax effects                       (119)          (129)
                                                            -------      ---------
Pro forma net income                                        $ 2,348      $   2,625
                                                            =======      =========

Basic earnings per share:
     As reported                                            $   .23      $     .26
                                                            =======      =========
     Pro forma                                              $   .22      $     .25
                                                            =======      =========

Diluted earnings per share:
     As reported                                            $   .23      $     .25
                                                            =======      =========
     Pro forma                                              $   .22      $     .24
                                                            =======      =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED






                                                              Six Months Ended March 31,
                                                              --------------------------
                                                                2002            2003
                                                                ----            ----
                                                                      (Unaudited)
                                                                (Dollars in thousands)
Net income, as reported                                     $     4,927     $     5,504
Deduct:  Total stock-based employee and director
              compensation expense determined under
              fair value based method for all awards,
              net of related tax effects                           (246)           (252)
                                                            -----------     -----------
Pro forma net income                                        $     4,681     $     5,252
                                                            ===========     ===========

Basic earnings per share:
     As reported                                            $       .46     $       .52
                                                            ===========     ===========
     Pro forma                                              $       .44     $       .50
                                                            ===========     ===========

Diluted earnings per share:
     As reported                                            $       .45     $       .50
                                                            ===========     ===========
     Pro forma                                              $       .43     $       .47
                                                            ===========     ===========


PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs), absence of unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy (particularly in the markets served by the Company). Except as required by applicable law and regulations, the Company disclaims any obligation to update such forward-looking statements.


CRITICAL ACCOUNTING POLICIES
----------------------------

The Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. The Company has developed policies and procedures for assessing the adequacy of the allowance, recognizing that this process requires a significant number of assumptions and estimates with respect to its loan portfolio. The Company assessments of future loan losses may be impacted in future periods by changes in economic and market conditions, the impact of regulatory examinations, weather related events such as hurricanes or major storms, and the discovery of information with respect to certain borrowers and or guarantors, which is not known to management at the time of the issuance of the consolidated financial statements. Further, a significant portion of the Company's loans are supported by collateral which is significantly affected by changes in the tourism industry. The tourism industry is the major economic force in many of the markets the Company serves and future changes in tourism could significantly impact collateral values.


OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or to satisfy customer needs. Corporate purpose transactions are used to help manage customers' requests for funding.

The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At March 31, 2003 and September 30, 2002, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and consumer credit card lines, and unused business and consumer lines of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company applies essentially the same credit policies and standards as it does in the lending process when making these loans.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2003, unfunded business and retail lines of credit commitments totaled $44.0 million. Unused business and personal credit card lines, which totaled $12.6 million at March 31, 2003, are generally for short-term borrowings.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION-CONTINUED

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable, and totaled $3.7 million at March 31, 2003. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS NO. 5, "Accounting for Contingencies". At March 31, 2003, the Company recorded no contingent liability as such amounts were not considered material.

Derivatives. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $22.1 million at March 31, 2003. The fair value of the loan commitments was an asset of approximately $219,000 at March 31, 2003. As of March 31, 2003, the Company had sold $14 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $41,000. In addition, the Company sold options to sell mortgage-backed securities with a notional amount of $9 million and was recorded as a derivative liability of approximately $80,000.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO MARCH 31,
------------------------------------------------------------------------------
2003
----

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $252.0 million for the six months ended March 31, 2002, compared to $358.2 million for the six months ended March 31, 2003, primarily as a result of increased business banking lending activity and increased residential lending activity which included significant refinancing activities due to decreased interest rates. A portion of these loan originations were financed through loan principal repayments, which amounted to $177.9 million and $212.2 million for the six month periods ended March 31, 2002 and 2003, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the six month period ended March 31, 2002, the Company sold $53.0 million in mortgage loans held for sale, compared to $62.5 million sold for the six month period ended March 31, 2003. Loan originations increased as a result of falling interest rates over the last two years. Consequently, the Bank has experienced prepayment of a portion of its mortgage and commercial loan portfolio. A portion of the Bank's adjustable rate residential mortgage loans were refinanced into conforming fixed rate mortgage loans. A significant portion of these fixed rate loans were then sold into the secondary market.

During the six month period ended March 31, 2003, the Company securitized $43.0 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a gain on sale of $1.41 million, which included $593,000 related to Mortgage Servicing Rights. During the six month period ended March 31, 2002, the Company securitized $49.0 million of mortgage loans and concurrently sold these mortgage-backed

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO MARCH 31, 2003-CONTINUED

securities to outside third parties and recognized a gain on sale of $1.0 million, which included $722,000 related to mortgage servicing rights. The gain is included in gains sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of loans receivable held for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold.

For the six-month period ended March 31, 2002, the Company purchased $94.6 million in investment and mortgage-backed securities. For the six-month period ended March 31, 2003, the Company purchased $152.5 million in investment and mortgage-backed securities. These purchases during the six-month period ended March 31, 2003 were funded primarily by repayments of $87.7 million within the securities portfolio and sales of investment securities of $53.4 million.

Overall the Bank experienced an increase of $34.1 million in deposits for the six-month period ended March 31, 2003. For the six-month period ended March 31, 2003, transaction accounts increased $27.7 million, passbook and statement savings accounts increased $3.9 million, and certificate accounts increased $2.5 million. At March 31, 2003, the Company had $180.5 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Company. At March 31, 2003, the Company had commitments to originate $28.3 million in mortgage loans, and $42.5 million in undisbursed lines of credit, which the Company expects to fund from normal operations. Additionally, at March 31, 2003, the Company had outstanding available lines for federal funds of $20 million.

As a result of $5.5 million in net income, less the cash dividends paid to stockholders of approximately $1.2 million, proceeds of approximately $500,000 from the exercise of stock options, $342,000 of treasury stock repurchases, and the net decrease in unrealized gain on securities available for sale, net of income tax of $200,000, stockholders' equity increased from $66.4 million at September 30, 2002 to $70.7 million at March 31, 2003.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $67.0 million at March 31, 2003, exceeding the core capital requirement by $35.0 million. At March 31, 2003, the Bank's risk-based capital of approximately $74.4 million exceeded its current risk-based capital requirement by $24.4 million. (For further information see Regulatory Capital Matters).


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2002 AND 2003
-----------------------

GENERAL
-------

Net income increased from $2.5 million for the three months ended March 31, 2002, to $2.8 million for three months ended March 31, 2003, or 11.6%. Net interest income increased $1.3 million primarily as a result of an increase of $1.8 million in interest income, which offset a $472,000 increase in interest expense. Provision for loan losses was $255,000 for the three months ended March 31, 2002 compared to $870,000 for the quarter ended March 31, 2003. Other income increased approximately $1 million. General and administrative expense was $5.4 million for the quarter ended March 31, 2002 compared to $6.7 million for the quarter ended March 31, 2003.

INTEREST INCOME
---------------

Interest income for the three months ended March 31, 2003, increased to $14.7 million as compared to $13.0 million for the three months ended March 31, 2002. The earning asset yield for the three months ended March 31, 2003, was 6.26% compared to a yield of 7.25% for the three months ended March 31, 2002. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003


At March 31, 2001, 2002 and 2003, the one-year treasury rate of interest was approximately 4.19%, 2.66% and 1.32%, respectively. At March 31, 2001, 2002 and 2003, the prime rate interest was approximately 8.0%, 4.75% and 4.25%, respectively. The average yield on loans receivable for the three months ended March 31, 2003, was 6.85% compared to 7.65% for three months ended March 31, 2002. The yield on investments decreased to 5.26% for the three months ended March 31, 2003, from 6.30% for the three months ended March 31, 2002. Total average interest-earning assets were $941.6 for the quarter ended March 31, 2003 as compared to $716.0 million for the quarter ended March 31, 2002. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $82.9 million and investment securities of approximately $141.6 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.6 million for the three months ended March 31, 2003, as compared to $5.2 million for the three months ended March 31, 2002. The average cost of deposits for the three months ended March 31, 2003, was 1.87% compared to 2.38% for the three months ended March 31, 2002. The cost of interest-bearing liabilities was 2.39% for the three months ended March 31, 2003, as compared to 2.92% for the three months ended March 31, 2002. The cost of FHLB advances and reverse repurchase agreements was 4.34% and 1.92%, respectively, for the three months ended March 31, 2003. For the three months ended March 31, 2002, the cost of FHLB advances and reverse repurchase agreements was 4.99% and 2.18%, respectively. Total average interest-bearing liabilities increased from $706.8 million at March 31, 2002 to $941.5 million at March 31, 2003. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $95.7 million. This was accompanied by an increase in reverse repurchase agreements of $87.4 million and FHLB advances of $51.0 million.

NET INTEREST INCOME
-------------------

Net interest income was $9.1 million for the three months ended March 31, 2003, as compared to $7.8 million for the three months ended March 31, 2002. The net interest margin was 3.87% for the three months ended March 31, 2003, compared to 4.33% for the three months ended March 31, 2002. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank expects to experience a reduced margin for the remainder of fiscal 2003.

PROVISION FOR LOAN LOSSES
-------------------------

As a result of the growth in the loan portfolio and increased charge-offs in the second quarter, the provision for loan losses was $870,000 for the three months ended March 31, 2003 compared to $255,000 for the three months ended March 31, 2002. From September 30, 2002 to March 31, 2003, the Company's commercial and consumer loan portfolio increased approximately $51 million. For the three months ended March 31, 2003, net charge-offs were $263,000 compared to net charge-offs of $71,000 for the three months ended March 31, 2002. The allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2003, compared to 1.42% at September 30, 2002 and 1.41% at March 31, 2002. Loans delinquent 90 days or more were .82% of total loans at March 31, 2003, compared to .63% at September 30, 2002. The allowance for loan losses was 170% of loans delinquent more than 90 days at March 31, 2003, as compared to 224% at September 30, 2002. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, current regional and local economic conditions, among other criteria. Principal among the other factors is the economy and geographical location of Horry County, the Company's primary market area. The Horry County economy relies heavily on tourism, a highly cyclical industry. Horry County, located on the Atlantic seaboard, is susceptible to hurricanes and tropical storms, which could result in significant property damage. Furthermore, the Company does not require, as a condition

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003


granting a real estate loan, hurricane insurance on the underlying collateral property and the vast majority of borrowers do not voluntarily obtain hurricane insurance because of its prohibitive cost.


OTHER INCOME
------------

For the three months ended March 31, 2003, other income was $2.7 million compared to $1.7 million for the three months ended March 31, 2002. As a result of increased transaction account balances that were $296.5 million at March 31, 2002 and increased to $371.0 million at March 31, 2003, fees and service charges from deposit accounts were $806,000 for the three months ended March 31, 2003, compared to $743,000 for the three months ended March 31, 2002. As a result of increased loan sales, gain on sale of loans was $604,000 for the quarter March 31, 2003, compared to $256,000 for the quarter ended March 31, 2002. The Bank's margin on loans sold in the secondary market has improved as a result of the low interest rate environment. Gain on sales of securities was $301,000 for the quarter ended March 31, 2003, compared to a loss of $60,000 for the quarter ended March 31, 2002. Other income was $1 million for the three months ended March 31, 2003, as compared to $808,000 for the three months ended March 31, 2002. The increase in other income for the three-month period ended March 31, 2003 is due primarily to $216,000 of income from bank-owned life insurance put into place in December 2002.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $5.4 million for the quarter ended March 31, 2002 compared to $6.7 million for the quarter ended March 31, 2003. Salaries and employee benefits were $3.1 million for the three months ended March 31, 2002, as compared to $3.4 million for the three months ended March 31, 2003, an increase of 12.2%, primarily due to the addition of new Banking Centers and additional business banking Associates. Also as a result of new Banking Centers, net occupancy, furniture and fixtures and data processing expenses increased $288,000 when comparing the two periods. General and administrative expenses also included prepayment penalties on FHLB advances of $564,000 and $196,000 for the quarter ended March 31, 2003 and 2002, respectively. Other expenses were $964,000 for the quarter ended March 31, 2002 and $1.2 million for the quarter ended March 31, 2003. Other expenses included $62,000 of mortgage service rights impairment for the quarter ended March 31, 2003.

INCOME TAXES
------------

Income taxes were $1.4 million for the three months ended March 31, 2002, compared to $1.5 million for the three months ended March 31, 2003.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2002 AND 2003
-----------------------

GENERAL
-------

Net income increased from $4.9 million for the six months ended March 31, 2002, to $5.5 million for six months ended March 31, 2003, or 11.7%. Net interest income increased $2.5 million primarily as a result of an increase of $3.1 million in interest income and a $617,000 increase in interest expense. Provision for loan losses was $505,000 for the six months ended March 31, 2002 compared to $1.3 million for the six months ended March 31, 2003. Other income increased $1.5 million. General and administrative expense was $11.2 million for the six months ended March 31, 2002 compared to $13.5 million for the six months ended March 31, 2003.

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 2003, increased to $29.5 million as compared to $26.4 million for the six months ended March 31, 2002. The earning asset yield for the six months ended March 31, 2003, was 6.32% compared to a yield of 7.41% for the six months ended March 31, 2002. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined. At March 31, 2001, 2002 and 2003, the one-year treasury rate of interest was approximately 4.19%, 2.66% and 1.32%, respectively. At March 31, 2001, 2002 and 2003, the prime rate of interest was approximately 8.0%, 4.75% and 4.25%, respectively. The average yield on loans receivable for the six months ended March 31, 2003, was 6.91% compared to 7.83% for six months ended March 31, 2002. The yield on investments decreased to 5.32% for the six months ended March 31, 2003, from 6.36% for the six months ended March 31, 2002. Total average interest-earning assets were $933.5 for the six months ended March 31, 2003 as compared to $711.5 million for the six months ended March 31, 2002. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $75.2 million and investment securities of approximately $146.8 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $11.4 million for the six months ended March 31, 2003, as compared to $10.8 million for the six months ended March 31, 2002. The average cost of deposits for the six months ended March 31, 2003, was 1.97% compared to 2.54% for the six months ended March 31, 2002. The cost of interest-bearing liabilities was 2.48% for the six months ended March 31, 2003, as compared to 3.08% for the six months ended March 31, 2002. The cost of FHLB advances and reverse repurchase agreements was 4.39% and 1.96%, respectively, for the six months ended March 31, 2003. For the six months ended March 31, 2002, the cost of FHLB advances and reverse repurchase agreements was 5.18% and 2.52%, respectively. Total average interest-bearing liabilities increased from $702.0 million at March 31, 2002 to $923.6 million at March 31, 2003. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $105.6 million. This was accompanied by an increase in reverse repurchase agreements of $64.7 million and FHLB advances of $50.9 million.

NET INTEREST INCOME
-------------------

Net interest income was $18.0 million for the six months ended March 31, 2003, as compared to $15.5 million for the six months ended March 31, 2002. The net interest margin was 3.84% for the six months ended March 31, 2003, compared to 4.33% for the six months ended March 31, 2002. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank expects to experience a reduced margin for the remainder of fiscal 2003.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003


PROVISION FOR LOAN LOSSES
-------------------------

As a result of the growth in the loan portfolio and increased charge-offs for the first six months, the provision for loan losses was $1.3 million for the six months ended March 31, 2003 compared to $505,000 for the six months ended March 31, 2002. From September 30, 2002 to March 31, 2003, the Company's commercial and consumer loan portfolio increased approximately $51 million. For the six months ended March 31, 2003, net charge-offs were $299,000 compared to net charge-offs of $236,000 for the six months ended March 31, 2002. The allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2003, compared to 1.42% at September 30, 2002 and 1.41% at March 31, 2002. Loans delinquent 90 days or more were .82% of total loans at March 31, 2003, compared to .63% at September 30, 2002. The allowance for loan losses was 170% of loans delinquent more than 90 days at March 31, 2003, as compared to 224% at September 30, 2002. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, current regional and local economic conditions, among other criteria. Principal among the other factors is the economy and geographical location of Horry County, the Company's primary market area. The Horry County economy relies heavily on tourism, a highly cyclical industry. Horry County, located on the Atlantic seaboard, is susceptible to hurricanes and tropical storms, which could result in significant property damage. Furthermore, the Company does not require, as a granting a real estate loan, hurricane insurance on the underlying collateral property and the vast majority of borrowers do not voluntarily obtain hurricane insurance because of its prohibitive cost.


OTHER INCOME
------------

For the six months ended March 31, 2003, other income was $5.4 million compared to $3.9 million for the six months ended March 31, 2002. As a result of increased transaction account balances of $296.5 million at March 31, 2002 to $371.0 million at March 31, 2003, fees and service charges from deposit accounts were $1.7 million for the six months ended March 31, 2003, compared to $1.5 million for the six months ended March 31, 2002. As a result of increased loan sales, gain on sale of loans was $1.4 million for the six months ended March 31, 2003, compared to $812,000 for the six months ended March 31, 2002. The Company's margin on loans sold in the secondary market has improved as a result of the low interest rate environment. Gain on sales of securities was $515,000 for the six months ended March 31, 2003, compared to $71,000 for the six months ended March 31, 2002. Other income was $1.9 million for the six months ended March 31, 2003, as compared to $1.6 million for the six months ended March 31, 2002. The increase in other income is due primarily to $224,000 of income on bank-owned life insurance put into place in December 2002.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $11.2 million for the six months ended March 31, 2002 compared to $13.5 million for the six months ended March 31, 2003. Salaries and employee benefits were $6.1 million for the six months ended March 31, 2002, as compared to $6.6 million for the six months ended March 31, 2003, an increase of 9.3%, primarily due to the addition of new Banking Centers and additional business banking Associates. Also as a result of new Banking Centers, net occupancy, furniture and fixtures and data processing expenses increased $654,000 when comparing the two periods. General and administrative expenses also include prepayment penalties on FHLB advances of $1.7 million and $676,000 for the six ended March 31, 2003 and 2002, respectively. Other expenses were approximately $2.1 million for the six-month period ended March 31, 2002 and $2.2 million for the six-month period ended March 31, 2003. Other expenses included $106,000 of mortgage service rights impairment for the six months ended March 31, 2003.


INCOME TAXES
------------

Income taxes were $2.8 million for the six months ended March 31, 2002, compared to $3.1 million for the six months ended March 31, 2003.

PART I.  FINANCIAL INFORMATION

Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003


REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                                          Categorized as "Well
                                                                                                           Capitalized" Under
                                                                    For Capital                             Prompt Corrective
                                            Actual                Adequacy Purposes                          Action Provision
                                            ------                -----------------                          ----------------

                                    Amount          Ratio          Amount                Ratio             Amount          Ratio
                                    ------          -----          ------                -----             ------          -----
                                                                     (Dollars In Thousands)

As of March 31, 2003:
 Total Capital:                    $74,390         11.91%          $49,978               8.00%             $62,473        10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $66,957         10.72%              N/A                N/A              $37,484         6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $66,957          6.29%          $31,923               3.00%             $53,204         5.00%
   (To Total Assets)
 Tangible Capital:                 $66,957          6.29%          $15,961               1.50%                 N/A          N/A
   (To Total Assets)


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (Statement 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted Statement 145 on July 1, 2002. In connection with this adoption, the Company reclassified losses on early extinguishment of debt of $196,000 and $676,000 that were incurred in the three months and six months ended March 31, 2002, respectively, to prepayment penalties on FHLB advances included under general and administrative expenses.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED COMPARISONS OF THE SIX MONTHS ENDED MARCH 31, 2002 AND 2003


this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS 146 on October 1, 2002 and its adoption did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (Statement 148), "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Statement 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation" (Statement 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 for the three months and six months ended March 31, 2003.

Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders). FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Company upon adoption is currently not known.

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

PART I.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At March 31, 2003, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2002, filed as an exhibit to the Company's Annual Report on Form 10-K.

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

     The Company's data processing system is an integral component of its system of internal controls. The Company is scheduled to undergo a data processing system conversion in May 2003. Although the Company expects the conversion to be successful, no assurances can be given that system conversion issues will not have a material adverse effect on the Company's internal controls.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES



Item 1.  Legal Proceedings
         -----------------

     The Company is a defendant in one lawsuit related to activities in the Bank, arising out of the normal course of business. The subsidiaries are also defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial status.


Item 2.  Changes In Securities and Use of Proceeds
         -----------------------------------------
     Not Applicable.


Item 3.  Defaults Upon Senior Securities
         -------------------------------
     Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Company's annual stockholders meeting held on January 28, 2003 the following items were ratified:

(a) The election as directors of all nominees: James T. Clemmons, Frank A. Thompson, II, and G. David Bishop.

     At the meeting, a total of 10,606,948 votes were entitled to be cast. Votes for James T. Clemmons were 8,188,907 with 200,129 withheld; votes for Frank A. Thompson, II were 8,209,680 with 179,356 withheld, and votes for G. David Bishop were 8,206,679 with 182,357 withheld. The directors whose terms continued and the years their terms expire are as follows: James H. Dusenbury (2004), Michael
C. Gerald (2004), James P. Creel (2005) and James C. Benton (2005).


Item 5.  Other Information
         -----------------
     Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
(a)  Exhibits

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

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES



                    (e)  Employment Agreement with Steven J. Sherry (7)

                    (f)  1990 Stock Option Plan (2)

                    (g)  Directors Performance Plan (3)

                    (h)  Loan Agreement with Bankers Bank (5)

                    (i)  Coastal Financial Corporation 2000 Stock Option Plan
                         (8)

                  99(a)  Chief Executive Officer Certification Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

                    (b)  Chief Financial Officer Certification Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Report on Form 8-K

          None

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

                                           COASTAL FINANCIAL CORPORATION

         May 14, 2003                      /s/ Michael C. Gerald
         ------------                      -------------------------------------
         Date                              Michael C. Gerald
                                           President and Chief Executive Officer

         May 14, 2003                      /s/ Jerry L. Rexroad
         ------------                      -------------------------------------
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



         Date: May 14, 2003                    /s/Michael C. Gerald
               ------------                    ---------------------------------
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



         Date: May 14, 2003             /s/Jerry L. Rexroad
               ------------             ----------------------------------------
                                        Jerry L. Rexroad
                                        Executive Vice President/Chief Financial
                                        Officer