Form 10-Q
period 2003-06-30
COASTAL FINANCIAL CORP /DE
filed 2003-08-14
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended June 30, 2003

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

            YES |X|             NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

            YES |X|             NO |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2003.

Common Stock $.01 Par Value Per Share           11,720,900 Shares
(Class)                                         (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS                                                          PAGE
                                                                           ----

PART I -     Consolidated Financial Information
Item
      1.     Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 2002 and June 30, 2003                        3

             Consolidated Statements of Operations for the three
             months ended June 30, 2002 and 2003                               4

             Consolidated Statements of Operations for the nine
             months ended June 30, 2002 and 2003                               5

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the nine months ended
             June 30, 2002 and 2003                                            6

             Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2002 and 2003                             7-8

             Notes to Consolidated Financial Statements                     9-14

      2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 14-23

      3.     Quantitative and Qualitative Disclosures About                   23
             Market Risk

      4.     Controls and procedures                                          23

Part II -    Other Information
Item
      1.     Legal Proceedings                                                24

      2.     Changes in Securities and Use of Proceeds                        24

      3.     Defaults Upon Senior Securities                                  24

      4.     Submission of Matters to a Vote of Securities Holders            24

      5.     Other information                                                24

      6.     Exhibits and Reports on Form 8-K                              24-25

Signatures                                                                    26

Exhibits

      31 (a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) 27

         (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) 28

      32 (a) Section 1350 Certification (Chief Executive Officer)             29

         (b) Section 1350 Certification (Chief Financial Officer)             30

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30,        June 30,
                                                       2002               2003
                                                   -------------      -----------
                                                               (Unaudited)
                                                             (In thousands,
                                                           except share data)
ASSETS:
Cash and amounts due from banks                     $    25,802       $    30,650
Short-term interest-bearing deposits                         --             1,971
Investment securities available for sale                  2,014             9,711
Mortgage-backed securities available for sale           331,808           362,951
Loans receivable (net of allowance for
   loan losses of $7,883 at September 30,
   2002 and $9,429 at June 30, 2003)                    536,851           652,557
Loans receivable held for sale                           18,694            18,591
Real estate acquired through foreclosure                  1,046             1,735
Office property and equipment, net                       13,713            15,563
Federal Home Loan Bank stock, at cost                    10,559            10,500
Accrued interest receivable on loans                      2,232             2,475
Accrued interest receivable on securities                 2,019             2,039
Cash value of life insurance                                 --            15,939
Other assets                                              6,058             6,570
                                                    -----------       -----------
                                                    $   950,796       $ 1,131,252
                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                            $   637,081       $   712,922
Securities sold under agreements to repurchase           36,884           113,935
Advances from Federal Home Loan Bank                    189,669           208,991
Other borrowings                                          2,069             4,075
Drafts outstanding                                        2,517             3,737
Advances by borrowers for property taxes
  and insurance                                           1,386             1,402
Accrued interest payable                                  1,473             1,329
Other liabilities                                        13,331            12,652
                                                    -----------       -----------
  Total liabilities                                     884,410         1,059,043
                                                    -----------       -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                   --                --
Common stock, $.01 par value, 15,000,000
   shares authorized; 11,646,499 shares at
   September 30, 2002 and 11,720,900 shares
   at June 30, 2003 issued and outstanding                  116               117
Additional paid-in capital                                9,934            10,028
Retained earnings                                        54,954            61,028
Treasury stock, at cost (430,082 shares at
   September 30, 2002 and 361,192 shares at
   June 30, 2003)                                        (4,376)           (3,694)
Accumulated other comprehensive income,
 net of tax                                               5,758             4,730
                                                    -----------       -----------
  Total stockholders' equity                             66,386            72,209
                                                    -----------       -----------
                                                    $   950,796       $ 1,131,252
                                                    ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

                                                      2002               2003
                                                  ------------       -----------
                                                             (Unaudited)
                                                           (In thousands,
                                                         except share data)
Interest income:
   Loans receivable                               $     10,050       $    10,715
   Investment securities                                   453               502
   Mortgage-backed securities                            2,949             3,526
   Other                                                    46                47
                                                  ------------       -----------
   Total interest income                                13,498            14,790
                                                  ------------       -----------

Interest expense:
   Deposits                                              3,309             2,938
   Securities sold under agreements to
     repurchase                                             92             2,348
   Advances from Federal Home Loan Bank                  1,877               493
                                                  ------------       -----------
   Total interest expense                                5,278             5,779
                                                  ------------       -----------
   Net interest income                                   8,220             9,011
   Provision for loan losses                               350               750
                                                  ------------       -----------
   Net interest income after provision
     for loan losses                                     7,870             8,261
                                                  ------------       -----------

Other income:
   Fees and service charges                                791               889
   Income (loss) from real estate owned                    (38)              111
   Gain on sales of loans held for sale                    213               875
   Gain on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                         70               146
   Other income                                            840               924
                                                  ------------       -----------
                                                         1,876             2,945
                                                  ------------       -----------
General and administrative expenses:
   Salaries and employee benefits                        3,185             3,307
   Net occupancy, furniture and fixtures
     and data processing expense                         1,353             1,490
   FDIC insurance premium                                   23                26
   Prepayment penalties on FHLB advances                   107               750
   Other expenses                                          972             1,278
                                                  ------------       -----------
                                                         5,640             6,851
                                                  ------------       -----------
Income before income taxes                               4,106             4,355
Income taxes                                             1,513             1,575
                                                  ------------       -----------

Net income                                        $      2,593       $     2,780
                                                  ============       ===========

Earnings per common share
      Basic                                       $        .22       $       .24
                                                  ============       ===========
      Diluted                                     $        .22       $       .23
                                                  ============       ===========

Weighted average common shares outstanding
   Basic                                            11,582,000        11,707,000
                                                  ============       ===========
   Diluted                                          11,945,000        12,169,000
                                                  ============       ===========

Dividends per share                               $       . 05       $       .06
                                                  ============       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

                                                      2002               2003
                                                  ------------       -----------
                                                             (Unaudited)
                                                           (In thousands,
                                                         except share data)
Interest income:
   Loans receivable                               $     30,171       $    31,083
   Investment securities                                 1,584             1,517
   Mortgage-backed securities                            7,972            11,563
   Other                                                   126               110
                                                  ------------       -----------
   Total interest income                                39,853            44,273
                                                  ------------       -----------

Interest expense:
   Deposits                                             10,135             9,260
   Securities sold under agreements to
     repurchase                                            314             1,299
   Advances from Federal Home Loan Bank                  5,644             6,652
                                                  ------------       -----------
   Total interest expense                               16,093            17,211
                                                  ------------       -----------
   Net interest income                                  23,760            27,062
   Provision for loan losses                               855             2,055
                                                  ------------       -----------
   Net interest income after provision
     for loan losses                                    22,905            25,007
                                                  ------------       -----------

Other income:
   Fees and service charges                              2,302             2,582
   Income (loss) from real estate owned                   (188)               29
   Gain on sales of loans held for sale                  1,025             2,255
   Gain on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                        141               662
   Other income                                          2,472             2,800
                                                  ------------       -----------
                                                         5,752             8,328
                                                  ------------       -----------
General and administrative expenses:
   Salaries and employee benefits                        9,254             9,941
   Net occupancy, furniture and fixtures
     and data processing expense                         3,634             4,425
   FDIC insurance premium                                   70                78
   Prepayment penalties on FHLB advances                   782             2,428
   Other expenses                                        3,052             3,526
                                                  ------------       -----------
                                                        16,792            20,398
                                                  ------------       -----------
Income before income taxes                              11,865            12,937
Income taxes                                             4,345             4,652
                                                  ------------       -----------

Net income                                        $      7,520       $     8,285
                                                  ============       ===========

Earnings per common share
      Basic                                       $        .64       $       .71
                                                  ============       ===========
      Diluted                                     $        .63       $       .68
                                                  ============       ===========

Weighted average common shares outstanding
   Basic                                            11,688,000        11,673,000
                                                  ============       ===========
   Diluted                                          11,989,000        12,188,000
                                                  ============       ===========

Dividends per share                               $        .14       $       .16
                                                  ============       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

                                                                                              Accumulated
                                                                                                 Other
                                                                                                Compre-
                                               Additional                                       hensive           Total
                                  Common        Paid-In        Retained         Treasury         Income        Stockholders'
                                  Stock         Capital        Earnings          Stock           (Loss)           Equity
                                  -----        ----------      --------         --------      ------------     -------------
                                                                       (Unaudited)
                                                                     (In thousands)
Balance at September
  30, 2001                        $ 118         $ 9,733        $ 47,496         $(3,620)        $ 3,521         $ 57,248
Net income                           --              --           7,520              --              --            7,520
Other comprehensive
 loss:
 Unrealized gains arising
 during period, net of
 taxes of $431                       --              --              --              --             704               --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $54                 --              --              --              --             (87)              --
                                                                                                -------
Other comprehensive income           --              --              --              --             617              617
                                                                                                -------         --------
Comprehensive income                 --              --              --              --              --            8,137
                                                                                                                --------
Treasury stock repurchases           (2)             --              --          (2,241)             --           (2,243)
Exercise of stock
  options                            --              --            (481)            963              --              482
Cash dividends                       --              --          (1,639)             --              --           (1,639)
                                  -----         -------        --------         -------         -------         --------
Balance at June
  30, 2002                        $ 116         $ 9,733        $ 52,896         $(4,898)        $ 4,138         $ 61,985
                                  =====         =======        ========         =======         =======         ========

Balance at September
  30, 2002                        $ 116         $ 9,934        $ 54,954         $(4,376)        $ 5,758         $ 66,386
Net income                           --              --           8,285              --              --            8,285
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $378                 --              --              --              --            (618)              --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $252                --              --              --              --            (410)              --
                                                                                                -------
Other comprehensive loss             --              --              --              --          (1,028)          (1,028)
                                                                                                -------         --------
Comprehensive income                 --              --              --              --              --            7,257
                                                                                                                --------
Treasury stock repurchases           --              --              --            (342)             --             (342)
Exercise of stock
  options                             1              94            (338)          1,024              --              781
Cash dividends                       --              --          (1,873)             --              --           (1,873)
                                  -----         -------        --------         -------         -------         --------
Balance at June
  30, 2003                        $ 117         $10,028        $ 61,028         $(3,694)        $ 4,730         $ 72,209
                                  =====         =======        ========         =======         =======         ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

                                                               2002            2003
                                                             ---------      ---------
                                                                   (Unaudited)
                                                                  (In thousands)
Cash flows from operating activities:
  Net earnings                                               $   7,520      $   8,285
  Adjustments to reconcile net income to net
       cash provided by operating activities:
  Depreciation                                                   1,510          1,794
  Provision for loan losses                                        855          2,055
  Gain on sale of investment securities
       available for sale and mortgage-backed
       securities available for sale                              (141)          (662)
Gain on sale of real estate acquired through foreclosure            --           (153)
  Prepayment penalties on FHLB advances                            782          2,428
  Origination of loans receivable held for sale                (67,940)       (96,000)
  Proceeds from sales of loans receivable held for sale         69,713         96,103
  Impairment loss from write-down of mortgage
       servicing rights                                             --            262
(Increase) decrease in:
       Cash value of life insurance                                 --           (439)
       Accrued interest receivable                                 259           (263)
       Other assets                                             (2,158)          (774)
 Increase (decrease) in:
       Accrued interest payable                                      3           (144)
       Other liabilities                                           620            (49)
                                                             ---------      ---------

       Net cash provided by operating activities                11,023         12,443
                                                             ---------      ---------

Cash flows from investing activities:
  Issuer exercise of call of investment
         securities available for sale                              --          2,000
  Purchases of investment securities available for sale             --         (9,729)
  Origination of loans receivable                             (299,656)      (374,638)
  Purchases of loans receivable                                   (233)            --
  Principal collected on loans receivable                      263,855        254,950
  Purchases of mortgage-backed securities
       available for sale                                     (152,334)      (265,879)
  Proceeds from sales of mortgage-backed
       securities available for sale                            40,023         86,083
  Principal collected on mortgage-backed
       securities, net                                          57,453        147,689
  Proceeds from sale of real estate
       acquired through foreclosure, net                           859          1,391
  Purchases of office properties and equipment                  (2,261)        (3,644)
  (Purchases) sales of FHLB stock, net                            (685)            59
  Purchase of bank-owned life insurance                             --        (15,500)
                                                             ---------      ---------

       Net cash used in investing activities                   (92,979)      (177,218)
                                                             ---------      ---------

                                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003 (CONTINUED)

                                                                   2002           2003
                                                                ---------      ---------
                                                                       (Unaudited)
                                                                     (In thousands)
Cash flows from financing activities:
  Increase in deposits, net                                     $  85,449      $  75,841
  Increase in securities sold under
   agreement to repurchase, net                                     1,187         77,051
  Proceeds from FHLB advances                                     212,762        486,861
  Repayment of FHLB advances                                     (206,531)      (467,539)
  Prepayment penalties on FHLB advances                              (782)        (2,428)
  Proceeds from other borrowings                                       --          2,006
  (Decrease) increase in advance payments by borrowers
   for property taxes and insurance, net                             (233)            16
  (Decrease) increase in drafts outstanding, net                     (298)         1,220
  Repurchase of treasury stock, at cost                            (2,243)          (342)
  Dividends to stockholders                                        (1,639)        (1,873)
  Exercise of stock options                                           482            781
                                                                ---------      ---------

       Net cash provided by financing activities                   88,154        171,594
                                                                ---------      ---------

       Net increase in cash and cash equivalents                    6,198          6,819
                                                                ---------      ---------
Cash and cash equivalents at beginning
  of the period                                                    34,320         25,802
                                                                ---------      ---------
Cash and cash equivalents at end
  of the period                                                 $  40,518      $  32,621
                                                                =========      =========

Supplemental information:
  Interest paid                                                 $  16,090      $  17,355
                                                                =========      =========

  Income taxes paid                                             $   6,455      $   3,697
                                                                =========      =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure                               $     458      $   1,927
                                                                =========      =========

  Stock options exercised by the surrender
       of outstanding common shares                             $      --      $      77
                                                                =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the nine-month period ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended September 30, 2002, included in the Company's 2002 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior year amounts have been reclassified to conform to current year presentation.

(2) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                  September 30,        June 30,
                                                      2002               2003
                                                  -------------       ---------
                                                            (Unaudited)
                                                           (In thousands)
First mortgage loans:
   Single family to 4 family units                  $ 233,571         $ 266,514
   Other, primarily commercial real estate            202,117           242,974
   Residential construction loans                      17,771            26,492
   Commercial construction loans                       30,439            51,602

Consumer and commercial loans:
   Installment consumer loans                          12,882            16,137
   Mobile home loans                                    3,446             2,687
   Savings account loans                                1,613             2,172
   Equity lines of credit                              24,273            27,245
   Commercial and other loans                          18,377            25,504
                                                    ---------         ---------
                                                      544,489           661,327
Less:
   Allowance for loan losses                            7,883             9,429
   Deferred loan costs, net                              (245)             (659)
                                                    ---------         ---------

                                                    $ 536,851         $ 652,557
                                                    =========         =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                     Nine Months Ended June 30,
                                                     --------------------------
                                                          2002        2003
                                                         ------      ------
                                                            (Unaudited)
                                                       (Dollars in thousands)

Allowance at beginning of period                         $7,159      $7,883
Provision for loan losses                                   855       2,055
                                                         ------      ------
Recoveries:
 Residential real estate                                     --          --
 Commercial real estate                                      --          13
 Consumer                                                    23          26
                                                         ------      ------
   Total recoveries                                          23          39
                                                         ------      ------

Charge-offs:
 Residential real estate                                     57          39
 Commercial real estate                                      --         177
 Consumer                                                   367         332
                                                         ------      ------
   Total charge-offs                                        424         548
                                                         ------      ------
   Net charge-offs                                          401         509
                                                         ------      ------
 Allowance at end of period                              $7,613      $9,429
                                                         ======      ======

Ratio of allowance to total net loans
 outstanding at the end of the period                      1.42%       1.40%
                                                         ======      ======

Ratio of net charge-offs to average
 total loans outstanding during the period
 (annualized)                                               .10%        .11%
                                                         ======      ======

Non-accrual loans, which are loans over ninety days delinquent, totaled approximately $3.8 million and $5.9 million at June 30, 2002 and 2003, respectively. For the nine months ended June 30, 2003 and 2002, interest income, which would have been recorded, would have been approximately $461,000 and $244,000, respectively, had non-accruing loans been current in accordance with their original terms.

At June 30, 2003, impaired loans totaled $5.0 million. There were $3.0 million in impaired loans at June 30, 2002. Included in the allowance for loan losses at June 30, 2003 was $376,000 related to impaired loans compared to $234,000 at June 30, 2002. The average recorded investment in impaired loans for the nine months ended June 30, 2003 was $3.8 million compared to $3.2 million for the nine months ended June 30, 2002. Interest income of $28,000 and $60,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2003, respectively. Interest income of $14,000 and $21,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2002, respectively.

(3) DEPOSITS

Deposits consist of the following:

                                  September 30, 2002                June 30, 2003
                               ------------------------        ------------------------
                                               Weighted                        Weighted
                                                Average                         Average
                                Amount           Rate           Amount           Rate
                               --------        --------        --------        --------
                                                       (Unaudited)
                                                     (In thousands)
Transaction accounts           $343,308          1.41%         $389,019           .93%
Passbook and statement
  savings accounts               39,092          1.12            58,352          1.38
Certificate accounts            254,681          3.46           265,551          2.83
                               --------                        --------
                               $637,081          2.21%         $712,922          1.68%
                               ========                        ========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                  September 30, 2002                June 30, 2003
                               ------------------------        ------------------------
                                               Weighted                        Weighted
                                                Average                         Average
                                Amount           Rate           Amount           Rate
                               --------        --------        --------        --------
Maturing within:                                       (Unaudited)
                                                     (In thousands)
1 year                         $ 32,350          2.14%         $  5,300          1.50%
2 years                          11,235          2.34               735          2.82
3 years                          25,500          6.24            17,520          5.16
4 years                           3,270          4.98             1,208          2.90
5 years                           6,223          3.39             5,641          3.15
After 5 years                   111,091          5.23           178,587          4.38
                               --------                        --------
                               $189,669          4.61%         $208,991          4.32%
                               ========                        ========

At September 30, 2002, and June 30, 2003, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $219.8 million and $254.3 million, respectively, as collateral for FHLB advances. At September 30, 2002, included in the three, four, five and after five years maturities were $109.0 million of advances subject to call provisions. At June 30, 2003, included in the three and after five years maturities were $155.0 million, with a weighted average rate of 4.45%, of advances subject to call provisions. Callable advances at June 30, 2003 are summarized as follows: $57.0 million callable in fiscal 2003, with a weighted average rate of 5.32%; $31.0 million callable in fiscal 2006, with a weighted average rate of 6.18%; $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%; and $32.0 million callable in fiscal 2008, with a weighted average rate of 2.92%. Call provisions are more likely to be exercised by the FHLB when interest rates rise.

(5) EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended June 30, 2002 and 2003, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine months ended June 30, 2002 and 2003, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. At June 30, 2003 a total of 231,374 options with exercise prices ranging from $12.22 to $13.59 per share were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                  For the Quarter Ended June 30,
                                                           (Unaudited)

                                       2002                2002    2003                2003
                                       ------------------------    ------------------------
                                       BASIC            DILUTED    BASIC            DILUTED
                                       ------------------------    ------------------------
Weighted average shares outstanding    11,582,000    11,582,000    11,707,000    11,707,000
Effect of dilutive securities-
  Stock options                                --       363,000            --       462,000
                                       ------------------------    ------------------------
                                       11,582,000    11,945,000    11,707,000    12,169,000
                                       ========================    ========================

                                                For the Nine Months Ended June 30,
                                                           (Unaudited)

                                       2002                2002    2003                2003
                                       ------------------------    ------------------------
                                       BASIC            DILUTED    BASIC            DILUTED
                                       ------------------------    ------------------------
Weighted average shares outstanding    11,688,000    11,688,000    11,673,000    11,673,000
Effect of dilutive securities-
  Stock options                                --       301,000            --       515,000
                                       ------------------------    ------------------------
                                       11,688,000    11,989,000    11,673,000    12,188,000
                                       ========================    ========================

(6) STOCK-BASED COMPENSATION

At June 30, 2003, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 16 of the Notes to Consolidated Financial Statements included in the Company's 10-K for the year ended September 30, 2002. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      2002        2003
                                                     ------      ------
                                                        (Unaudited)
                                                    (Dollars in thousands)
Net income, as reported                              $2,593      $2,780
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                     (116)       (126)
                                                     ------      ------
Pro forma net income                                 $2,477      $2,654
                                                     ======      ======

Basic earnings per share:
   As reported                                       $  .22      $  .24
                                                     ======      ======
   Pro forma                                         $  .21      $  .23
                                                     ======      ======

Diluted earnings per share:
   As reported                                       $  .22      $  .23
                                                     ======      ======
   Pro forma                                         $  .21      $  .22
                                                     ======      ======

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  Nine Months Ended June 30,
                                                  --------------------------
                                                      2002        2003
                                                     ------      ------
                                                        (Unaudited)
                                                    (Dollars in thousands)
Net income, as reported                              $7,520      $8,285
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                     (362)       (378)
                                                     ------      ------
Pro forma net income                                 $7,158      $7,907
                                                     ======      ======

Basic earnings per share:
   As reported                                       $  .64      $  .71
                                                     ======      ======
   Pro forma                                         $  .61      $  .68
                                                     ======      ======

Diluted earnings per share:
   As reported                                       $  .63      $  .68
                                                     ======      ======
   Pro forma                                         $  .60      $  .65
                                                     ======      ======

(7)  COMMON STOCK DIVIDEND

On May 27, 2003, the Company declared a 10% stock dividend, aggregating approximately 1,065,000 shares. All share and per share data have been retroactively restated for the stock dividend.

(8)  GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable, and totaled $3.6 million at June 30, 2003. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS NO. 5, "Accounting for Contingencies". At June 30, 2003, the Company recorded no contingent liability as such amounts were not considered material.


(9)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $33.8 million at June 30, 2003. The fair value of the loan commitments was an asset of approximately $273,000 at June 30, 2003. As of June 30, 2003, the Company had sold $27 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $186,000. In addition, the Company sold options to sell mortgage-backed securities with a notional amount of $3 million and was recorded as a derivative liability of approximately $5,000.


(10) EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (Statement 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted Statement 145 on July 1, 2002. In connection with this adoption, the Company reclassified losses on early extinguishment of debt of $107,000 and $782,000 that were incurred in the three months and nine months ended June 30, 2002, respectively, to prepayment penalties on FHLB advances included under general and administrative expenses.

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

The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At June 30, 2003 and September 30, 2002, the Company had no interests in non-consolidated special purpose entities.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2003, unfunded business and retail lines of credit commitments totaled $44.7 million. Unused business and personal credit card lines, which totaled $12.7 million at June 30, 2003, are generally for short-term borrowings.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION-CONTINUED

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable, and totaled $3.6 million at June 30, 2003. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. As such, there are no "stand-ready obligations" in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS NO. 5, "Accounting for Contingencies". At June 30, 2003, the Company recorded no contingent liability as such amounts were not considered material.

Derivatives. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $33.8 million at June 30, 2003. The fair value of the loan commitments was an asset of approximately $273,000 at June 30, 2003. As of June 30, 2003, the Company had sold $27 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $186,000. In addition, the Company sold options to sell mortgage-backed securities with a notional amount of $3 million and was recorded as a derivative liability of approximately $5,000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO JUNE 30,
2003

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets.

The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $367.6 million for the nine months ended June 30, 2002, compared to $470.6 million for the nine months ended June 30, 2003, primarily as a result of increased business banking lending activity and increased residential lending activity which included significant refinancing activities due to decreased interest rates. A portion of these loan originations were financed through loan principal repayments, which amounted to $263.9 million and $255.0 million for the nine month periods ended June 30, 2002 and 2003, respectively. In addition, the Company sells certain loans in the secondary market to finance future loan originations. Generally, these loans have consisted only of mortgage loans, which have been originated within the previous year. For the nine month period ended June 30, 2002, the Company sold $69.7 million in mortgage loans held for sale, compared to $96.1 million sold for the nine month period ended June 30, 2003. Loan originations increased as a result of falling interest rates over the last two years. Consequently, the Bank has experienced prepayment of a portion of its mortgage and commercial loan portfolio. A portion of the Bank's adjustable rate residential mortgage loans were refinanced into conforming fixed rate mortgage loans. A significant portion of these fixed rate loans were then sold into the secondary market.

During the nine month period ended June 30, 2003, the Company securitized $62.5 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $2.2 million, which included $850,000 related to mortgage servicing rights. During the nine month period ended June 30, 2002, the Company securitized $64.7 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $1.0

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2002 TO JUNE 30, 2003-CONTINUED

million, which included $951,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of loans receivable held for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold.

For the nine-month period ended June 30, 2002, the Company purchased $152.3 million in investment and mortgage-backed securities. For the nine-month period ended June 30, 2003, the Company purchased $275.6 million in investment and mortgage-backed securities. These purchases during the nine-month period ended June 30, 2003 were funded primarily by repayments of $149.7 million within the securities portfolio and sales of mortgage-backed securities of $86.1 million.

Overall the Bank experienced an increase of $75.8 million in deposits for the nine-month period ended June 30, 2003. For the nine-month period ended June 30, 2003, transaction accounts increased $45.7 million, statement savings accounts increased $19.3 million, and certificate accounts increased $10.9 million. At June 30, 2003, the Company had $199.6 million of certificates of deposits, which were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Company. At June 30, 2003, the Company had commitments to originate $39.3 million in mortgage loans, and $44.7 million in undisbursed lines of credit, which the Company expects to fund from normal operations. At June 30, 2003, the Company had $76.5 million available in FHLB advances. Additionally, at June 30, 2003, the Company had outstanding available lines for federal funds of $20.0 million.

As a result of $8.3 million in net income, less the cash dividends paid to stockholders of approximately $1.9 million, proceeds of approximately $780,000 from the exercise of stock options, $342,000 of treasury stock repurchases, and the net decrease in unrealized gain on securities available for sale, net of income tax of $1.0 million, stockholders' equity increased from $66.4 million at September 30, 2002 to $72.2 million at June 30, 2003.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $71.2 million at June 30, 2003, exceeding the core capital requirement by $37.3 million. At June 30, 2003, the Bank's risk-based capital of approximately $79.3 million exceeded its current risk-based capital requirement by $25.2 million. (For further information see Regulatory Capital Matters).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

GENERAL

Net income increased from $2.6 million for the three months ended June 30, 2002, to $2.8 million for three months ended June 30, 2003, or 7.21%. Net interest income increased $791,000 primarily as a result of an increase of $1.3 million in interest income, which offset a $501,000 increase in interest expense. Provision for loan losses was $350,000 for the three months ended June 30, 2002 compared to $750,000 for the quarter ended June 30, 2003. Other income increased approximately $1.1 million. General and administrative expense was $5.6 million for the quarter ended June 30, 2002 compared to $6.9 million for the quarter ended June 30, 2003.

INTEREST INCOME

Interest income for the three months ended June 30, 2003, increased to $14.8 million as compared to $13.5 million for the three months ended June 30, 2002. The earning asset yield for the three months ended June 30, 2003, was 5.96% compared to a yield of 7.10% for the three months ended June 30, 2002. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

At June 30, 2001, 2002 and 2003, the one-year treasury rate of interest was approximately 3.60%, 2.10% and 1.02%, respectively. At June 30, 2001, 2002 and 2003, the prime rate interest was approximately 6.75%, 4.75% and 4.00%, respectively. The average yield on loans receivable for the three months ended June 30, 2003, was 6.61% compared to 7.53% for three months ended June 30, 2002. The yield on investments decreased to 4.83% for the three months ended June 30, 2003, from 6.20% for the three months ended June 30, 2002. Total average interest-earning assets were $992.7 for the quarter ended June 30, 2003 as compared to $760.2 million for the quarter ended June 30, 2002. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $115.2 million and investment securities of approximately $113.8 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $5.8 million for the three months ended June 30, 2003, as compared to $5.3 million for the three months ended June 30, 2002. The average cost of deposits for the three months ended June 30, 2003, was 1.73% compared to 2.28% for the three months ended June 30, 2002. The cost of interest-bearing liabilities was 2.32% for the three months ended June 30, 2003, as compared to 2.83% for the three months ended June 30, 2002. The cost of FHLB advances and reverse repurchase agreements was 4.46% and 1.90%, respectively, for the three months ended June 30, 2003. For the three months ended June 30, 2002, the cost of FHLB advances and reverse repurchase agreements was 5.08% and 2.21%, respectively. Total average interest-bearing liabilities increased from $746.2 million at June 30, 2002 to $996.6 million at June 30, 2003. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $99.3 million. This was accompanied by an increase in reverse repurchase agreements of $86.6 million and FHLB advances of $62.8 million.

NET INTEREST INCOME

Net interest income was $9.0 million for the three months ended June 30, 2003, as compared to $8.2 million for the three months ended June 30, 2002. The net interest margin was 3.64% for the three months ended June 30, 2003, compared to 4.27% for the three months ended June 30, 2002. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank expects to experience a reduced margin for the remainder of fiscal 2003.

PROVISION FOR LOAN LOSSES

As a result of the growth in the loan portfolio and increased charge-offs in the third quarter, the provision for loan losses was $750,000 for the three months ended June 30, 2003 compared to $350,000 for the three months ended June 30, 2002. From September 30, 2002 to June 30, 2003, the Company's commercial and consumer loan portfolio, which generally involve a higher degree of risk than residential loans, increased approximately $75.2 million. For the three months ended June 30, 2003, net charge-offs were $210,000 compared to net charge-offs of $165,000 for the three months ended June 30, 2002. The allowance for loan losses as a percentage of total loans was 1.40% at June 30, 2003, compared to 1.42% at September 30, 2002 and 1.42% at June 30, 2002. Loans delinquent 90 days or more were .88% of total loans at June 30, 2003, compared to .63% at September 30, 2002. The allowance for loan losses was 160% of loans delinquent more than 90 days at June 30, 2003, as compared to 224% at September 30, 2002. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, current regional and local economic conditions, among other criteria. Principal among the other factors is the economy and geographical location of Horry County, the Company's primary market area. The Horry County economy relies heavily on tourism, a highly cyclical industry. Furthermore, the Company generally does not require, as a condition for

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

granting a real estate loan, business interruption insurance on the underlying collateral property and the vast majority of borrowers do not voluntarily obtain business interruption insurance because of its prohibitive cost. Consequently, a major weather related event could result in increased provision for loan losses.

OTHER INCOME

For the three months ended June 30, 2003, other income was $2.9 million compared to $1.9 million for the three months ended June 30, 2002. As a result of increased transaction account balances that were $339.6 million at June 30, 2002 and increased to $389.0 million at June 30, 2003, fees and service charges from deposit accounts were $889,000 for the three months ended June 30, 2003, compared to $791,000 for the three months ended June 30, 2002. During the three months ended June 30, 2002, the company sold $16.8 million of loans held for sale compared to $32.9 million for the three months ended June 30, 2003. As a result of increased loan sales, gain on sale of loans was $875,000 for the quarter ended June 30, 2003, compared to $213,000 for the quarter ended June 30, 2002. The Bank's margin on loans sold in the secondary market has improved as a result of the low interest rate environment. Gain on sales of securities was $146,000 for the quarter ended June 30, 2003, compared to $70,000 for the quarter ended June 30, 2002. Other income was $924,000 for the three months ended June 30, 2003, as compared to $840,000 for the three months ended June 30, 2002. The increase in other income for the three-month period ended June 30, 2003 is due primarily to $215,000 of income from bank-owned life insurance purchased in December 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5.6 million for the quarter ended June 30, 2002 compared to $6.9 million for the quarter ended June 30, 2003. Salaries and employee benefits were $3.2 million for the three months ended June 30, 2002, as compared to $3.3 million for the three months ended June 30, 2003, an increase of 3.8%, primarily due to the addition of new Banking Centers and additional business banking Associates. Also as a result of new Banking Centers, net occupancy, furniture and fixtures and data processing expenses increased $137,000 when comparing the two periods. General and administrative expenses also included prepayment penalties on FHLB advances of $750,000 for the quarter ended June 30, 2003 compared to $107,000 for the quarter ended June 30, 2002 . Other expenses were $972,000 for the quarter ended June 30, 2002 and $1.3 million for the quarter ended June 30, 2003. Other expenses included $155,000 of mortgage service rights impairment for the quarter ended June 30, 2003.

INCOME TAXES

Income taxes were $1.5 million for the three months ended June 30, 2002, compared to $1.6 million for the three months ended June 30, 2003.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

GENERAL

Net income increased from $7.5 million for the nine months ended June 30, 2002, to $8.3 million for nine months ended June 30, 2003, or 10.2%. Net interest income increased $3.3 million primarily as a result of an increase of $4.4 million in interest income and a $1.1 million increase in interest expense. Provision for loan losses was $855,000 for the nine months ended June 30, 2002 compared to $2.1 million for the nine months ended June 30, 2003. Other income increased $2.6 million. General and administrative expense was $16.8 million for the nine months ended June 30, 2002 compared to $20.4 million for the nine months ended June 30, 2003.

INTEREST INCOME

Interest income for the nine months ended June 30, 2003, increased to $44.3 million as compared to $39.9 million for the nine months ended June 30, 2002. The earning asset yield for the nine months ended June 30, 2003, was 6.18% compared to a yield of 7.28% for the nine months ended June 30, 2002. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined. At June 30, 2001, 2002 and 2003, the one-year treasury rate of interest was approximately 3.60%, 2.10% and 1.02%, respectively. At June 30, 2001, 2002 and 2003, the prime rate of interest was approximately 6.75%, 4.75% and 4.00%, respectively. The average yield on loans receivable for the nine months ended June 30, 2003, was 6.80% compared to 7.73% for nine months ended June 30, 2002. The yield on investments decreased to 5.16% for the nine months ended June 30, 2003, from 6.30% for the nine months ended June 30, 2002. Total average interest-earning assets were $955.4 for the nine months ended June 30, 2003 as compared to $735.8 million for the nine months ended June 30, 2002. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $88.5 million and investment securities of approximately $135.8 million.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $17.2 million for the nine months ended June 30, 2003, as compared to $16.1 million for the nine months ended June 30, 2002. The average cost of deposits for the nine months ended June 30, 2003, was 1.88% compared to 2.45% for the nine months ended June 30, 2002. The cost of interest-bearing liabilities was 2.42% for the nine months ended June 30, 2003, as compared to 2.98% for the nine months ended June 30, 2002. The cost of FHLB advances and reverse repurchase agreements was 4.41% and 1.85%, respectively, for the nine months ended June 30, 2003. For the nine months ended June 30, 2002, the cost of FHLB advances and reverse repurchase agreements was 5.15% and 1.86%, respectively. Total average interest-bearing liabilities increased from $716.7 million at June 30, 2002 to $947.9 million at June 30, 2003. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $103.5 million. This was accompanied by an increase in reverse repurchase agreements of $72.0 million and FHLB advances of $54.9 million.

NET INTEREST INCOME

Net interest income was $27.1 million for the nine months ended June 30, 2003, as compared to $23.8 million for the nine months ended June 30, 2002. The net interest margin was 3.76% for the nine months ended June 30, 2003, compared to 4.30% for the nine months ended June 30, 2002. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a portion of the Bank's loan portfolio will continue to be subject to refinancing at lower rates. It is expected that refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

borrowings. Should interest rates remain at these historically low levels, the Bank expects to experience a reduced margin for the remainder of fiscal 2003.

PROVISION FOR LOAN LOSSES

As a result of the growth in the loan portfolio and increased charge-offs for the first nine months, the provision for loan losses was $2.1 million for the nine months ended June 30, 2003 compared to $855,000 for the nine months ended June 30, 2002. From September 30, 2002 to June 30, 2003, the Company's commercial and consumer loan portfolio, which generally involve a higher degree of risk than residential loans, increased approximately $75.2 million. For the nine months ended June 30, 2003, net charge-offs were $509,000 compared to net charge-offs of $401,000 for the nine months ended June 30, 2002. The allowance for loan losses as a percentage of total loans was 1.40% at June 30, 2003, compared to 1.42% at September 30, 2002 and 1.42% at June 30, 2002. Loans delinquent 90 days or more were .88% of total loans at June 30, 2003, compared to .63% at September 30, 2002. The allowance for loan losses was 160% of loans delinquent more than 90 days at June 30, 2003, as compared to 224% at September 30, 2002. Management believes that the current level of allowance is adequate considering the Company's current loss experience and delinquency trends, current regional and local economic conditions, among other criteria. Principal among the other factors is the economy and geographical location of Horry County, the Company's primary market area. The Horry County economy relies heavily on tourism, a highly cyclical industry. Furthermore, the Company generally does not require, as a condition for granting a real estate loan, business interruption insurance on the underlying collateral property and the vast majority of borrowers do not voluntarily obtain business interruption insurance because of its prohibitive cost. Consequently, a major weather related event could result in increased provision for loan losses.

OTHER INCOME

For the nine months ended June 30, 2003, other income was $8.3 million compared to $5.8 million for the nine months ended June 30, 2002. As a result of increased transaction account balances of $339.6 million at June 30, 2002 to $389.0 million at June 30, 2003, fees and service charges from deposit accounts were $2.6 million for the nine months ended June 30, 2003, compared to $2.3 million for the nine months ended June 30, 2002. As a result of increased loan sales, gain on sale of loans was $2.3 million for the nine months ended June 30, 2003, compared to $1.0 million for the nine months ended June 30, 2002. The Company's margin on loans sold in the secondary market has improved as a result of the low interest rate environment. Gain on sales of securities was $662,000 for the nine months ended June 30, 2003, compared to $141,000 for the nine months ended June 30, 2002. Other income was $2.8 million for the nine months ended June 30, 2003, as compared to $2.5 million for the nine months ended June 30, 2002. The increase in other income is due primarily to $439,000 of income on bank-owned life insurance put into place in December 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $16.8 million for the nine months ended June 30, 2002 compared to $20.4 million for the nine months ended June 30, 2003. Salaries and employee benefits were $9.3 million for the nine months ended June 30, 2002, as compared to $9.9 million for the nine months ended June 30, 2003, an increase of 7.4%, primarily due to the addition of new Banking Centers and additional business banking Associates. Also as a result of new Banking Centers, net occupancy, furniture and fixtures and data processing expenses increased $791,000 when comparing the two periods. General and administrative expenses also include prepayment penalties on FHLB advances of $2.4 million and $782,000 for the nine months ended June 30, 2003 and 2002, respectively. Other expenses were approximately $3.1 million for the nine-month period ended June 30, 2002 and $3.5 million for the nine-month period ended June 30, 2003. Other expenses included $262,000 of mortgage service rights impairment for the nine months ended June 30, 2003.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

INCOME TAXES

Income taxes were $4.3 million for the nine months ended June 30, 2002, compared to $4.7 million for the nine months ended June 30, 2003.

REGULATORY CAPITAL MATTERS

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                             Categorized as "Well
                                                                                               Capitalized" Under
                                                                      For Capital              Prompt Corrective
                                           Actual                 Adequacy Purposes            Action Provision
                                           ------                 -----------------            ----------------

                                   Amount         Ratio          Amount         Ratio         Amount        Ratio
                                   ------         -----          ------         -----         ------        -----
                                                               (Dollars In Thousands)
As of June 30, 2003:
Total Capital:                     $79,305        11.73%        $54,090         8.00%        $67,613        10.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                    $71,162        10.52%            N/A          N/A         $40,568         6.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                    $71,162         6.31%        $33,855         3.00%        $56,661         5.00%
  (To Total Assets)
Tangible Capital:                  $71,162         6.31%        $16,998         1.50%            N/A          N/A
  (To Total Assets)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (Statement 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted Statement 145 on July 1, 2002. In connection with this adoption, the Company reclassified losses on early extinguishment of debt of $107,000 and $782,000 that were incurred in the three months and nine months ended June 30, 2002, respectively, to prepayment penalties on FHLB advances included under general and administrative expenses.

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

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (Statement 148), "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". Statement 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation" (Statement 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement 148 for the three months and nine months ended June 30, 2003.

Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Company adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception. The Company adopted FIN 45 with no significant impact. Also see footnote 8.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders). FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

Effective July 1, 2003, the Company adopted SFAS No. 149, (Statement 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative,

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS-CONTINUED
COMPARISONS OF THE NINE MONTHS ENDED JUNE 30, 2002 AND 2003

clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on the results of future operations.

Effective July 1, 2003, the Company adopted SFAS No. 150, ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstance. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS150.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2002, filed as an exhibit to the Company's Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES


      An evaluation was carried out under the supervision and with the participation of the Company's management, including its chief executive officer ("CEO") and Chief financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  (f)   1990 Stock Option Plan (2)

                  (g)   Directors Performance Plan (3)

                  (h)   Loan Agreement with Bankers Bank (5)

                  (i)   Coastal Financial Corporation 2000 Stock Option Plan (8)

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

      31 (a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

         (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

      32 (a) Section 1350 Certification (Chief Executive Officer)

         (b) Section 1350 Certification (Chief Financial Officer)



      (a) Report on Form 8-K

            The Company filed a Form 8-K on May 28, 2003 to report that the Company declared a 10% stock dividend on the Company's outstanding shares of common stock, payable on June 24, 2003 to shareholders of record as of the close of business on June 10, 2003. A copy of the Company's press release dated May 27, 2003 was attached as an exhibit.

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

                                        COASTAL FINANCIAL CORPORATION


      August 14, 2003                    /s/ Michael C. Gerald
      Date                              ----------------------------------------
                                        Michael C. Gerald
                                        President and Chief Executive Officer


      August 14, 2003                    /s/ Jerry L. Rexroad
      Date                              ----------------------------------------
                                        Jerry L. Rexroad
                                        Executive Vice President and
                                        Chief Financial Officer