Form 10-K
COASTAL FINANCIAL CORP /DE
filed 2003-12-22
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                     57-0925911
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer I.D.)
or organization)

2619 Oak Street, Myrtle Beach, South Carolina                    29577-3129
---------------------------------------------                    ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       (843) 205-2000
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES |X| NO |_|.

      The aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" as of the last business day of the registrant's most recently completed second fiscal quarter, was $125,703,910 (12,879,499) shares at $9.76 per share. It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

As of December 18, 2003, there were issued and outstanding 12,960,874 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003 (Parts I and II)

      2. Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

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

      Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, thirteen branch offices located in South Carolina, one branch office located in Sunset Beach, North Carolina, one branch office in Southport, North Carolina, one branch office in Shallotte, North Carolina and two branch offices located in Wilmington, North Carolina. At September 30, 2003 Coastal Financial had total assets of $1.2 billion, total deposits of $697.0 million and stockholders' equity of $73.7 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 205-2000.

     Twelve of Coastal Federal's nineteen offices are in Horry County, South Carolina and one office is in Georgetown County, South Carolina. The economy of the Horry County area depends primarily on tourism. To the extent Horry County area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

      Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate consumer, commercial business loans, commercial real estate loans and residential mortgage loans. Commercial real estate loans were 36.2% of total loans at September 30, 2003.

      As part of its lending strategy, subject to market conditions, management intends to continue emphasizing the origination of consumer and commercial business loans in addition to residential mortgage loans. At September 30, 2003, 3.4% and 6.9% respectively, of the Bank's total loan portfolio consisted of commercial business and consumer loans.

     The Company maintains an Internet website at http://www.coastalfederal.com.
                                                  ------------------------------
The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, free of charge, on this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnish them to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

                                                      Year Ended September 30,
                          --------------------------------------------------------------------------------------
                                     2001 Compared to 2000                     2002 Compared to 2001
                                      Increase (Decrease)                        Increase (Decrease)
                                            Due to                                     Due to
                          -----------------------------------------   -----------------------------------------
                            Rate      Volume     Rate/       Net        Rate      Volume     Rate/       Net
                            ----      ------     -----       ---        ----      ------     -----       ---
                                                 Volume                                     Volume
                          --------   --------   --------   --------   --------   --------   --------   --------
                                                         (Dollars in thousands)
Interest-Earning Assets:
 Loans .................  $    286   $  1,597   $     10   $  1,893   $ (6,372)  $    852   $   (118)  $ (5,638)
 Mortgage-backed
 Securities/Investments       (691)     1,024        (50)       283     (1,943)     1,386       (187)      (744)
                           --------   --------   --------   --------   --------   --------   --------   --------

Total net change in
 income on interest-
 earning assets ........      (405)     2,621        (40)     2,176     (8,315)     2,238       (305)    (6,382)
                           --------   --------   --------   --------   --------   --------   --------   --------

Interest-Bearing
 Liabilities:
 Deposits ..............       135      3,435         40      3,610     (7,799)     3,629     (1,460)    (5,630)
 FHLB advances .........      (380)       662        (23)       259     (1,486)    (2,268)       303     (3,451)
 Repurchase
   Agreements ..........      (766)    (3,837)       420     (4,183)    (1,811)    (1,645)     1,060     (2,396)
                           --------   --------   --------   --------   --------   --------   --------   --------

Total net change in
 expense on interest-
 bearing liabilities ...    (1,011)       260        437       (314)   (11,096)      (284)       (97)   (11,477)
                           --------   --------   --------   --------   --------   --------   --------   --------

Net change in net
 Interest income .......  $    606   $  2,361   $   (477)  $  2,490   $  2,781   $  2,522   $   (208)  $  5,095
                           ========   ========   ========   ========   ========   ========   ========   ========


                                   Year Ended September 30,
                          ----------------------------------------
                                   2003 Compared to 2002
                                    Increase (Decrease)
                                          Due to
                          ----------------------------------------
                            Rate      Volume    Rate/       Net
                            ----      ------    -----       ---
                                               Volume
                          --------   --------  --------   --------
                                  (Dollars in thousands)
Interest-Earning Assets:
 Loans .................  $ (4,869)  $  7,469  $  (903)   $  1,697
 Mortgage-backed
 Securities/Investments     (2,695)     7,903    (1,564)     3,644
                           --------   --------  --------   --------

Total net change in
 income on interest-
 earning assets ........    (7,564)    15,372    (2,467)     5,341
                           --------   --------  --------   --------

Interest-Bearing
 Liabilities:
 Deposits ..............    (3,487)     2,333      (597)    (1,751)
 FHLB advances .........    (1,271)     3,184      (527)     1,386
 Repurchase
   Agreements ..........        (4)     1,534       (13)     1,517
                           --------   --------  --------   --------

Total net change in
 expense on interest-
 bearing liabilities ...    (4,762)     7,051    (1,137)     1,152
                           --------   --------  --------   --------

Net change in net
 Interest income .......  $ (2,802)  $  8,321  $ (1,330)  $  4,189
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

                                                                  Year Ended September 30,
                                  ------------------------------------------------------------------------------------------
                                              2001                           2002                           2003
                                  --------  --------  --------   --------  --------  --------   --------  --------  --------
                                  Average              Yield/    Average             Yield/     Average              Yield/
                                  Balance   Interest    Rate     Balance   Interest   Rate      Balance   Interest    Rate
                                  -------   --------    ----     -------   --------   ----      -------   --------    ----
                                                                 (Dollars in thousands)
ASSETS
  Loans ........................  $521,575  $ 45,899      8.80%  $531,257  $ 40,261      7.58%  $629,817  $ 41,958      6.67%

  Mortgage-backed
    Securities/Investments(1) ..   206,367    14,356      6.95    226,295    13,612      6.02    357,680    17,256      4.81
                                  --------  --------  --------   --------  --------  --------   --------  --------  --------

Total interest-earning
  assets .......................  $727,942  $ 60,255      8.26%  $757,552  $ 53,873      7.11%  $987,497  $ 59,214      6.00%
                                  ========  ========  ========   ========  ========  ========   ========  ========  ========

LIABILITIES
  Transaction accounts .........   250,784     7,404      2.95    309,624     4,524      1.46    369,871     3,925      1.06
  Passbook accounts ............    34,071       741      2.17     36,870       459      1.24     40,913       427      1.04
  Certificate accounts .........   194,575    11,235      5.77    222,723     8,767      3.94    258,355     7,647      2.96
  FHLB advances ................   188,666    11,133      5.90    150,239     7,682      5.11    212,501     9,068      4.27
  Securities sold under
    repurchase agreements ......    49,891     2,810      5.63     20,676       414      2.00     97,288     1,931      1.98
                                  --------  --------  --------   --------  --------  --------   --------  --------  --------
Total interest-bearing
  liabilities ..................  $717,987  $ 33,323      4.64%  $740,132  $ 21,846      2.95%  $978,928  $ 22,998      2.35%
                                  ========  ========  ========   ========  ========  ========   ========  ========  ========

Net interest income/
  interest rate spread .........            $ 26,932      3.62%            $ 32,027      4.16%            $ 36,216      3.65%

Net yield on interest earning
  assets .......................                          3.70%                          4.23%                          3.67%

Ratio of interest earning assets
  to interest-bearing
  liabilities ..................                          1.01x                          1.02x                           1.01x

-----------------
(1)   Includes short-term interest-bearing deposits and Federal funds sold.

Lending Activities

      General. The principal lending activities of Coastal Federal are the origination of consumer loans, commercial business loans, commercial real estate loans and residential mortgage loans. The Bank originates construction and permanent loans on single family and multi-unit dwellings, as well as on commercial structures. The Bank emphasizes the origination of adjustable rate residential and commercial real estate mortgages.

      The Bank's loan portfolio totaled approximately $701.8 million at September 30, 2003, representing approximately 59.4% of its total assets. On that date, approximately 42.4% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

      In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period or less; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2003, adjustable rate loans constituted approximately $506.7 million (or 72.2%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 27.8% of the total loan portfolio. These lending practices were adopted to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

Loan Portfolio Analysis

The following table set forth the composition of the Corporation's loan portfolio by type of loan as of the dates indicated.


                                                                    At September 30,
                                  ------------------------------------------------------------------------------------
                                        1999                  2000                  2001                  2002
                                  ------------------    ------------------    ------------------    ------------------
                                  Amount     Percent    Amount     Percent    Amount     Percent    Amount     Percent
                                  ------     -------    ------     -------    ------     -------    ------     -------
                                                                 (Dollars in thousands)
Mortgage loans:

  Construction ................  $  46,766      9.48%  $  54,905     10.13%  $  60,765     11.56%  $  45,544      7.99%

  Single family to 4 family
    units .................... .   265,069     53.73     283,851     52.39     268,670     51.10     261,296     45.88

  Income property (Commercial).    114,931     23.29     133,569     24.65     137,282     26.11     202,117     35.49

Commercial business loans .....     22,818      4.62      23,357      4.31      18,886      3.59      18,377      3.23

Consumer loans:

  Mobile home .................      1,166      0.24       1,374      0.25       2,056      0.39       3,446      0.61

  Automobiles .................      6,809      1.38       7,789      1.44       6,599      1.26       7,117      1.25

  Equity lines of credit ......     21,081      4.27      23,009      4.25      22,379      4.26      24,273      4.26

  Other .......................     14,738      2.99      13,915      2.58       9,161      1.73       7,378      1.29
                                 ---------    ------   ---------    ------   ---------    ------   ---------    ------
Total loans and loans
   held for sale ..............  $ 493,378    100.00%  $ 541,769    100.00%  $ 525,798    100.00%  $ 569,548    100.00%
                                              ======                ======                ======                ======

Less:

  Loans in process ............    (15,315)              (13,329)              (13,983)               (6,365)

  Deferred loan costs, net ....        354                   519                   372                   245

  Allowance for loan losses ...     (6,430)               (7,064)               (7,159)               (7,883)
                                 ---------             ---------             ---------             ---------

Total loans and loans held
    for sale, net .............  $ 471,987             $ 521,895             $ 505,028             $ 555,545
                                 =========             =========             =========             =========


                                         2003
                                ---------------------
                                   Amount    Percent
                                   ------    -------
                                (Dollars in thousands)
Mortgage loans:

  Construction ................  $  81,227     11.16%

  Single family to 4 family
    units .....................    308,293     42.37

  Income property (Commercial)     263,688     36.24

Commercial business loans .....     24,475      3.36

Consumer loans:

  Mobile home .................      4,607       .63

  Automobiles .................      8,516      1.17

  Equity lines of credit ......     26,639      3.66

  Other .......................     10,234      1.41
                                 ---------    ------
Total loans and loans
    held for sale .............  $ 727,679    100.00%
                                              ======

Less:

  Loans in process ............    (16,570)

  Deferred loan costs, net ....        556

  Allowance for loan losses ...     (9,832)
                                 ---------

Total loans and loans held
     for sale, net ............  $ 701,833
                                 =========

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

      Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms that generally do not exceed one year. The majority of these loans have interest rates that adjust with changes in the prime rate as published in The Wall Street Journal. The Bank's non-real
                                  -----------------------
estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2003, the Bank had $24.5 million outstanding in commercial business loans, which represented approximately 3.4% of its loan portfolio.

      Commercial business lending is inherently riskier than secured mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of such collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete, of limited use, or have limited marketability, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and potentially insufficient source of repayment.

     Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2003, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $361.2 million. At such date, the Bank had non-residential real estate loans outstanding of $263.7 million compared to $202.1 million at September 30, 2002. During fiscal 2000 through 2003, the Bank opened eight offices. The Bank hired commercial lending officers to lead many of these offices and intends to have commercial lending officers leading a majority of its banking offices. As a result of this focus, the Bank has approximately doubled the number of its commercial lending officers over the last two years. The Bank expects to continue to focus significant origination efforts in commercial real estate and commercial lending. It is expected that the Bank's commercial real estate loans will continue to comprise the most significant portion of the Bank's loan growth in future years.

      The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities or adjusts monthly indexed to the prime interest rate. Such loans generally have a fifteen to twenty year term, with the payments based on a similar amortization schedule. In many cases, the Bank may require the loan to include a call option at the Bank's option in three to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

      Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry and Georgetown Counties, South Carolina and Brunswick and New Hanover Counties, North Carolina. Additionally, the Bank has, on a limited basis, originated commercial real estate loans secured by properties located in other parts of North and South Carolina.

      Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $50.0 million, or 6.9% of the total loan portfolio, at September 30, 2003.

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

      Residential Mortgage Loans. The Bank originates loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Residential mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential mortgage loans typically ranges from 10 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgage title insurance on all single family first mortgage and residential mortgage loans.

      The Bank offers adjustable rate residential mortgage loans ("ARMs"), the interest rates of which generally adjust based upon either the prime rate or treasury securities indices. Although Coastal Federal's ARMs are beneficial in helping Coastal Federal improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans. Whereas a significant decrease in rates could cause repayments to increase significantly.

     Coastal Federal also offers residential mortgage loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates somewhat above conforming loan rates. Loans sold to correspondents amounted to $1.6 million and $1.5 million, respectively, in fiscal 2002 and 2003. Coastal Federal sold approximately $12.3 million and $43.9 million, respectively, of mortgages in 2002 and 2003 to FHLMC. In addition, Coastal Federal securitized loans into FHLMC mortgage-backed securities of $84.0 million and $95.6 million in 2002 and 2003, respectively. The securitized mortgage-backed securities were generally sold in the secondary market within a few days of securitization.

      At September 30, 2003, approximately $308.3 million or 42.4% of the Bank's loan portfolio consisted of one-to-four family residential loans.

      Construction Loans. The Bank originates residential construction loans that generally have a term of six to twelve months for individuals or one year for builders. The individual's loans are generally tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is indexed to the prime rate as published in The Wall Street Journal or the current permanent loan rate and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

      The interest rate on commercial real estate construction loans presently offered by the Bank is generally indexed to the prime rate as published in The
                                                                           ---
Wall Street Journal. Both residential and commercial real estate construction
-------------------
financing generally expose the Bank to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected, rather than historical, income and rental results. The Bank's risk of loss on such loans generally depends largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. Coastal Federal generally provides a permanent financing commitment on residential and commercial properties at the time the Bank provides the construction financing.

     The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each residential and commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sale and leasing information based upon evaluation of similar projects and the borrower's cash flow projections upon completion. The Bank generally requires personal guaranties of payment by the principals of any borrowing entity.

      At September 30, 2003, approximately $81.2 million or 11.2% of the Bank's gross loan portfolio consisted of construction loans on both residential ($27.5 million) and commercial properties ($53.7 million). Undisbursed proceeds on these loans amounted to $16.6 million at September 30, 2003.

Loan Maturity

            The following table sets forth certain information at September 30, 2003 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity including scheduled payments and potential prepayments. Prepayment estimates used are based on the OTS NPV Model prepayment functions. Specific prepayment speeds applied to loans are a function of their underlying coupons, lifetime rate caps and maturities. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                           More than
                                           One Year
                               One Year     Through     More than
                               or Less     Five Years   Five Years     Totals
                               -------     ----------   ----------     ------
                                        (In thousands)

First mortgage loans .......  $  230,573   $  165,875   $   79,293   $  475,741
Other residential and
   non-residential .........      48,054       91,878       22,957      162,889
Equity lines of credit .....      24,123        1,987          633       26,743
Consumer loans .............       9,012       13,968          107       23,087
Commercial loans ...........       6,629       16,020           --       22,649
                              ----------   ----------   ----------   ----------
     Total loans ...........  $  318,391   $  289,728   $  102,990   $  711,109
                              ==========   ==========   ==========
Less:
 Deferred loan costs, net ..                                                556
 Allowance for loan losses .                                             (9,832)
                                                                     ----------
     Total loans, net ......                                         $  701,833
                                                                     ==========

      The following table sets forth the dollar amount of all loans expected to be repaid after one year at September 30, 2003 which have fixed interest rates and those which have floating or adjustable interest rates.

                                      Fixed        Floating or
                                      Rates      Adjustable Rates     Totals
                                      -----      ----------------     ------
                                                 (In thousands)

First mortgage loans ........        $ 81,268        $163,900        $245,168
Other residential and
  non-residential ...........          21,239          93,596         114,835
Equity lines of credit ......             341           2,279           2,620
Consumer loans ..............           9,218           4,857          14,075
Commercial loans ............           8,416           7,604          16,020
                                     --------        --------        --------
 Total loans ................        $120,482        $272,236        $392,718
                                     ========        ========        ========

      Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from the Communities it serves.

      Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations through verification forms. After analysis of the loan application and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors and reviewed by the Bank's underwriter, or Credit Administration Group, a lending decision is made by the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. All loan applications over $1 million require the approval by a member or members, depending on loan size, of the Bank's Internal Loan Committee, Director Gerald and Executive Vice Presidents Rexroad and Stalvey. All loan applications greater than $2.5 million require the approval of the Bank's Loan Committee that consists of Directors Clemmons, Gerald, Thompson and Executive Vice Presidents Rexroad and Stalvey. All residential mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance, generally must be approved by a member of the Bank's Internal Loan Committee.

      The Bank's general policy is to obtain a title insurance policy insuring that the Bank has a valid lien on the mortgaged real estate and that the property is free of encumbrances. Borrowers must also obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Federal Emergency Management Agency, obtain paid flood insurance policies. It is the policy of Coastal Federal to require flood insurance for the full insurable value of the improvements for any such loan located in a designated flood hazard area. Borrowers on residential mortgage loans which exceed 80% of the value of the security property are also required to advance funds on a monthly basis, with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums. In cases of flood insurance, it is the Bank's policy to generally require escrow on these premiums regardless of the loan-to-value ratio.

     Residential Mortgage Loan Originations, Purchases and Sales. The Bank is qualified to service loans for FHLMC and FNMA. Depending upon interest rates and economic conditions, the Bank has sold loans in order to provide additional funds for lending, to generate servicing fee income, and to decrease the amount of its long-term, fixed rate loans in order to minimize the gap between the maturities of its interest-earning assets and interest-bearing liabilities. The Bank generally continues to collect payments on the loans, to supervise foreclosure proceedings, if necessary, and to otherwise service the loans. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities. At September 30, 2003, the Bank was servicing loans sold to others with a principal balance of approximately $219.8 million. Sales of whole loans and participation interests by the Bank are made without right of recourse to the Bank by the buyer of the loans in the event of default by the borrower. At September 30, 2003, the Bank's consolidated loan portfolio included purchased loans of approximately $5.8 million, which have been primarily secured by single family residences and which have been written as adjustable rate mortgage loan instruments. These loans are generally secured by properties located in the Southeast and were purchased according to the Bank's non-conforming mortgage loan underwriting standards.

Loans Originated, Purchased and Sold

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                              Year Ended September 30,
                                                   ---------------------------------------------
                                                     2001              2002              2003
                                                   ---------         ---------         ---------
                                                                  (In thousands)
Loans receivable, net, at the beginning
     of the period ........................        $ 521,895         $ 505,028         $ 555,545
                                                   ---------         ---------         ---------

Loans originated:
    Construction ..........................           66,769           100,717           134,036
    Residential ...........................          106,043           192,095           483,352
    Nonresidential & commercial business ..           83,463            67,951            74,472
    Land ..................................           23,665            43,819            62,011
    Consumer ..............................           16,134            13,626            15,705
                                                   ---------         ---------         ---------
          Total loans originated ..........          296,074           418,208           769,576
                                                   ---------         ---------         ---------

Loans purchased, primarily single
family residential mortgages ..............               20               233                 0
                                                   ---------         ---------         ---------

Loans sold ................................          (28,541)          (13,907)          (45,367)
                                                   ---------         ---------         ---------

Loan principal repayment and other ........         (233,653)         (268,120)         (477,676)
                                                   ---------         ---------         ---------

Securitization of mortgage loans ..........          (47,157)          (83,982)          (95,635)

Other .....................................           (3,610)           (1,915)           (4,610)
                                                   ---------         ---------         ---------

Loans receivable, net, at end of period ...        $ 505,028         $ 555,545         $ 701,833
                                                   =========         =========         =========

      Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option. Loans which require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank either charges a higher interest rate on the loan or may charge up to one point to lock in the rate for 180 days. At September 30, 2003, the Company had residential loan origination commitments of approximately $39.3 million, home equity loans and consumer lines of credit of $42.0 million, commercial lines of credit of $11.0 million, standby letters of credit of $2.9 million and unused business and personal credit card lines of $12.9 million.

      Loan Origination and Other Fees. Coastal Federal may receive loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. In certain circumstances, Coastal Federal allows the purchaser to reduce the rate of interest by the payment of points at the Customers' options. Fees on long-term commercial mortgage and residential construction loans vary with loan type.

      Delinquencies. Coastal Federal's collection procedures provide for a series of contacts with delinquent borrowers. If the delinquency continues, more formal efforts are made to contact the delinquent borrower. If a residential mortgage loan continues in a delinquent status for 90 days or more, Coastal Federal generally initiates foreclosure proceedings. Coastal Federal generally initiates foreclosure proceedings on a commercial mortgage loan if the loan continues in a delinquent status for 60 days or more. In certain limited instances, however, Coastal Federal may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

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

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                              At September 30,
                                                  ---------------------------------------------------------------------
                                                       1999           2000           2001           2002           2003
                                                       ----           ----           ----           ----           ----
                                                                            (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate -
     Residential .........................        $   1,097         $2,080         $1,554         $  785         $3,538
     Commercial ..........................              267          2,478          1,185             18          2,816
  Commercial business ....................               --             --            322          2,423            793
  Consumer ...............................               67            224            193            288            302
                                                  ---------         ------         ------         ------         ------
             Total .......................            1,431          4,782          3,254          3,514          7,449
                                                  ---------         ------         ------         ------         ------

Accruing loans which are contractually
 past due 90 days or more:
  Real estate -
     Residential .........................               --             --             --             --             --
     Commercial ..........................               --             --             --             --             --
  Commercial business ....................               --             --             --             --             --
  Consumer ...............................               --             --             --             --             --
                                                  ---------         ------         ------         ------         ------
                Total ....................               --             --             --             --             --
                                                  ---------         ------         ------         ------         ------

Restructured loans .......................              418            419          1,693            970            369
Real estate owned, net ...................               96            867          2,363          1,046          1,627
Other nonperforming assets ...............               --             --             --             --             --
                                                  ---------         ------         ------         ------         ------
Total nonperforming assets ...............        $   1,945         $6,068         $7,310         $5,530         $9,445
                                                  =========         ======         ======         ======         ======
Total nonaccrual loans to
  net loans ..............................             0.30%          0.92%          0.64%          0.63%          1.06%
Total nonaccrual loans to
  total assets ...........................             0.20%          0.62%          0.43%          0.37%          0.63%
Total nonperforming assets
  to total assets ........................             0.27%          0.79%          0.96%          0.58%          0.80%

Total nonperforming assets,excluding
restructured loans which are generally
performing under the restructured
terms, to total assets ...................             0.21%           0.73%         0.74%          0.48%           .77%

     In fiscal years 2001, 2002 and 2003, interest income which would have been recorded was approximately $377,000, $301,000 and $623,000, respectively, had nonaccruing loans been current in accordance with their original terms. At September 30, 2002, impaired loans totaled $3.2 million. There were $4.9 million in impaired loans at September 30, 2003. Included in the allowance for loan losses at September 30, 2002 was $194,000 related to impaired loans compared to $263,000 at September 30, 2003. The average recorded investment in impaired loans for the year ended September 30, 2002 was $3.1 million compared to $4.0 million for the year ended September 30, 2003. Interest income recognized on impaired loans in fiscal 2002 was $36,000. Interest income recognized on impaired loans in fiscal 2003 was $134,000.

      The allowance for uncollectible interest which is netted against accrued interest receivable totaled $349,000 and $691,000 at September 30, 2002 and 2003, respectively.

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

      Coastal Federal had four individually classified assets in excess of $1.2 million as of September 30, 2003. At that date, classified assets amounted to $27.3 million ($9.3 million substandard; $529,000 doubtful; and $17.4 million special mention). Substandard assets consist primarily of twenty-nine loans with aggregate balances of approximately $7.7 million at September 30, 2003. The largest amount to any one borrower was $1.2 million. Special mention assets consist primarily of twenty-six loans with aggregate balances of approximately $16.0 million at September 30, 2003.

     Allowance for Loan Losses. The adequacy of the allowance is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level of reserves sufficient to absorb probable losses inherent in the loan portfolio. The methodology employed for this analysis considers historical loan loss experience, the results of loan reviews, current economic conditions, and other qualitative and quantitative factors that warrant current consideration in determining an adequate allowance.

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

      The Company established provisions for loan losses for the year ended September 30, 2001, 2002 and 2003, of $955,000, $1.2 million and $2.7 million, respectively. For the years ended September 30, 2001, 2002 and 2003, the Company had net charge-offs of $860,000, $511,000 and $706,000, respectively. Net charge-offs as a percentage of average outstanding loans were .17%, .10%, and ..11% for fiscal years ended 2001, 2002, and 2003. At September 30, 2003, the Company had an allowance for loan losses of $9.8 million, which was 1.40% of net loans.

See "Management's Discussion and Analysis - Non-Performing Assets" in the 2003 Annual Report to Stockholders attached hereto and incorporated by reference.

      Loan Loss Allowance Analysis

      The following table sets forth analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                                            Year Ended September 30,
                                      --------------------------------------------------------------------
                                        1999            2000            2001           2002           2003
                                        ----            ----            ----           ----           ----
                                                             (Dollars in thousands)
Allowance at beginning of
  period                              $5,668         $ 6,430          $7,064         $7,159         $7,883
Allowance recorded on
  acquired loans                         112              50              --             --             --
Sale of Florence office loans             --             (75)             --             --             --
Provision for loan losses                750             978             955          1,235          2,655
                                      ------         -------          ------         ------         ------
Recoveries:
    Residential loans                    184              12               3              4             --
    Commercial loans                      13              --              --             --             92
    Construction loans                    --              --              --             --             --
    Consumer loans                        55              65              57             62             44
                                      ------         -------          ------         ------         ------
       Total recoveries                  252              77              60             66            136
                                      ------         -------          ------         ------         ------

Charge-offs:
    Residential loans                     15              28             167             --             46
    Construction loans                     8              --             226             90            388
    Construction Loans                    --              --              --             --             --
    Consumer loans                       329             368             527            487            408
                                      ------         -------          ------         ------         ------
       Total charge-offs                 352             396             920            577            842
                                      ------         -------          ------         ------         ------
       Net charge-offs                   100             319             860            511            706
                                      ------         -------          ------         ------         ------
Allowance at end of period            $6,430         $ 7,064          $7,159         $7,883         $9,832
                                      ======         =======          ======         ======         ======

Ratio of allowance to net
  loans outstanding at the
  end of the period                     1.36%           1.35%           1.42%          1.42%          1.40%

Ratio of net charge-offs
  to average loans outstanding
  during the period                      .02%            .06%            .17%           .10%           .11%

Loan Loss Allowance by Category

      The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                    September 30,
                          ------------------------------------------------------------------------------------------------------
                                      1999                               2000                               2001
                          --------------------------------   --------------------------------   --------------------------------

                                      As a %     Loan Type               As a %     Loan Type               As a %     Loan Type
                                     of out-      As a %                of out-      As a %                of out-      As a %
                                     standing    of out-                standing    of out-                standing    of out-
                                     loans in    standing               loans in    standing               loans in    standing
                           Amount    category      loans      Amount    category      loans      Amount    category      loans
                           ------    --------      -----      ------    --------      -----      ------    --------      -----
                                                                     (Dollars in thousands)

Residential               $ 1,747       0.56%      66.01%    $ 2,081       0.60%      66.53%    $ 2,148       0.65%      65.55%

Commercial                  4,191       3.04       29.18       4,719       3.01       30.07       4,893       3.13       30.92

Consumer                      492       2.17        4.81         264       1.49        3.40         118       0.66        3.53
                          -------                -------     -------                -------     -------                -------

Total Allowance for
    loan losses           $ 6,430       1.36%     100.00%    $ 7,064       1.35%     100.00%    $ 7,159       1.42%     100.00%
                          =======                =======     =======                =======     =======                =======

                                                     September 30,
                          -------------------------------------------------------------------
                                       2002                               2003
                          --------------------------------   --------------------------------
                                      As a %     Loan Type               As a %     Loan Type
                                     of out-      As a %                of out-      As a %
                                     standing    of out-                standing    of out-
                                     loans in    standing               loans in    standing
                           Amount    category      loans      Amount    category      loans
                           ------    --------      -----      ------    --------      -----
                                                (Dollars in thousands)

Residential               $ 2,272       0.72%      57.08%    $ 1,992       0.51%      55.61%

Commercial                  5,273       2.39       39.69       7,229       2.51       41.06

Consumer                      338       1.88        3.23         611       2.62        3.33
                          -------                -------     -------                -------

Total Allowance for
    loan losses           $ 7,883       1.42%     100.00%    $ 9,832       1.40%     100.00%
                          =======                =======     =======                =======

Investment Activities

      Under OTS regulations, the Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. These institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "Regulation and Supervision - Federal Home Loan Bank System." The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

      Coastal Federal is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation and Supervision" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities.

      Investment decisions are made by the Investment Officer who reports quarterly to the Asset/Liability Committee ("ALCO Committee"). The ALCO Committee meets quarterly and consists of Directors Creel, Bishop, Thompson, Clemmons and Gerald, and Executive Vice Presidents Graham, Rexroad, Douglas, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2003, the Bank's investment portfolio had a market value of approximately $399.2 million. The investment securities portfolio consisted primarily of mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

      At September 30, 2003, Coastal Federal did not own any securities, other than those disclosed in the following table, that had an aggregate book value in excess of 10% of its retained earnings at that date.

Securities Analysis

      The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.

                                                                       September 30,
                                                                       -------------
                                                2001                        2002                         2003
                                                ----                        ----                         ----
                                      Amortized     Percent of     Amortized     Percent of     Amortized     Percent of
                                      Cost(1)       Portfolio      Cost(1)       Portfolio      Cost(1)       Portfolio
                                      -------       ---------      -------       ---------      -------       ---------
                                                                    (Dollars in thousands)
U.S. Government agency Securities:
    FHLMC .........................   $    1,893        100.00%            --            --            --            --
    FHLB ..........................           --            --     $    1,998        100.00%    $    1,998         12.38%
    State and municipal
    Obligations ...................           --            --             --            --         14,141         87.62
                                      ----------    ----------     ----------    ----------     ----------    ----------

          Total ...................   $    1,893        100.00%    $    1,998        100.00%    $   16,139        100.00%
                                      ==========    ==========     ==========    ==========     ==========    ==========

(1) The market value of the Bank's investment securities portfolio amounted to $2.0 million, $2.0 million and $15.9 million at September 30, 2001, 2002 and 2003, respectively.

     The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 2003.

                                             One Year            More than One       More than Five             More than
                                              or Less            to Five Years        to Ten Years              Ten Years
                                              -------            -------------        ------------              ---------
                                         Amount     Yield       Amount     Yield    Amount     Yield        Amount     Yield
                                         ------     -----       ------     -----    ------     -----        ------     -----
                                                                          (Dollars in thousands)
U.S. Government agency securities:
    FHLB ..........................   $      --       --%   $      --        --%   $1,998      5.30%    $      --        --%
    State and municipal
    Obligations ...................          --       --           --        --        --        --        14,141      4.16%
                                      ---------    ------    ---------    ------    ------    ------     ---------    ------
          Total ...................   $      --       --%    $      --        --%   $1,998      5.30%    $  14,141      4.16%
                                      =========    ======    =========    ======    ======    ======     =========    ======

The yield on state and municipal obligations is not computed on a tax equivalent basis.

The following table sets forth Coastal Federal's mortgage-backed securities portfolio, at amortized cost, at the dates indicated.

                                                                   September 30,
                                 --------------------------------------------------------------------------------
                                          2001                         2002                         2003
                                 ------------------------     ------------------------     ------------------------
                                 Amortized     Percent of     Amortized     Percent of     Amortized     Percent of
                                 Cost(1)       Portfolio      Cost(1)       Portfolio      Cost(1)       Portfolio
                                 --------      --------       --------      --------       --------      --------
                                                               (Dollars in thousands)
Mortgage-backed Securities:
       FHLMC ..............      $ 12,223          6.61%      $ 57,628         17.87%      $133,674         35.44%
       FNMA ...............       123,271         66.64        206,448         64.01        205,200         54.41
       GNMA ...............        20,630         11.15         22,139          6.86         26,659          7.07
       CMO ................        28,856         15.60         36,320         11.26         11,617          3.08
                                 --------      --------       --------      --------       --------      --------

             Total ........      $184,980        100.00%      $322,535        100.00%      $377,150        100.00%
                                 ========      ========       ========      ========       ========      ========

(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $190.6 million, $331.8 million and $383.3 million at September 30, 2001, 2002 and 2003, respectively.

            The following table sets forth the maturities and weighted average yields of the securities, at amortized cost, at September 30, 2003.

                              One Year            More than One        More than Five           More than
                               or Less            to Five Years         to Ten Years            Ten Years
                         -------------------   -------------------   -------------------    -------------------
                          Amount      Yield     Amount     Yield      Amount     Yield       Amount     Yield
                          ------      -----     ------     -----      ------     -----       ------     -----
                                                        (Dollars in thousands)
Mortgage-backed
Securities:
       FHLMC .........   $     --         --%  $     --         --%  $     --         --%   $133,674       5.52%
       FNMA ..........         --         --         --         --      3,302       3.62     201,898       5.85
       GNMA ..........         --         --         --         --         --         --      26,659       6.39
       CMO ...........         --         --         --         --         --         --      11,617       5.17
                         --------   --------   --------   --------   --------   --------    --------   --------

             Total ...   $     --         --%  $     --         --%  $  3,302       3.62%   $373,848       5.75%
                         ========   ========   ========   ========   ========   ========    ========   ========

Service Corporation Activities

      The Company has two wholly-owned subsidiaries, Coastal Federal and Coastal Financial Capital Trust I. Coastal Federal has one wholly-owned service corporation: Coastal Mortgage Bankers and Realty Co., Inc. "Coastal Mortgage Bankers," which was incorporated in 1970 under the laws of South Carolina, and a subsidiary Coastal Federal Holding Corporation, which was incorporated in 1998 under the laws of Delaware. Coastal Mortgage Bankers is not active in any real estate operations.


                                -------------------

                                  COASTAL FEDERAL

                                -------------------
                                        |     |
                                        |     |       -------------------
                                        |     |
                                        |     |        COASTAL FEDERAL(1)
                                        |     |             HOLDING
                                        |     --------    CORPORATION
                                        |
                                        |             -------------------
                                        |                       |
                                        |             -------------------
                                -------------------
                                                         COASTAL REAL
                                 COASTAL MORTGAGE       ESTATE INVESTMENT
                                     BANKERS*             CORPORATION

                                -------------------   -------------------
                                        |
                                        |
     ------------------------------------------------------------------------
     |                    |             |             |                     |
------------------  -------------  ------------  -------------  ----------------

                     Shady Forest   Sherwood        Ridge
  North Beach        Development   Development    Development    501 Development
Investments, Inc.*   Corporation*  Corporation*   Corporation*     Corporation*

------------------  -------------  ------------  -------------  ----------------

*    Inactive

(1) First tier operating subsidiary of Coastal Federal Bank consolidated with Coastal Federal Bank for regulatory reporting.

      On February 20, 1998, Coastal Real Estate Investment Corporation ("CREIC") was incorporated in North Carolina. CREIC is a wholly owned operating subsidiary of Coastal Federal Holding Corporation ("CFHC") and is a real estate investment trust ("REIT"). CREIC engages in the investment and management of real estate related assets, primarily mortgage loans. On September 1, 1998, CREIC was capitalized with approximately $131.8 million of mortgage loans from Coastal Federal. On December 10, 1998, CREIC became a wholly owned subsidiary of CFHC through an exchange of stock transaction. On January 10, 2002, January 10, 2003 and January 24, 2003, CREIC received capital contributions from CFHC of $35.0 million, $50.0 million and $50.0 million, respectively, to purchase loans.

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

      Deposit Accounts. Deposits are attracted from within Coastal Federal's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement accounts. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Coastal Federal considers the rates offered by its competition, profitability to Coastal Federal, matching deposit and loan products and its customer preferences and concerns. Coastal Federal generally reviews its deposit mix and pricing at least monthly.

Deposit Flow

      The following table sets forth the balances of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.


                                                                    At September 30,
                              -------------------------------------------------------------------------------------------------
                                           2001                            2002                              2003
                              -----------------------------   -------------------------------  --------------------------------
                                        Percent   Increase              Percent     Increase              Percent     Increase
                               Amount   of Total (Decrease)    Amount   of Total   (Decrease)   Amount    of Total   (Decrease)
                               ------   --------- ----------   ------   --------   ----------   ------    --------   ----------
                                                                   (Dollars in thousands)
Transaction accounts:
    NOW checking ...........  $  55,926   10.54%  $   6,981   $  67,381   10.58%   $  11,455   $  98,171   14.08%     $30,790
    Noninterest-bearing
    checking ...............     49,098    9.26      13,884      63,003    9.89       13,905      86,258   12.38       23,255
                              ---------  ------   ---------   ---------  ------    ---------   ---------  ------    ---------

Total transaction accounts .    105,024   19.80      20,865     130,384   20.47       25,360     184,429   26.46       54,045
                              ---------  ------   ---------   ---------  ------    ---------   ---------  ------    ---------

Money market demand accounts    193,631   36.51      73,498     212,924   33.42       19,293     206,010   29.56       (6,914)
Savings accounts ...........     33,317    6.28      (2,888)     39,092    6.13        5,775      46,236    6.63        7,144

Fixed-rate certificates
 (original maturity):
   3 months ................      3,689    0.70          (6)      4,968    0.78        1,279       3,477     .50       (1,491)
   6 months ................     47,126    8.89     (15,251)     90,177   14.15       43,051      82,349   11.81       (7,828)
   9 months ................     30,180    5.69      26,969      17,613    2.76      (12,567)      6,702     .96      (10,911)
   12 months ...............     44,866    8.46      12,216      57,206    8.98       12,340      57,777    8.29          571
   18 months ...............     31,638    5.97       7,118      30,994    4.87         (644)     46,044    6.61       15,050
   24 months ...............     25,120    4.74       7,047      27,939    4.39        2,819      36,313    5.21        8,374
   30 months ...............      2,751    0.52      (5,869)      3,041    0.48          290       2,923     .42         (118)
   36 months ...............      2,294    0.43        (981)     11,580    1.82        9,286      11,649    1.67           69
   48 months ...............      6,586    1.24       1,765       7,936    1.25        1,350      10,108    1.45        2,172
   96 months ...............         18    0.00         (15)         19    0.00            1          20    0.00            1
                              ---------  ------   ---------   ---------  ------    ---------   ---------  ------    ---------

                                194,268   36.64      32,993     251,473   39.48       57,205     257,362   36.92        5,889
                              ---------  ------   ---------   ---------  ------    ---------   ---------  ------    ---------
Variable rate certificates:
  (original maturity)
                                     --    0.00          --         163    0.02          163         130     .02          (33)
    18 months ..............      2,146    0.40        (141)      1,471    0.23         (675)      1,311     .19         (160)
    30 months ..............      1,978    0.37          --       1,574    0.25         (404)      1,534     .22          (40)
                              ---------  ------    ---------  ---------  ------    ---------   ---------  ------    ---------
Total variable .............      4,124    0.77        (321)      3,208    0.50         (916)      2,975     .43         (233)
                              ---------  ------    ---------  ---------  ------    ---------   ---------  ------    ---------
Total certificates .........    198,392   37.41      32,672     254,681   39.98       56,289     260,337   37.35        5,656
                              ---------  ------   ---------   ---------  ------    ---------   ---------  ------    ---------

Total deposits .............  $ 530,364  100.00%  $ 124,147   $ 637,081  100.00%   $ 106,717   $ 697,012     100%   $  59,931
                              =========  ======   =========   =========  ======    =========   =========  ======    =========

Time Deposits by Maturity and Rate

      The following table sets forth the amount and maturities of time deposits at September 30, 2003.

                                             Amount Due
                                             ----------

                 Less Than One    1-2       2-3       3-4      After
    Rate              Year       Years     Years     Years    4 Years    Total
    ----              ----       -----     -----     -----    -------    -----
                                         (In thousands)

0.00 - 1.99% ...    $ 83,956    $  3,151  $    286  $      3  $     --  $ 87,396
2.00 - 3.99% ...     109,864      34,396     2,414     2,904       100   149,678
4.00 - 5.99% ...       3,029      11,256     4,754       231       299    19,569
6.00 - 7.99% ...       1,387       1,747         7        --        20     3,161
8.00 - 10.00%  .         487          46        --        --        --       533
                    --------    --------  --------  --------  --------  --------

    Total ......    $198,723    $ 50,596  $  7,461  $  3,138  $    419  $260,337
                    ========    ========  ========  ========  ========  ========


      The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2003.

                                   Amount Due
--------------------------------------------------------------------------------
  Within           Over 3              Over 6         Over 12
 3 Months     through 6 months    through 12 months   Months          Total
--------------------------------------------------------------------------------
                                 (In thousands)

  $26,558          $ 31,506           $19,759         $19,102        $ 96,925
  =======          ========           =======         =======        ========

      In the unlikely event Coastal Federal is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Corporation as the sole stockholder of Coastal Federal.

      Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans and certain of the Bank's mortgage-backed securities portfolio. At September 30, 2003, Coastal Federal had advances totaling $244.1 million from the FHLB of Atlanta due on various dates through 2012 with a weighted average interest rate of 3.89%. Certain of these advances are subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise.

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

      In addition to the borrowing described above, the Bank, from time to time, has borrowed funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2003, the Bank had $125.9 million in broker repurchase agreements. The Bank has also offered repurchase agreements to its customers that are borrowings collateralized by underlying government securities. At September 30, 2003, the Bank had $7.7 million outstanding in customer repurchase agreements.

      The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

                                                    At September 30,
                                             ------------------------------
                                               2001       2002       2003
                                             --------   --------   --------
                                                 (Dollars in thousands)
Outstanding balance:
    Securities sold under agreements
       to repurchase:
       Customer ...........................  $  3,703   $  4,070   $  7,703
       Broker .............................    15,000     30,000    125,899
    Short-term FHLB advances (1) ..........    46,400    110,350     91,435

Weighted average rate paid on:
    Securities sold under agreements
       to repurchase:
       Customer ...........................      3.36%      1.37%      0.81%
       Broker .............................      2.97       1.84       1.64
    Short-term FHLB advances (1) ..........      5.13       4.52       3.81

Maximum amount of borrowings outstanding
    At any month end:
    Securities sold under agreements
       to repurchase:
       Customer ...........................  $  3,726   $  5,625   $  7,703
       Broker .............................    67,099     30,000    125,899
    Short-term FHLB advances (1) ..........   138,946    110,350    121,582

Approximate average short-term borrowings
    outstanding with respect to:
    Securities sold under agreements
       to repurchase:
       Customer ...........................  $  2,361   $  3,600   $  4,812
       Broker .............................    45,461     15,007     92,476
    Short-term FHLB advances (1) ..........    50,884     59,243     86,191

Weighted average rate paid on:
    Securities sold under agreements
       to repurchase:
       Customer ...........................      3.73%      1.58%      1.02%
       Broker .............................      5.65       2.39       2.04
    Short-term FHLB advances (1) ..........      5.90       4.52       3.81

(1) Short-term FHLB advances include various advances which are subject to call by FHLB, within one year.

Competition

      As of June 30, 2003, Coastal Federal held the largest share of deposits, a 16.4% share, in Horry County, S.C. according to the Federal Deposit Insurance Corporation. Coastal Federal also held an 10.4% share in Brunswick County, N.C. and a 0.4% share in Wilmington, N.C. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 89 offices of other financial institutions in Horry County, 29 offices in Brunswick County and 57 offices in Wilmington. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

      As of September 30, 2003, the Company had 303 full-time Associates and 24 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

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

The OTS has authority to establish higher capital requirements where it determines that the circumstances of a particular association require it. At September 30, 2003, the Bank met each of its capital requirements. See Note 14 of the Notes to Consolidated Financial Statements for further information.

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

      Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2003, the Bank's limit on loans to one borrower was $13.9 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $12.5 million.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2003, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

      Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2003 totaled $185,000.

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

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to $500,1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2003 of $14.0 million.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

      Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to Note 12 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2003.

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

      For information regarding income taxes payable by Coastal Federal, see
Note 12 of the Notes to Consolidated Financial Statements.

Item 2. Properties

      The following table sets forth the location of the offices of Coastal Financial's subsidiaries, as well as certain additional information relating to these offices, as of September 30, 2003.

                                             Total Investment
                                              Including Land,       Net Book          Approximate
                                     Year    Building, Furni-       Value as             Square      Owned/
Location                            Opened   ture and Fixtures      Of 9/30/03          Footage      Leased
--------                            ------   -----------------      ----------          -------      ------
                                                              (Dollars in thousands)
Main Office                          1980         $ 11,611           $  4,529            25,000       Owned
2619 Oak St
Myrtle Beach, SC (1)

Dunes Office                         1971              836                239             2,000       Owned
7500 North Kings Hwy
Myrtle Beach, SC

North Myrtle Beach Office            1973            2,026              1,317             4,100       Owned
521 Main Street
North Myrtle Beach, SC

Surfside Office
112 Highway 17 South                 1975            1,515                581             3,300       Owned
  & Glenns Bay Road
Surfside Beach, SC

Conway Office                        1976            1,177                451             2,882       Owned
310 Wright Boulevard
Conway, SC

Socastee Office                      1981            1,046                271             2,275       Owned
4801 Socastee Boulevard
Myrtle Beach, SC

Murrells Inlet Office
3348 Highway 17 South & Inlet        1986            1,175                606             3,450       Owned
Crossing
Murrells Inlet, SC

Waccamaw Medical Pk Office           1986              693                301             1,450       Owned
112 Waccamaw Medical Pk Drive
Conway, SC

Sunset Beach Office                  1998            1,134                817             3,000       Owned
1625 Seaside Road S.W
Sunset Beach, NC

Coastal Federal University
Center                               1997            1,701                747            17,500       Owned
504 27th Avenue North
Myrtle Beach, SC

Conway Annex Property                1999            2,013                743            10,000       Owned
1515 4th Avenue
Conway, SC

Little River Office                         1999            $1,203            $  965            2,300            Owned
1602 Highway 17
Little River, SC

Bi-Lo 38th Avenue                           2000               333               186              600            Leased
1245 38th Avenue North
Myrtle Beach, SC

Wilmington Office                           1999               194                87            1,400            Lease
5710 Oleander Drive, Suite 209
Wilmington, NC

Carolina Forest Office                      2000             1,253             1,016            3,500            Owned
3894 Renee Drive
Myrtle Beach, SC

Southport Office                            2001               280               176            1,600            Leased
4956-1 Long Beach Road SE
Southport, NC

Central Business District Office            2001               196               122            1,800            Leased
109 Market Street
Wilmington, NC

Bi-Lo Socastee Office                       2001               286               160              486            Leased
5020 Dick Pond Road
Myrtle Beach, SC

Loris Office                                2002               378               282            1,040            Leased
4262 Main Street
Loris, SC

Pawleys Island Office
Coastal Federal Town Center                 2002             1,058               994            3,150            Owned
11403 Ocean Highway
Pawleys Island, SC

Coastal Mortgage Bankers                    1970                 2                 0             N/A              N/A
  and Realty Co., Inc.
2619 Oak Street
Myrtle Beach, SC

Coastal Investor Services, a
division of Coastal Federal Bank            1987               136                13             N/A              N/A
2619 Oak Street
Myrtle Beach, SC

Shallotte Office                            2003               614               609            2,000            Owned
200 Smith Avenue
Shallotte, NC

                                                                                                  N/A
                                                                                               Land only
Wilmington-Main                             2003               576               575              for            Owned
4320 17th Street                                                                               Extension
Wilmington, NC                                                                                   future
                                                                                                Banking
                                                                                                 Center

Residential Lending Admin.                  2003             $492              $301            4,100           Owned
604 27th Avenue North
Myrtle Beach, SC

(1) The original main office was located at 816 North Kings Highway and opened in January 1954. The main office was moved to its new location in 1980.

      The net book value of the Company's investment in office, properties and equipment totaled $16.1 million at September 30, 2003. See Note 6 of the Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003 ("Annual Report") is incorporated herein by reference.

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

Item 9A. Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the year ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Executive Officers of the Registrant

Name, Age and Position             Business Experience
----------------------             -------------------

Michael C. Gerald, 54              Mr. Gerald has been associated with Coastal
President, Chief Executive         Federal since 1974 and serves as Director,
Officer and a Director             President and Chief Executive Officer of the
                                   Corporation and Bank. Mr. Gerald also serves as Director and President of Coastal Mortgage
                                   Bankers & Realty Company, Inc., as Director and President of Coastal Real Estate
                                   Investment Corporation, and as a Director of Coastal Retirement, Estate and Tax Planners,
                                   Inc. He currently serves on the Board of Visitors of Coastal Carolina University's
                                   Wall School of Business, the Board of
                                   Directors of the Waccamaw Community
                                   Foundation, the Board of Directors of the Coastal Education Foundation, the Board of
                                   Directors of the South Carolina Bankers
                                   Association, the Board of Directors of SC
                                   BancPAC and the Board of Trustees of the USC
                                   Business Partnership Foundation.

Jimmy R. Graham, 55,               Mr. Graham serves as Executive Vice President
Executive Vice President and       and Chief Information Officer of Coastal
Chief Information Officer          Federal. Mr. Graham serves as Executive Vice
                                   President of Coastal Financial Corporation.
                                   He has been associated with the bank since
                                   1977.

Jerry L. Rexroad, CPA, 43,     Mr. Rexroad joined the Company in April 1995
Executive Vice President and   and is Executive Vice President and Chief
Chief Financial Officer        Financial Officer of Coastal Federal and
                               Coastal Financial Corporation. Mr. Rexroad also serves as the Chief Financial Officer and a Director for Coastal Mortgage Bankers &
                               Realty Company, Inc., Coastal Investor
                               Services, Inc., Coastal Planners Holding
                               Corporation, Coastal Retirement Estate and
                               Tax Planners, Coastal Federal Mortgage,
                               Coastal Real Estate Investment Corporation and President of Coastal Federal Holdings
                               Corporation. He currently serves on the
                               Junior Achievement Board of Directors of
                               Horry County. He is a Past Chairman of the
                               Board of Directors for Junior Achievement of
                               Horry County as well as Past Chairman of the Board of Directors for Junior Achievement of
                               Greenville. Mr. Rexroad is a Director of
                               PowerHouse Ministries, Inc. and Chairman of the Board of Deacons at Grand Strand Baptist
                               Church. He is a certified public accountant, and is a member of the AICPA and SCACPA.
                               Prior to joining the Company, Mr. Rexroad was a partner with KPMG LLP where he was partner in charge of the Financial Institutions practice in South Carolina.

Phillip G. Stalvey, 47,        Mr. Stalvey is Executive Vice President and
Executive Vice President       Banking Group Leader for the Bank. He also
and Banking Group Leader       serves as an Executive Vice President of the
                               Corporation and is a director of Coastal
                               Federal Mortgage and Coastal Investor
                               Services, Inc. He has been associated with Coastal Federal for the past 22 years. In addition, Mr. Stalvey is a member of the Florence Stake Presidency with his Church and a member of the Myrtle Beach Air Force Base
                               Redevelopment Authority.

Steven J. Sherry, 52           Mr. Sherry joined the Company in May 1998 and
Executive Vice President and   is Executive Vice President and Director of
Director of Marketing          Marketing for the Bank. He also serves as
                               Executive Vice President and Chief Marketing
                               Officer for Coastal Financial Corporation.
                               Mr. Sherry is a member of the Bank Marketing
                               Association and the ABA Marketing Network.
                               He is active with Horry County United Way and serves on the Executive Board of the Franklin
                               G. Burroughs-Simeon B. Chapin Art Museum.
                               Mr. Sherry holds numerous achievement awards for marketing and advertising.

Susan J. Cooke, 53             Ms. Cooke is Senior Vice President and
Senior Vice President and      Corporate Secretary for Coastal Federal and
Corporate Secretary            for Coastal Financial Corporation, Corporate
                               Secretary for Coastal Mortgage Bankers &
                               Realty Company, Inc., and Coastal Investor
                               Services, Inc. Ms. Cooke has been employed with Coastal Federal for sixteen years. She is a member of the American Society of Corporate Secretaries, Inc. and the National
                               Association for Female Executives.

Robert D. Douglas, 44          Mr. Douglas joined the corporation in June
Executive Vice President       1994 and serves as Executive Vice President
Human Resources/Coastal        of the Bank and Coastal Financial
Federal University Group       Corporation.  He previously served as
                               Chairman of the Human Resources Committee of the South Carolina Community Bankers
                               Association.  He has served on various
                               advisory committees for the Horry County Drug and Alcohol Commission, and the South
                               Carolina Employment Security Commission,
                               Coastal Carolina and Horry Georgetown
                               Technical College, and Grand Strand Area
                               Chamber of Commerce.

The Company has adopted a Code of Ethics, a copy of which is filed as Exhibit 14 to the report. The Company intends to disclose any changes or waivers from the Code of Ethics in a report on Form 8-K.

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

      (d)   Equity Compensation Plan Information as of September 30, 2003:

-----------------------------------------------------------------------------------------------
                                                                         Number of securities
                                                                         remaining available
                                                                         for future issuance
                        Number of securities                                  under equity
                          to be issued upon       Weighted-average        compensation plans
                             exercise of        price of outstanding           (excluding
                         outstanding options,     options, warrants       securities reflected
   Plan Category         warrants and rights          and rights              in column (a))
        (a)                     (b)                      (c)                       (d)
-----------------------------------------------------------------------------------------------
Equity compensation
plans approved by            1,580,011                  $7.64                     303,184
security holders
-----------------------------------------------------------------------------------------------
Equity compensation
plans not approved               N/A                     N/A                         N/A
by security holders
-----------------------------------------------------------------------------------------------
Total                        1,580,011                  $7.64                     303,184
-----------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      1.    Independent Auditors' Report(1)

      2.    All Financial Statements(1)

            (a) Consolidated Statements of Financial Condition as of September 30, 2002 and 2003.

            (b) Consolidated Statements of Operations for the Years Ended September 30, 2001, 2002, 2003.

            (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 2001, 2002, 2003.

            (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2002, 2003.

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

      4.    Exhibits

            3     (a) Certificate of Incorporation of Coastal Financial
                      Corporation(2)

            3     (b) Certificate of Amendment to Certificate of Incorporation
                      of Coastal Financial Corporation(7)

            3     (c) Bylaws of Coastal Financial Corporation(1)

            10    (a) Employment Agreement with Michael C. Gerald

                  (b) Employment Agreement with Jerry L. Rexroad

                  (c) Employment Agreement with Phillip G. Stalvey

                  (d) Employment Agreement with Steven J. Sherry

                  (e) Employment Agreement with Jimmy R. Graham

                  (f) 1990 Stock Option Plan (2)

                  (g) Directors Performance Plan(3)

                  (h) 2000 Stock Option Plan(6)

                  (i) Loan Agreement with Bankers Bank(8)

            13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003

            14        Code of Ethics

            21        Subsidiaries of the Registrant

            23        Consent of Independent Auditors

            31    (a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                      Officer

            31    (b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                      Officer

            32    (a) Section 1350 Certification of Chief Executive Officer

            32    (b) Section 1350 Certification of Chief Financial Officer

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

                                   COASTAL FINANCIAL CORPORATION


Date: December 19, 2003       By:  /s/ Michael C. Gerald
                                 -----------------------------------
                                 Michael C. Gerald
                                 President/Chief Executive
                                 Officer
                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/Michael C. Gerald                 By:    /s/Jerry L. Rexroad
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
        President/Chief Executive                   Executive Vice President
        Officer And a Director                      And Chief Financial Officer
        (Principal Executive                        (Principal Financial and
        Officer)                                    Accounting Officer)

Date:  December 19, 2003                           December 19, 2003


By:    /s/James T. Clemmons                 By:    /s/Frank A. Thompson, II
       --------------------                        ------------------------
       James T. Clemmons                           Frank A. Thompson, II
        Chairman of the Board                       Director

Date:  December 19, 2003                    Date:  December 19, 2003


By:    /s/James C. Benton                   By:    /s/James P. Creel
       ------------------                          -----------------
       James C. Benton                             James P. Creel
        Director                                    Director

Date:  December 19, 2003                    Date:  December 19, 2003


By:    /s/G. David Bishop                   By:    /s/James H. Dusenbury
       ------------------                          ---------------------
       G. David Bishop                             James H. Dusenbury
         Director                                   Director

Date:  December 19, 2003                    Date:  December 19, 2003