Form 10-Q
period 2003-12-31
COASTAL FINANCIAL CORP /DE
filed 2004-02-11
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended December 31, 2003

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            State of Delaware                          57-0925911
            -----------------                          ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

   2619 OAK STREET, MYRTLE BEACH, S. C.                   29577
   ------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (843) 205-2000
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

            YES |X|       NO |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003.

Common Stock $.01 Par Value Per Share           12,963,502 Shares
-------------------------------------           -----------------
            (Class)                                (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS                                                                     PAGE
-----------------                                                                     ----
PART I- Consolidated Financial Information
Item
     1. Consolidated Financial Statements (unaudited):

        Consolidated Statements of Financial Condition
        as of September 30, 2003 and December 31, 2003                                   3

        Consolidated Statements of Operations for the three
        months ended December 31, 2002 and 2003                                          4

        Consolidated Statements of Stockholders' Equity
        and Comprehensive Income for the three months ended
        December 31, 2002 and 2003                                                       5

        Consolidated Statements of Cash Flows for the three
        months ended December 31, 2002 and 2003                                        6-7

        Notes to Consolidated Financial Statements                                    8-12

     2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                12-21

     3. Quantitative and Qualitative Disclosures About                                  21
        Market Risk

     4. Controls and Procedures                                                         21

Part II - Other Information
Item
     1. Legal Proceedings                                                               22

     2. Changes in Securities and Use of Proceeds                                       22

     3. Defaults Upon Senior Securities                                                 22

     4. Submission of Matters to a Vote of Securities Holders                           22

     5. Other Information                                                               22

     6. Exhibits and Reports on Form 8-K                                             22-23

Signatures                                                                              24

Exhibits

     31(a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)             25

       (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)             26

     32(a) Section 1350 Certification (Chief Executive Officer)                         27

       (b) Section 1350 Certification (Chief Financial Officer)                         28

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   September 30,     December 31,
                                                                       2003               2003
                                                                       ----               ----
                                                                               (Unaudited)
                                                                             (In thousands,
                                                                           except share data)
ASSETS:
Cash and amounts due from banks                                     $    18,605       $    24,343
Short-term interest-bearing deposits                                      2,970             1,120
Investment securities available for sale                                 15,909            16,553
Mortgage-backed securities available for sale                           383,324           394,441
Loans receivable (net of allowance for
   loan losses of $9,832 at September 30,
   2003 and $10,317 at December 31, 2003)                               682,737           706,631
Loans receivable held for sale                                           19,096            14,946
Real estate acquired through foreclosure                                  1,627             1,335
Office property and equipment, net                                       16,088            16,250
Federal Home Loan Bank stock, at cost                                    13,991            15,996
Accrued interest receivable on loans                                      2,258             2,452
Accrued interest receivable on securities                                 2,074             2,171
Cash value of life insurance                                             16,165            20,904
Other assets                                                              6,365             8,196
                                                                    -----------       -----------
                                                                    $ 1,181,209       $ 1,225,338
                                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                            $   697,012       $   682,242
Securities sold under agreements to repurchase                          133,602           114,431
Advances from Federal Home Loan Bank                                    244,114           319,914
Debt associated with trust preferred securities                          15,000            15,000
Other borrowings                                                             81                81
Drafts outstanding                                                        2,644             2,285
Advances by borrowers for property taxes
   and insurance                                                          1,795               790
Accrued interest payable                                                  1,263             1,255
Other liabilities                                                        11,991            13,051
                                                                    -----------       -----------
      Total liabilities                                               1,107,502         1,149,049
                                                                    -----------       -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                                   --                --
Common stock, $.01 par value, 15,000,000
   shares authorized; 12,921,298 shares at
   September 30, 2003 and 12,963,502 shares
   at December 31, 2003 issued and outstanding                              129               130
Additional paid-in capital                                               10,235            10,379
Retained earnings                                                        63,030            65,443
Treasury stock, at cost (334,508 shares at
   September 30, 2003 and 292,304 shares at December 31, 2003)           (3,375)           (2,914)
Accumulated other comprehensive income, net of tax                        3,688             3,251
                                                                    -----------       -----------
      Total stockholders' equity                                         73,707            76,289
                                                                    -----------       -----------
                                                                    $ 1,181,209       $ 1,225,338
                                                                    ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003

                                                          2002               2003
                                                          ----               ----
                                                               (Unaudited)
                                                              (In thousands,
                                                            except share data)
Interest income:
   Loans receivable                                   $     10,112       $     11,077
   Investment securities                                       506                479
   Mortgage-backed securities                                4,087              3,959
   Other                                                        35                 20
                                                      ------------       ------------
   Total interest income                                    14,740             15,535
                                                      ------------       ------------

Interest expense:
   Deposits                                                  3,355              2,594
   Securities sold under agreements to
      repurchase                                               304                566
   Advances from Federal Home Loan Bank                      2,148              2,404
   Other                                                        --                161
                                                      ------------       ------------
   Total interest expense                                    5,807              5,725
                                                      ------------       ------------
   Net interest income                                       8,933              9,810
   Provision for loan losses                                   435                550
                                                      ------------       ------------
   Net interest income after provision
      for loan losses                                        8,498              9,260
                                                      ------------       ------------
Other income:
   Fees and service charges                                    886                902
   Loss from real estate owned                                 (52)               (39)
   Gain on sales of loans held for sale                        776                441
   Gain (loss) on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                            214               (200)
   Other income                                                843              1,222
                                                      ------------       ------------
                                                             2,667              2,326
                                                      ------------       ------------
General and administrative expenses:
   Salaries and employee benefits                            3,192              3,994
   Net occupancy, furniture and fixtures
      and data processing expense                            1,477              1,530
   FDIC insurance premium                                       26                 27
   Prepayment penalties on FHLB advances                     1,114                  9
   Other expenses                                            1,055              1,054
                                                      ------------       ------------
                                                             6,864              6,614
                                                      ------------       ------------
Income before income taxes                                   4,301              4,972
Income taxes                                                 1,551              1,653
                                                      ------------       ------------

Net income                                            $      2,750       $      3,319
                                                      ============       ============

Earnings per common share
     Basic                                            $        .21       $        .26
                                                      ============       ============
     Diluted                                          $        .20       $        .24
                                                      ============       ============

Weighted average common shares outstanding
     Basic                                              12,830,000         12,936,000
                                                      ============       ============
     Diluted                                            13,433,000         13,760,000
                                                      ============       ============

Dividends per share                                   $       .045       $       .055
                                                      ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003

                                                                                                       Accumulated
                                                                                                          Other
                                                           Additional                                    Compre-           Total
                                              Common         Paid-In       Retained        Treasury      hensive       Stockholders'
                                               Stock         Capital       Earnings          Stock        Income           Equity
                                               -----         -------       --------          -----        ------           ------
                                                                                  (Unaudited)
                                                                                (In thousands)
Balance at September 30, 2002                $    128       $  9,922       $ 54,954        $ (4,376)     $  5,758        $ 66,386
Net income                                         --             --          2,750              --            --           2,750
Other comprehensive income:
 Unrealized gains arising
 during period, net of
 taxes of $704                                     --             --             --              --         1,152              --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $81                               --             --             --              --          (133)             --
                                                                                                         --------
Other comprehensive income                         --             --             --              --         1,019           1,019
                                                                                                         --------        --------
Comprehensive income                               --             --             --              --            --           3,769
                                                                                                                         --------
Exercise of stock options                          --             --           (138)            332            --             194
Cash dividends                                     --             --           (584)             --            --            (584)
                                             --------       --------       --------        --------      --------        --------
Balance at December 31, 2002                 $    128       $  9,922       $ 56,982        $ (4,044)     $  6,777        $ 69,765
                                             ========       ========       ========        ========      ========        ========

Balance at September 30, 2003                $    129       $ 10,235       $ 63,030        $ (3,375)     $  3,688        $ 73,707
Net income                                         --             --          3,319              --            --           3,319
Other comprehensive loss:
 Unrealized losses arising
 during period, net of
 tax benefit of $213                               --             --             --              --          (561)             --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of tax benefit of $76                         --             --             --              --           124              --
                                                                                                         --------
Other comprehensive loss                           --             --             --              --          (437)           (437)
                                                                                                         --------        --------
Comprehensive income                               --             --             --              --            --           2,882
                                                                                                                         --------
Exercise of stock options                           1            144           (193)            461            --             413
Cash dividends                                     --             --           (713)             --            --            (713)
                                             --------       --------       --------        --------      --------        --------
Balance at December 31, 2003                 $    130       $ 10,379       $ 65,443        $ (2,914)     $  3,251        $ 76,289
                                             ========       ========       ========        ========      ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003

                                                                        2002              2003
                                                                        ----              ----
                                                                              (Unaudited)
                                                                             (In thousands)
Cash flows from operating activities:
  Net income                                                         $   2,750         $   3,319
  Adjustments to reconcile net income to net
       cash provided by operating activities:
  Depreciation                                                             587               552
  Provision for loan losses                                                435               550
  (Gain) loss on sale of investment securities
       available for sale and mortgage-backed
       securities available for sale                                      (214)              200
  Loss on sale of real estate acquired through foreclosure                  52                39
  Prepayment penalties on FHLB advances                                  1,114                 9
  Origination of loans receivable held for sale                        (34,141)          (13,544)
  Proceeds from sales of loans receivable held for sale                 38,109             3,640
  Impairment loss (gain) from write-down of mortgage
       servicing rights                                                     45               (39)
  (Increase) decrease in:
       Cash value of life insurance                                         (8)             (239)
       Accrued interest receivable                                          29              (291)
       Other assets                                                     (1,035)           (1,792)
  Increase (decrease) in:
       Accrued interest payable                                           (233)               (8)
       Other liabilities                                                   800             1,328
                                                                     ---------         ---------

       Net cash provided by (used in) operating activities               8,290            (6,276)
                                                                     ---------         ---------

Cash flows from investing activities:
  Issuer exercise of call of investment
       securities available for sale                                     2,000                --
  Purchases of investment securities available for sale                     --              (314)
  Origination of loans receivable                                     (158,590)         (105,891)
  Principal collected on loans receivable                              122,795            81,365
  Purchases of mortgage-backed securities
       available for sale                                              (84,609)         (124,608)
  Proceeds from sales of mortgage-backed
       securities available for sale                                    23,932            94,017
  Principal collected on mortgage-backed
       securities, net                                                  39,833            32,293
  Proceeds from sale of real estate
       acquired through foreclosure, net                                    --               335
  Purchases of office properties and equipment                          (1,059)             (714)
  Purchases of FHLB stock, net                                            (335)           (2,005)
  Purchase of bank-owned life insurance                                (15,500)           (4,500)
                                                                     ---------         ---------

       Net cash used in investing activities                           (71,533)          (30,022)
                                                                     ---------         ---------

                                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003 (CONTINUED)

                                                        2002              2003
                                                        ----              ----
                                                             (Unaudited)
                                                           (In thousands)

Cash flows from financing activities:
  Decrease in deposits, net                           $    (857)      $ (14,770)
  Increase (decrease) in securities sold under
    agreement to repurchase, net                         62,730         (19,171)
  Proceeds from FHLB advances                           169,869         213,300
  Repayment of FHLB advances                           (160,670)       (137,500)
  Prepayment penalties on FHLB advances                  (1,114)             (9)
  Decrease in advance payments by borrowers
    for property taxes and insurance, net                (1,285)         (1,005)
  Decrease in drafts outstanding, net                      (764)           (359)
  Dividends to stockholders                                (584)           (713)
  Exercise of stock options                                 194             413
                                                      ---------       ---------

       Net cash provided by financing activities         67,519          40,186
                                                      ---------       ---------

       Net increase in cash and cash equivalents          4,276           3,888
                                                      ---------       ---------
Cash and cash equivalents at beginning
  of the period                                          25,802          21,575
                                                      ---------       ---------
Cash and cash equivalents at end
  of the period                                       $  30,078       $  25,463
                                                      =========       =========

Supplemental information:
  Interest paid                                       $   6,040       $   5,733
                                                      =========       =========

  Income taxes paid                                   $      23       $      30
                                                      =========       =========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
    acquired through foreclosure                      $     171       $      82
                                                      =========       =========

  Securitization of mortgage loans into
    mortgage-backed securities                        $  28,106       $  14,054
                                                      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' (the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2003, included in the Company's 2003 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                   September 30,    December 31,
                                                        2003            2003
                                                   -------------    ------------
                                                            (Unaudited)
                                                           (In thousands)
First mortgage loans:
   Single family to 4 family units                   $ 289,197       $ 299,541
   Lot loans                                           100,448         118,863
   Other, primarily commercial real estate             163,240         165,584
   Residential construction loans                       27,480          30,207
   Commercial construction loans                        53,747          44,777

Consumer and commercial loans:
   Installment consumer loans                           16,571          17,248
   Mobile home loans                                     4,607           4,739
   Savings account loans                                 2,179           2,539
   Equity lines of credit                               26,639          27,455
   Commercial and other loans                           24,475          25,926
                                                     ---------       ---------
                                                       708,583         736,879
Less:
   Allowance for loan losses                             9,832          10,317
   Deferred loan costs, net                               (556)           (631)
   Undisbursed portion of loans in process              16,570          20,562
                                                     ---------       ---------

                                                     $ 682,737       $ 706,631
                                                     =========       =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                         Three Months Ended December 31,
                                                         -------------------------------
                                                               2002           2003
                                                               ----           ----
                                                                   (Unaudited)
                                                             (Dollars in thousands)
Allowance at beginning of period                             $ 7,883       $ 9,832
Provision for loan losses                                        435           550
                                                             -------       -------
Recoveries:
 Residential loans                                                --            --
 Commercial loans                                                  1            67
 Consumer loans                                                    9            17
                                                             -------       -------
   Total recoveries                                               10            84
                                                             -------       -------

Charge-offs:
 Residential loans                                                --            --
 Commercial loans                                                 --            40
 Consumer loans                                                   46           109
                                                             -------       -------
   Total charge-offs                                              46           149
                                                             -------       -------
   Net charge-offs                                                36            65
                                                             -------       -------
 Allowance at end of period                                  $ 8,282       $10,317
                                                             =======       =======

Ratio of allowance to total net loans
 outstanding at the end of the period                           1.41%         1.43%
                                                             =======       =======

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)          .02%          .04%
                                                             =======       =======

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $4.7 million and $7.0 million at December 31, 2002 and 2003, respectively. For the three months ended December 31, 2003 and 2002, interest income, which would have been recorded, would have been approximately $70,000 and $172,000, respectively, had non-accruing loans been current in accordance with their original terms.

At December 31, 2003, impaired loans totaled $4.2 million. There were $3.4 million in impaired loans at December 31, 2002. Included in the allowance for loan losses at December 31, 2003 was $362,000 related to impaired loans compared to $238,000 at December 31, 2002. The average recorded investment in impaired loans for the three months ended December 31, 2003 was $4.6 million compared to $3.3 million for the three months ended December 31, 2002. Interest income of $108,000 was recognized on impaired loans for the quarter ended December 31, 2003. Interest income of $16,000 was recognized on impaired loans for the quarter ended December 31, 2002.

(3) DEPOSITS

Deposits consist of the following:

                                    September 30, 2003          December 31, 2003
                                    ------------------          -----------------
                                                Weighted                    Weighted
                                                 Average                    Average
                                  Amount          Rate        Amount          Rate
                                  ------          ----        ------          ----
                                                      (Unaudited)
                                                (Dollars in thousands)
Transaction accounts            $ 390,439         0.84%      $ 374,544         0.84%
Statement savings accounts         46,236         0.80          47,538         0.80
Certificate accounts              260,337         2.67         260,160         2.59
                                ---------                    ---------
                                $ 697,012         1.52%      $ 682,242         1.50%
                                =========                    =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED) - CONTINUED

(4) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                            September 30, 2003            December 31, 2003
                            ------------------            -----------------
                                         Weighted                     Weighted
                                         Average                       Average
                             Amount        Rate        Amount           Rate
                             ------        ----        ------           ----
Maturing within:                              (Unaudited)
                                        (Dollars in thousands)

1 year                      $ 34,435       1.32%      $102,735          1.16%
2 years                       13,500       5.17         13,500          5.17
3 years                        5,686       2.81          3,886          2.89
4 years                        5,132       3.00          6,001          3.05
5 years                        4,633       3.28          3,964          3.26
After 5 years                180,728       4.35        189,828          4.31
                            --------                  --------
                            $244,114       3.89%      $319,914          3.28%
                            ========                  ========

At September 30, 2003, and December 31, 2003, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $275.8 million and $340.9 million, respectively, as collateral for FHLB advances. At December 31, 2003, included in the two, four, and after five years maturities were $166.0 million, with a weighted average rate of 4.39%, of advances subject to call provisions. Callable advances at December 31, 2003 are summarized as follows: $57.0 million callable in fiscal 2004, with a weighted average rate of 5.32%; $32.0 million callable in fiscal 2005, with a weighted average rate of 5.96%; $2.0 million callable in fiscal 2006, with a weighted average rate of 4.72%; $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%; $32.0 million callable in fiscal 2008, with a weighted average rate of 2.92%; and $8.0 million callable in fiscal 2009, with a weighted average rate of 3.38%. Call provisions are more likely to be exercised by the FHLB when interest rates rise.

(5) EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2002 and 2003, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three months ended December 31, 2002 and 2003, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                    For the Quarter Ended December 31,
                                                               (Unaudited)

                                         2002                  2002      2003                  2003
                                         --------------------------      --------------------------
                                         BASIC              DILUTED      BASIC              DILUTED
                                         --------------------------      --------------------------
Weighted average shares outstanding      12,830,000      12,830,000      12,936,000      12,936,000
Effect of dilutive securities-
Stock options                                    --         603,000              --         824,000
                                         --------------------------      --------------------------
                                         12,830,000      13,433,000      12,936,000      13,760,000
                                         ==========================      ==========================

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(6) STOCK-BASED COMPENSATION

At December 31, 2003, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 17 of the Notes to Consolidated Financial Statements included in the Company's 10-K for the year ended September 30, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

                                                  Three Months Ended December 31,
                                                  -------------------------------
                                                        2002            2003
                                                        ----            ----
                                                             (Unaudited)
                                                       (Dollars in thousands)
Net income, as reported                              $   2,750       $   3,319
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                        (124)           (131)
                                                     ---------       ---------
Pro forma net income                                 $   2,626       $   3,188
                                                     =========       =========

Basic earnings per share:
     As reported                                     $     .21       $     .26
                                                     =========       =========
     Pro forma                                       $     .20       $     .25
                                                     =========       =========

Diluted earnings per share:
     As reported                                     $     .20       $     .24
                                                     =========       =========
     Pro forma                                       $     .20       $     .23
                                                     =========       =========

(7) COMMON STOCK DIVIDEND

On May 27, 2003 and August 28, 2003, the Company declared a 10% stock dividend, aggregating approximately 1,065,000 shares and 1,174,000 shares, respectively. All share and per share data have been retroactively restated for the stock dividends.

(8) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.0 million.

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $4.1 million at December 31, 2003. The fair value of the loan commitments was an asset of approximately $41,000 at December 31, 2003. As of December 31, 2003, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $49,000.

(10) SUBSEQUENT EVENT

The Board has unanimously adopted an amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock from 15,000,000 to 25,000,000 shares. On January 27, 2004, the Stockholders of the Company approved this amendment.

On October 29, 2003, the Board of Directors of the Company approved an amendment to the 2000 Stock Option and Incentive Plan which increases the number of shares of common stock with respect to which options may be granted from 525,000 shares to 1,050,000 shares, subject to adjustment for stock splits and stock dividends. On January 27, 2004, the Stockholders of the Company approved this amendment.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Coastal Financial Corporation and Subsidiaries and the notes thereto.

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

OVERVIEW
--------

Coastal Financial Corporation is a unitary thrift holding company headquartered in Delaware with one wholly-owned banking subsidiary, Coastal Federal Bank (the "Bank" or "Coastal Federal"). The Company's primary business activities are conducted by the Bank. The Bank's principal executive offices are located in Myrtle Beach, South Carolina.

Coastal Federal Bank is a full service financial services company with 18 banking centers located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has twelve offices in Horry County, South Carolina; one office in

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Georgetown County, South Carolina; three offices in Brunswick County, North Carolina; and two offices in New Hanover County, North Carolina.

The Bank's primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the Metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal's primary market is Horry County, South Carolina where the Bank has the number one market share of deposits as of June 30, 2003 with 16.4% of deposits. The Bank also has the third highest market share of deposits as of June 30, 2003 in Brunswick County, North Carolina with 8.4% of deposits.

The primary business activities in Horry County are centered around the tourism industry. To the extent that Horry County businesses rely heavily on tourism business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, the Bank would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

Coastal Federal's principal business consists of attracting core deposits from Customers in its primary market locations and using these funds to meet the lending needs of its Customers as well as providing numerous financial products and services to meet its Customer's needs.

Through its banking center locations, the Bank provides a wide range of banking products, including interest-bearing and non-interest bearing checking accounts; money market accounts; certificates of deposit; individual retirement accounts; commercial, business, personal, real estate, residential mortgage and home equity loans; safe deposit boxes; and electronic banking. The Bank also offers a wide range of financial products through its division, Coastal Investor Services, including stocks, bonds, mutual funds, annuities, insurance, and retirement products. The Company's subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., also offers a wide range of fee-based financial planning services.

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

The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At December 31, 2003 and September 30, 2003, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and personal credit card lines, and unused business and personal lines of credit. These instruments are not recorded in the consolidated balance sheet

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

For business customers, commercial loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For personal customers, loan commitments are generally lines of credit which are unsecured or are secured by residential property. At December 31, 2003, unfunded business and personal lines of credit commitments totaled $49.5 million. Unused business and personal credit card lines, which totaled $12.7 million at December 31, 2003, are generally for short-term borrowings. The Company also had commitments to originate $18.4 million in residential mortgage loans.


Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $3.0 million.

Derivatives and Hedging Activities. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $4.1 million at December 31, 2003. The fair value of the loan commitments was an asset of approximately $41,000 at December 31, 2003. As of December 31, 2003, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $49,000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2003 TO DECEMBER
-----------------------------------------------------------------------------
31, 2003
--------

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

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company originated loans receivable of $192.7 million for the three months ended December 31, 2002, compared to $119.4 million for the three months ended December 31, 2003. Originations in fiscal 2003 were significantly higher due to increased refinancings of both residential and business loans. Loan principal repayments amounted to $122.8 million in the first quarter of 2002 compared to $81.4 million for the three months ended December 31, 2003. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first quarter of fiscal 2003, the Company sold loans or securitized and sold loans totaling $66.2 million that compares to $17.7 million in the first three months ended December 31, 2003. Generally, these loans have consisted only of mortgage loans, which have been originated within the prior twelve months.

During the three month period ended December 31, 2003, the Company securitized $14.1 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $482,000, which included $187,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of mortgage-backed securities available for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold other than servicing rights.

For the three-month period ended December 31, 2002, the Company purchased $84.6 million in investment and mortgage-backed securities. For the three-month period ended December 31, 2003, the Company purchased $124.9 million in investment and mortgage-backed securities. These purchases during the three-month period ended December 31, 2003 were funded primarily by repayments of $32.3 million within the securities portfolio and sales of mortgage-backed securities of $94.0 million.

The Company experienced a decrease of $14.8 million in deposits for the three-month period ended December 31, 2003. For the three-month period ended December 31, 2003, transaction accounts decreased $15.9 million, statement savings accounts increased $1.3 million, and certificate accounts decreased $177,000.

The Company generally experiences a decline in deposits in its first and second quarters of each fiscal year. The Company's primary market place is very dependent upon the tourism industry, which is much slower in the winter months. The Company is focused on growing core deposits. The Company is presently planning to build three full service banking centers in fiscal 2004. At December 31, 2003 the Company had $202.7 million of certificates of deposits that were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Company. At December 31, 2003, the Company had commitments to originate $18.4 million in residental mortgage loans, $49.5 million in undisbursed business and retail lines of credit and $12.7 million in unused business and personal credit card lines, which the Company expects to fund from normal operations. At December 31, 2003, the Company had $21.0 million available in FHLB advances. Additionally, at December 31, 2003, the Company had outstanding available lines for federal funds of $20.0 million.

As a result of $3.3 million in net income, less the cash dividends paid to stockholders of approximately $713,000, proceeds of approximately $413,000 from the exercise of stock options, and the net decrease in unrealized gain on securities available for sale, net of income tax of $437,000, stockholders' equity increased from $73.7 million at September 30, 2003 to $76.3 million at December 31, 2003.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $87.6 million at December 31, 2003, exceeding the core capital requirement by $50.9 million. At December 31, 2003, the Bank's risk-based capital of approximately $96.5 million exceeded its current risk-based capital requirement by $37.8 million. (For further information see Regulatory Capital Matters).

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2003
--------------------------

EARNINGS SUMMARY
----------------

Net income increased from $2.8 million, or $.20 per diluted share, for the three months ended December 31, 2002 to $3.3 million, or $.24 per diluted share for the three months ended December 31, 2003. This 20.7% increase in net income resulted from increased net interest income of $877,000, or 9.8%, reduced general and administrative expenses of $250,000, offset by increased provision for loan losses of $115,000 and decreased other income of $341,000.

Despite the decrease in the net interest margin as a result of continued declining interest rates, from 3.67% for the three months ended December 31, 2002 to 3.48% for the three months ended December 31, 2003, net interest income increased 9.8%. The increase in net interest income is primarily attributable to an increase in average earning assets of $172.7 million, or 18.1%. Loans receivable have continued to increase significantly as the Company has emphasized commercial real estate and business loans production. Commercial real estate loans and business loans were $236.3 million at December 31, 2003, an increase of 21.9%, when compared to $193.8 million at December 31, 2002. In addition, average balances of investment securities increased approximately $53.1 million. The investment securities were primarily funded with longer-term advances. The Company's advances with a maturity greater than five years increased from $140.8 million at December 31, 2002 to $189.8 million at December 31, 2003.

Provision for loan losses increased by $115,000 due to increased balances in commercial real estate loans and two relationships aggregating $5.6 million, which were classified during the three months ended December 31, 2003.

Other income decreased from $2.7 million for the quarter ended December 31, 2003 to $2.3 million for the quarter ended December 31, 2003. This was primarily a result of decreased gains on sales of loans held for sale of $335,000. The Company experienced a significant reduction in residential loan refinancings in the first quarter of fiscal 2004 compared to fiscal 2003 due to interest rates, which increased slightly beginning in September 2003. The Company also had increased loss on securities available for sale of $414,000 in the first fiscal quarter of 2004 when comparing to the first fiscal 2003 quarter. This was offset by increased other income of $379,000. The increase in other income was primarily due to increased income from bank owned life insurance of $239,000.

General and administrative expenses decreased slightly from $6.9 million to $6.6 million. Compensation increased from $3.2 million for the first quarter of fiscal 2003 to $4.0 million in the first quarter of fiscal 2004, primarily due to an increase in the number of banking Associates in business banking and Associates in new Banking Centers. This increase was offset by reduced penalties on early prepayment of FHLB advances, which were $1.1 million in the first fiscal quarter of 2003 and were $9,000 in the first fiscal quarter of 2004.

INTEREST INCOME
---------------

Interest income for the three months ended December 31, 2003, increased to $15.5 million as compared to $14.7 million for the three months ended December 31, 2002. The earning asset yield for the three months ended December 31, 2003, was 5.58% compared to a yield of 6.24% for the three months ended December 31, 2002. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined. At December 31, 2001, 2002 and 2003, the one-year treasury rate of interest was approximately 2.23%, 1.41% and 1.28%, respectively. At December 31, 2001, 2002 and 2003, the prime rate of interest was approximately 4.75%, 4.25% and 4.00%, respectively.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2003-CONTINUED
------------------------------------

The average yield on loans receivable for the three months ended December 31, 2003, was 6.21% compared to 6.82% for three months ended December 31, 2002. The Company's yield on loans has continued to decline as loans in the portfolio have refinanced at lower rates. The yield on investments decreased to 4.47% for the three months ended December 31, 2003, from 5.34% for the three months ended December 31, 2002. The yield on investments has declined due to payoff of higher yielding mortgage-backed securities (MBS) resulting from significant prepayments during fiscal 2003. These higher yielding MBS were replaced with lower yielding MBS. Total average interest-earning assets were $1.1 billion for the quarter ended December 31, 2003 as compared to $952.3 million for the quarter ended December 31, 2002. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $119.6 million and investment securities of approximately $53.1 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.7 million for the three months ended December 31, 2003, as compared to $5.8 million for the three months ended December 31, 2002. The average cost of deposits for the three months ended December 31, 2003, was 1.48% compared to 2.09% for the three months ended December 31, 2002. The cost of interest-bearing liabilities was 2.10% for the three months ended December 31, 2003, as compared to 2.58% for the three months ended December 31, 2002. The cost of FHLB advances and reverse repurchase agreements was 4.00% and 2.01%, respectively, for the three months ended December 31, 2003. For the three months ended December 31, 2002, the cost of FHLB advances and reverse repurchase agreements was 4.43% and 1.90%, respectively. Total average interest-bearing liabilities increased from $897.4 million at December 31, 2002 to $1.1 billion at December 31, 2003. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $59.1 million. This was accompanied by an increase in reverse repurchase agreements of $84.6 million and FHLB advances of $46.7 million.

NET INTEREST INCOME
-------------------

Net interest income was $9.8 million for the three months ended December 31, 2003, as compared to $8.9 million for the three months ended December 31, 2002. The net interest margin was 3.48% for the three months ended December 31, 2003, compared to 3.67% for the three months ended December 31, 2002. With the reduction in interest rates, resulting from the Federal Reserve Board's decision to reduce the discount rate, it is expected that the Bank's yield on interest earning assets and cost of deposits and borrowings will decline. Consequently, it is expected that a portion of the Bank's loan portfolio will be subject to refinancing at lower rates. It is expected that refinancing of loans at lower rates and repricing of loans tied to prime or treasury rates will outpace the repricing of deposits and borrowings. Should interest rates remain at these historically low levels, the Bank expects to experience a reduced interest margin for the remainder of fiscal 2004.

PROVISION FOR LOAN LOSSES
-------------------------

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

The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting

PART I.FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2003 - CONTINUED
--------------------------------------

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

Assessing the adequacy of the allowance is a process that requires considerable judgment. Management's methodology and judgments are based on the information currently available and includes numerous assumptions about current events, which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. Management believes that the current level of the allowance for loan losses is presently adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

The allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust the allowance based on information available to them at the time of their examination.

The Company established provisions for loan losses for the quarters ended December 31, 2003 and 2002, of $550,000 and $435,000, respectively. For the quarters ended December 31, 2003 and 2002, the Company had net charge-offs of $65,000 and $36,000, respectively. Net charge-offs as a percentage of average outstanding loans were .04% and .02% for the quarters ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had an allowance for loan losses of $10.3 million, which was 1.43% of net loans.

The allowance for loan losses as a percentage of net loans was 1.40% at September 30, 2003. The allowance as a percentage of net loans increased due to a greater composition of the loan portfolio in commercial real estate loans and due to two relationships aggregating $5.6 million being classified during the quarter. These loans are presently not considered impaired but contain certain risk characteristics which management reflected in its allowance model.

OTHER INCOME
------------

For the three months ended December 31, 2003, other income was $2.3 million compared to $2.7 million for the three months ended December 31, 2002. Fees and service charges from deposit accounts were $902,000 for the three months ended December 31, 2003, compared to

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2003 - CONTINUED
--------------------------------------

$886,000 for the three months ended December 31, 2002. During the three months ended December 31, 2002, the Company securitized loans into mortgage-backed securities ("MBS") and then sold the MBS and sold loans aggregating $66.2 million of loans held for sale compared to $17.7 million for the three months ended December 31, 2003. Originations of loans held for sale have declined as interest rates began to increase around September 2003. This increase in rates has significantly curtailed mortgage refinancing. Based upon current interest rates, the Company expects mortgage refinancing to continue significantly below last years levels. Gain on sale of loans was $441,000 for the quarter ended December 31, 2003, compared to $776,000 for the quarter ended December 31, 2002. Loss on sales of securities was $200,000 for the quarter ended December 31, 2003, compared to gains of $214,000 for the quarter ended December 31, 2002. Other income was $1.2 million for the three months ended December 31, 2003, as compared to $843,000 for the three months ended December 31, 2002. This increase is primarily attributed to income from bank-owned life insurance of $239,000 for the quarter ended December 31, 2003 compared to $8,000 for the quarter ended December 31, 2002. The Bank purchased bank owned life insurance at the end of December 2002.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $6.9 million for the quarter ended December 31, 2002 compared to $6.6 million for the quarter ended December 31, 2003. Salaries and employee benefits were $3.2 million for the three months ended December 31, 2002, as compared to $4.0 million for the three months ended December 31, 2003, an increase of 25.1%, primarily due to the addition of new Banking Centers and additional business banking Associates. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new Banking Centers, net occupancy, furniture and fixtures and data processing expenses increased $53,000 when comparing the two periods. General and administrative expenses also included prepayment penalties on FHLB advances of $9,000 for the quarter ended December 31, 2003 compared to $1.1 million for the quarter ended December 31, 2002. In the quarter ended December 31, 2002, the Company prepaid $20.0 million of FHLB advances with a weighted average rate of 4.27%. Also during the quarter ended December 31, 2002, the Company borrowed new advances with a term greater than one year from the FHLB with a weighted average rate of 3.04%. Other expenses were $1.1 million for the quarters ended December 31, 2002 and 2003.

INCOME TAXES
------------

Income taxes were $1.6 million for the three months ended December 31, 2002 compared to $1.7 million for the three months ended December 31, 2003. The effective income tax rate as a percentage of pretax income was 36.06% and 33.25% for the quarters ended December 31, 2002 and 2003, respectively. The effective income tax rate declined in connection with an increase in income generated by bank-owned life insurance and municipal securities that are exempt from federal and certain state taxes.

The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2003 - CONTINUED
--------------------------------------

REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                                    Categorized as "Well
                                                                                     Capitalized" Under
                                                                For Capital           Prompt Corrective
                                         Actual              Adequacy Purposes         Action Provision
                                         ------              -----------------         ----------------

                                   Amount      Ratio        Amount        Ratio       Amount       Ratio
                                   ------      -----        ------        -----       ------       -----
                                                           (Dollars In Thousands)
As of December 31, 2003:
 Total Capital:                    $96,467     13.16%      $58,639        8.00%      $73,299      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $87,599     11.95%          N/A         N/A       $43,980       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $87,599      7.16%      $36,698        3.00%      $61,325       5.00%
   (To Total Assets)
 Tangible Capital:                 $87,599      7.16%      $18,398        1.50%          N/A        N/A
   (To Total Assets)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company currently consolidates the trust, which issued the Company's trust preferred securities, in its consolidated financial statements and reports the related debt instruments, referred to as debt associated with trust preferred securities, as a liability on its consolidated balance sheet. Under the interpretation of FIN 46R, the Company's trust, which issued the Company's trust preferred securities, would no longer be included in the Company's consolidated financial statements.

The Company will reflect the junior subordinated debentures as subordinated debt in its consolidated financial statements in the second quarter of 2004. The Federal Reserve presently considers the trust preferred securities to qualify as Tier 1 Capital. This may change in the future based on the application and interpretation by the Federal Reserve Board of FIN 46R.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2003 - CONTINUED
--------------------------------------

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

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

PART I. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

At December 31, 2003, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2003, filed as an exhibit to the Company's Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      (a)   Exhibits

            3 (a) Certificate of Incorporation of Coastal Financial Corporation (1)

              (b) Certificate of Amendment to Certificate of Incorporation of Coastal Financial Corporation (6)

              (c)       Bylaws of Coastal Financial Corporation (1)

           10 (a)       Employment Agreement with Michael C. Gerald (9)

              (b)       Employment Agreement with Jerry L. Rexroad (9)

              (c)       Employment Agreement with Phillip G. Stalvey (9)

              (d)       Employment Agreement with Jimmy R. Graham (9)

              (e)       Employment Agreement with Steven J. Sherry (9)

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

           31 (a)       Rule 13a-14(a)/15d-14(a) Certification (Chief
                        Executive Officer)

              (b)       Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                        Officer)

           32 (a)       Section 1350 Certification (Chief Executive Officer)

              (b)       Section 1350 Certification (Chief Financial Officer)

(a)   Report on Form 8-K

            The Company filed a Form 8-K on November 4, 2003 to report the Company's fourth quarter earnings. A copy of the Company's press release dated October 29, 2003 was attached as an exhibit.

----------

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

(9) Incorporated by reference to 2003 Form 10-K filed with Securities and Exchange Commission on December 22, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           COASTAL FINANCIAL CORPORATION


     February 11, 2004                     /s/ Michael C. Gerald
     -----------------                     --------------------
     Date                                  Michael C. Gerald
                                           President and Chief Executive Officer


     February 11, 2004                     /s/ Jerry L. Rexroad
     -----------------                     --------------------
     Date                                  Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer