Form 10-Q
period 2004-03-31
COASTAL FINANCIAL CORP /DE
filed 2004-05-13
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended March 31, 2004

      | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            State of Delaware                          57-0925911
            -----------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

   2619 OAK STREET, MYRTLE BEACH, S. C.                   29577
   ------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

            YES |X|      NO | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

            YES |X|      NO | |

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2004.

Common Stock $.01 Par Value Per Share             14,389,829 Shares
-------------------------------------------------------------------
(Class)                                           (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS                                                           PAGE
                                                                            ----

PART I- Consolidated Financial Information
Item
     1.  Consolidated Financial Statements (unaudited):

         Consolidated Statements of Financial Condition
         as of September 30, 2003 and March 31, 2004                           3

         Consolidated Statements of Operations for the three
         months ended March 31, 2003 and 2004                                  4

         Consolidated Statements of Operations for the six
         months ended March 31, 2003 and 2004                                  5

         Consolidated Statements of Stockholders' Equity
         and Comprehensive Income for the six months ended
         March 31, 2003 and 2004                                               6

         Consolidated Statements of Cash Flows for the six
         months ended March 31, 2003 and 2004                                7-8

         Notes to Consolidated Financial Statements                         9-14

     2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     15-25

     3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                          25

     4.  Controls and Procedures                                              25

Part II - Other Information
Item
     1.  Legal Proceedings                                                    26

     2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                                       26

     3.  Defaults Upon Senior Securities                                      26

     4.  Submission of Matters to a Vote of Securities Holders                26

     5.  Other Information                                                    26

     6.  Exhibits and Reports on Form 8-K                                  26-27

Signatures                                                                    28

Exhibits


    31(a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)    29

      (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)    30

    32(a) Section 1350 Certification (Chief Executive Officer)                31

      (b) Section 1350 Certification (Chief Financial Officer)                32

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    September 30,        March 31,
                                                        2003                2004
                                                        ----                ----
                                                              (Unaudited)
                                                             (In thousands,
                                                           except share data)
ASSETS:
Cash and amounts due from banks                      $    18,605       $    17,611
Short-term interest-bearing deposits                       2,970               373
Investment securities available for sale                  15,909            16,661
Mortgage-backed securities available for sale            383,324           395,526
Loans receivable (net of allowance for
     loan losses of $9,832 at September 30,
     2003 and $10,758 at March 31, 2004)                 682,737           751,809
Loans receivable held for sale                            19,096            13,767
Real estate acquired through foreclosure, net              1,627             1,269
Office property and equipment, net                        16,088            16,700
Federal Home Loan Bank stock, at cost                     13,991            14,742
Accrued interest receivable on loans                       2,258             2,523
Accrued interest receivable on securities                  2,074             1,961
Cash value of life insurance                              16,165            21,146
Other assets                                               6,365             8,654
                                                     -----------       -----------
                                                     $ 1,181,209       $ 1,262,742
                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                             $   697,012       $   696,910
Securities sold under agreements to repurchase           133,602           164,077
Advances from Federal Home Loan Bank                     244,114           287,442
Junior subordinated debt                                      --            15,464
Debt associated with trust preferred securities           15,000                --
Other borrowings                                              81                81
Drafts outstanding                                         2,644             3,660
Advances by borrowers for property taxes
     and insurance                                         1,795             1,078
Accrued interest payable                                   1,263             1,375
Other liabilities                                         11,991            11,649
                                                     -----------       -----------
     Total liabilities                                 1,107,502         1,181,736
                                                     -----------       -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
     authorized and unissued                                  --                --
Common stock, $.01 par value, 25,000,000
     shares authorized; 14,213,428 shares at
     September 30, 2003 and 14,389,829 shares
     at March 31, 2004 issued and outstanding                142               143
Additional paid-in capital                                10,222            10,465
Retained earnings                                         63,030            67,604
Treasury stock, at cost (334,508 shares at
     September 30, 2003 and 173,943 shares at
     March 31, 2004)                                      (3,375)           (1,823)
Accumulated other comprehensive income,
  net of tax                                               3,688             4,617
                                                     -----------       -----------
     Total stockholders' equity                           73,707            81,006
                                                     -----------       -----------
                                                     $ 1,181,209       $ 1,262,742
                                                     ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

                                                         2003               2004
                                                         ----               ----
                                                                (Unaudited)
                                                              (In thousands,
                                                            except share data)
Interest income:
   Loans receivable                                   $     10,257       $     11,320
   Investment securities                                       509                833
   Mortgage-backed securities                                3,950              3,982
   Other                                                        27                 20
                                                      ------------       ------------
   Total interest income                                    14,743             16,155
                                                      ------------       ------------

Interest expense:
   Deposits                                                  2,967              2,471
   Securities sold under agreements to
     repurchase                                                502                609
   Advances from Federal Home Loan Bank                      2,139              2,607
   Other borrowings                                             17                161
                                                      ------------       ------------
   Total interest expense                                    5,625              5,848
                                                      ------------       ------------
   Net interest income                                       9,118             10,307
   Provision for loan losses                                   870                500
                                                      ------------       ------------
   Net interest income after provision
     for loan losses                                         8,248              9,807
                                                      ------------       ------------

Other income:
   Fees and service charges                                    806                879
   Loss from real estate owned                                 (31)               (52)
   Gain on sales of loans held for sale                        604                359
   Gain (loss) on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                            301                (67)
   Other income                                              1,035              1,311
                                                      ------------       ------------
                                                             2,715              2,430
                                                      ------------       ------------
General and administrative expenses:
   Salaries and employee benefits                            3,443              4,009
   Net occupancy, furniture and fixtures
     and data processing expense                             1,458              1,536
   FDIC insurance premium                                       26                 27
   Prepayment penalties on FHLB advances                       564                 68
   Other expenses                                            1,192              1,089
                                                      ------------       ------------
                                                             6,683              6,729
                                                      ------------       ------------
Income before income taxes                                   4,280              5,508
Income taxes                                                 1,526              1,831
                                                      ------------       ------------

Net income                                            $      2,754       $      3,677
                                                      ============       ============

Earnings per common share
     Basic                                            $        .19       $        .26
                                                      ============       ============
     Diluted                                          $        .19       $        .24
                                                      ============       ============

Weighted average common shares outstanding
   Basic                                                14,145,000         14,338,000
                                                      ============       ============
   Diluted                                              14,710,000         15,143,000
                                                      ============       ============

Dividends per share                                   $       .041       $        .05
                                                      ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2004

                                                          2003               2004
                                                          ----               ----
                                                               (Unaudited)
                                                             (In thousands,
                                                           except share data)
Interest income:
   Loans receivable                                   $     20,369       $     22,398
   Investment securities                                     1,015              1,311
   Mortgage-backed securities                                8,037              7,941
   Other                                                        62                 42
                                                      ------------       ------------
   Total interest income                                    29,483             31,692
                                                      ------------       ------------

Interest expense:
   Deposits                                                  6,322              5,065
   Securities sold under agreements to
     repurchase                                                806              1,165
   Advances from Federal Home Loan Bank                      4,267              5,011
   Other borrowings                                             37                333
                                                      ------------       ------------
   Total interest expense                                   11,432             11,574
                                                      ------------       ------------
   Net interest income                                      18,051             20,118
   Provision for loan losses                                 1,305              1,050
                                                      ------------       ------------
   Net interest income after provision
     for loan losses                                        16,746             19,068
                                                      ------------       ------------

Other income:
   Fees and service charges                                  1,692              1,782
   Loss from real estate owned                                 (83)               (92)
   Gain on sales of loans held for sale                      1,380                800
   Gain (loss) on sales of investment securities
      available for sale and mortgage-backed
      securities available for sale                            515               (267)
   Other income                                              1,878              2,534
                                                      ------------       ------------
                                                             5,382              4,757
                                                      ------------       ------------
General and administrative expenses:
   Salaries and employee benefits                            6,635              8,003
   Net occupancy, furniture and fixtures
     and data processing expense                             2,935              3,065
   FDIC insurance premium                                       52                 53
   Prepayment penalties on FHLB advances                     1,678                 77
   Other expenses                                            2,247              2,147
                                                      ------------       ------------
                                                            13,547             13,345
                                                      ------------       ------------
Income before income taxes                                   8,581             10,480
Income taxes                                                 3,077              3,484
                                                      ------------       ------------

Net income                                            $      5,504       $      6,996
                                                      ============       ============

Earnings per common share
     Basic                                            $        .39       $        .49
                                                      ============       ============
     Diluted                                          $        .37       $        .46
                                                      ============       ============

Weighted average common shares outstanding
   Basic                                                14,110,000         14,254,000
                                                      ============       ============
   Diluted                                              14,755,000         15,071,000
                                                      ============       ============

Dividends per share                                   $       .083       $        .10
                                                      ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2004

                                                                                                     Accumulated
                                                                                                        Other
                                                    Additional                                          Compre-            Total
                                     Common          Paid-In         Retained        Treasury           hensive        Stockholders'
                                      Stock          Capital         Earnings          Stock            Income             Equity
                                   ----------       ----------      ----------      ----------       -----------       -------------
                                                                           (Unaudited)
                                                                         (In thousands)
Balance at September
  30, 2002                         $      141       $    9,909      $   54,954      $   (4,376)       $    5,758         $   66,386
Net income                                 --               --           5,504              --                --              5,504
Other comprehensive
 loss:
 Unrealized gains arising
 during period, net of
 taxes of $73                              --               --              --              --               119                 --
 Less: reclassification
 adjustment for gains
 included in net loss,
 net of taxes of $196                      --               --              --              --              (319)                --
                                                                                                      ----------
Other comprehensive income                 --               --              --              --              (200)              (200)
                                                                                                      ----------         ----------
Comprehensive income                       --               --              --              --                --              5,304
                                                                                                                         ----------
Treasury stock repurchases                 --               --              --            (342)               --               (342)
Exercise of stock
  options                                  --               95            (392)            797                --                500
Cash dividends                             --               --          (1,170)             --                --             (1,170)
Balance at March                   ----------       ----------      ----------      ----------        ----------         ----------
  31, 2003                         $      141       $   10,004      $   58,896      $   (3,921)       $    5,558         $   70,678
                                   ==========       ==========      ==========      ==========        ==========         ==========

Balance at September
  30, 2003                         $      142       $   10,222      $   63,030      $   (3,375)       $    3,688         $   73,707
Net income                                 --               --           6,996              --                --              6,996
Other comprehensive
 income:
 Unrealized gains arising
 during period, net of
 tax benefit of $468                       --               --              --              --               763                 --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of tax benefit of $101                --               --              --              --               166                 --
                                                                                                      ----------
Other comprehensive income                 --               --              --              --               929                929
                                                                                                      ----------         ----------
Comprehensive income                       --               --              --              --                --              7,925
                                                                                                                         ----------
Exercise of stock
  options                                   1              243            (990)          1,552                --                806
Cash dividends                             --               --          (1,432)             --                --             (1,432)
Balance at March                   ----------       ----------      ----------      ----------        ----------         ----------
  31, 2004                         $      143       $   10,465      $   67,604      $   (1,823)       $    4,617         $   81,006
                                   ==========       ==========      ==========      ==========        ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2004

                                                                               2003              2004
                                                                               ----              ----
                                                                                     (Unaudited)
                                                                                   (In thousands)
Cash flows from operating activities:
  Net income                                                                 $   5,504         $   6,996
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation                                                                   1,198             1,081
  Provision for loan losses                                                      1,305             1,050
  (Gain) loss on sale of investment securities available for sale and mortgage-backed
     securities available for sale                                                (515)              267
  Prepayment penalties on FHLB advances                                          1,678                77
  Origination of loans receivable held for sale                                (55,851)          (26,900)
  Proceeds from sales of loans receivable held for sale                         19,456             9,158
  Impairment loss (recovery) from write-down of mortgage
     servicing rights                                                              106               (92)
  (Increase) decrease in:
     Cash value of life insurance                                                 (224)             (481)
     Accrued interest receivable                                                   187              (152)
     Other assets                                                                  (52)           (1,733)
  Increase (decrease) in:
     Accrued interest payable                                                       17               112
     Other liabilities                                                            (644)             (911)
                                                                             ---------         ---------

       Net cash used in operating activities                                   (27,835)          (11,528)
                                                                             ---------         ---------

Cash flows from investing activities:
  Issuer exercise of call of investment
     securities available for sale                                               2,000             2,000
  Purchases of investment securities available for sale                         (2,017)           (4,854)
  Origination of loans receivable                                             (302,398)         (276,734)
  Principal collected on loans receivable                                      212,181           206,097
  Purchases of mortgage-backed securities
    available for sale                                                        (150,524)         (188,843)
  Proceeds from sales of investment
   securities available for sale                                                    --             2,946
  Proceeds from sales of mortgage-backed
    securities available for sale                                               96,474           143,050
  Principal collected on mortgage-backed
    securities, net                                                             85,734            57,049
  Proceeds from sale of real estate
    acquired through foreclosure, net                                              109               873
  Purchases of office properties and equipment                                  (2,841)           (1,750)
  Proceeds from sales of office properties
   and equipment                                                                    --                57
  (Purchases) sales of FHLB stock, net                                              73              (751)
  Purchase of bank-owned life insurance                                        (15,500)           (4,500)
                                                                             ---------         ---------

       Net cash used in investing activities                                   (76,709)          (65,360)
                                                                             ---------         ---------

                                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2004 (CONTINUED)

                                                                     2003               2004
                                                                     ----               ----
                                                                             (Unaudited)
                                                                           (In thousands)
Cash flows from financing activities:
  Increase (decrease) in deposits, net                             $   34,111         $     (102)
  Increase in securities sold under
     agreement to repurchase, net                                      66,922             30,475
  Proceeds from FHLB advances                                         394,667            355,076
  Repayment of FHLB advances                                         (379,607)          (311,748)
  Prepayment penalties on FHLB advances                                (1,678)               (77)
  Decrease in advance payments by borrowers
     for property taxes and insurance, net                               (489)              (717)
  Increase(decrease)in drafts outstanding, net                            (73)             1,016
  Repurchase of treasury stock, at cost                                  (342)                --
  Dividends to stockholders                                            (1,170)            (1,432)
  Exercise of stock options                                               500                806
                                                                   ----------         ----------

       Net cash provided by financing activities                      112,841             73,297
                                                                   ----------         ----------

       Net increase (decrease) in cash and cash equivalents             8,297             (3,591)
Cash and cash equivalents at beginning
     of the period                                                     25,802             21,575
                                                                   ----------         ----------
Cash and cash equivalents at end
     of the period                                                 $   34,099         $   17,984
                                                                   ==========         ==========

Supplemental information:
     Interest paid                                                 $   11,415         $   11,462
                                                                   ==========         ==========

     Income taxes paid                                             $    2,712         $    3,261
                                                                   ==========         ==========

Supplemental schedule of non-cash investing and financing transactions:

  Transfer of mortgage loans to real estate
     acquired through foreclosure                                  $      975         $      515
                                                                   ==========         ==========

  Securitization of mortgage loans into
     mortgage-backed securities                                    $   43,035         $   23,071
                                                                   ==========         ==========

  Increase in other assets and junior subordinated
     debt resulting from deconsolidation under FIN 46R             $       --         $      464
                                                                   ==========         ==========

  Unrealized gain (loss) in investment securities
     and mortgage-backed securities available
     for sale, net of tax                                          $     (200)        $      929
                                                                   ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' (the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2003, included in the Company's 2003 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities ("VIEs") are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, a combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company's wholly-owned subsidiary, Coastal Financial Capital Trust I is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company's consolidated financial statements.

Certain prior period amounts have been reclassified to conform to current year presentation.

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(2) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                            September 30,       March 31,
                                                                2003              2004
                                                            -------------      ----------
                                                                      (Unaudited)
                                                                     (In thousands)
First mortgage loans:
   Single family to 4 family units                           $  289,204        $  309,006
   Land and land development                                     86,339           123,468
   Residential lots                                              20,327            25,832
   Other, primarily commercial real estate                      169,655           177,247
   Residential construction loans                                29,195            35,579
   Commercial construction loans                                 39,399            28,443

Consumer and commercial loans:
   Installment consumer loans                                    16,581            17,590
   Mobile home loans                                              4,607             5,314
   Savings account loans                                          2,179             2,211
   Equity lines of credit                                        26,640            29,260
   Commercial and other loans                                    24,457            30,938
                                                             ----------        ----------
                                                                708,583           784,888
Less:
   Allowance for loan losses                                      9,832            10,758
   Deferred loan costs, net                                        (556)             (549)
   Undisbursed portion of loans in process                       16,570            22,870
                                                             ----------        ----------

                                                             $  682,737        $  751,809
                                                             ==========        ==========

The changes in the allowance for loan losses consist of the following for the six months ended:

                                                              Six Months Ended March 31,
                                                              --------------------------
                                                                2003             2004
                                                                ----             ----
                                                                      (Unaudited)
                                                                (Dollars in thousands)
Allowance at beginning of period                             $    7,883        $    9,832
Provision for loan losses                                         1,305             1,050
                                                             ----------        ----------
Recoveries:
 Residential loans                                                   --                --
 Commercial loans                                                     1               148
 Consumer loans                                                      31                34
                                                             ----------        ----------
   Total recoveries                                                  32               182
                                                             ----------        ----------

Charge-offs:
 Residential loans                                                   12                --
 Commercial loans                                                    65                52
 Consumer loans                                                     254               254
                                                             ----------        ----------
   Total charge-offs                                                331               306
                                                             ----------        ----------
   Net charge-offs                                                  299               124
                                                             ----------        ----------
 Allowance at end of period                                  $    8,889        $   10,758
                                                             ==========        ==========

Ratio of allowance to total net loans
 outstanding at the end of the period                              1.40%             1.41%
                                                             ==========        ==========

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)             .10%              .03%
                                                             ==========        ==========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $5.2 million and $6.1 million at March 31, 2003 and 2004, respectively. For the six months ended March 31, 2004 and 2003, interest income, which would have been recorded, would have been approximately $138,000 and $311,000, respectively, had non-accruing loans been current in accordance with their original terms.

At March 31, 2004, impaired loans totaled $3.8 million. There were $3.6 million in impaired loans at March 31, 2003. Included in the allowance for loan losses at March 31, 2004 was $300,000 related to impaired loans compared to $270,000 at March 31, 2003. The average recorded investment in impaired loans for the six months ended March 31, 2004 was $4.3 million compared to $3.4 million for the six months ended March 31, 2003. Interest income of $71,000 and $180,000 was recognized on impaired loans for the quarter and six months ended March 31, 2004, respectively. Interest income of $16,000 and $32,000 was recognized on impaired loans for the quarter and six months ended March 31, 2003, respectively.

(3) DEPOSITS

Deposits consist of the following:

                                                    September 30, 2003                March 31, 2004
                                                  ------------------------       -----------------------
                                                                  Weighted                      Weighted
                                                                   Average                      Average
                                                     Amount         Rate           Amount         Rate
                                                     ------         ----           ------         ----
                                                                          (Unaudited)
                                                                    (Dollars in thousands)
Transaction accounts                              $    390,439       0.84%       $  399,223       0.79%
Statement savings accounts                              46,236       0.80            50,342       0.79
Certificate accounts                                   260,337       2.67           247,345       2.55
                                                  ------------                   ----------
                                                  $    697,012       1.52%       $  696,910       1.41%
                                                  ============                   ==========

(4) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                                    September 30, 2003                   March 31, 2004
                                                  ------------------------       -----------------------
                                                                  Weighted                      Weighted
                                                                   Average                      Average
                                                     Amount         Rate           Amount         Rate
                                                     ------         ----           ------         ----
Maturing within:                                                          (Unaudited)
                                                                    (Dollars in thousands)
1 year                                            $     34,435       1.32%       $   22,435       1.33%
2 years                                                 13,500       5.17            13,241       5.27
3 years                                                  5,686       2.81             5,086       2.88
4 years                                                  5,132       3.00             5,160       3.04
5 years                                                  4,633       3.28            27,880       2.10
After 5 years                                          180,728       4.35           213,640       4.21
                                                  ------------                   ----------
                                                  $    244,114       3.89%       $  287,442       3.78%
                                                  ============                   ==========

At September 30, 2003 and March 31, 2004, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $275.8 million and $340.7 million, respectively, as collateral for FHLB advances. At March 31, 2004, included in the two, four, five and after five years maturities were $208.0 million, with a weighted average rate of 3.99%, of advances subject to call provisions. Callable advances at March 31, 2004 are summarized as follows: $57.0 million callable in fiscal 2004, with a weighted average rate of 5.32%; $31.0 million callable in fiscal 2005, with a weighted average rate of 5.99%; $28.0 million callable in fiscal 2006, with a weighted average rate

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

of 2.29%; $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%; $32.0 million callable in fiscal 2008, with a weighted average rate of 2.92%; and $25.0 million callable in fiscal 2009, with a weighted average rate of 3.12%. Call provisions are more likely to be exercised by the FHLB when interest rates rise.

(5) EARNINGS PER SHARE

Basic earnings per share for the three and six months ended March 31, 2003 and 2004, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and six months ended March 31, 2003 and 2004, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                         For the Quarter Ended March 31,
                                                                   (Unaudited)

                                              2003              2003             2004               2004
                                           ----------------------------      ------------------------------
                                             BASIC             DILUTED           BASIC             DILUTED
                                           ----------------------------      ------------------------------
Weighted average shares outstanding        14,145,000        14,145,000        14,338,000        14,338,000
Effect of dilutive securities-
  Stock options                                    --           565,000                --           805,000
                                           ----------------------------      ------------------------------
                                           14,145,000        14,710,000        14,338,000        15,143,000
                                           ============================      ==============================

                                                         For the Six Months Ended March 31,
                                                                     (Unaudited)

                                             2003               2003             2004                2004
                                           ----------------------------      ------------------------------
                                             BASIC             DILUTED           BASIC             DILUTED
                                           ----------------------------      ------------------------------
Weighted average shares outstanding        14,110,000        14,110,000        14,254,000        14,254,000
Effect of dilutive securities-
  Stock options                                    --           645,000                --           817,000
                                           ----------------------------      ------------------------------
                                           14,110,000        14,755,000        14,254,000        15,071,000
                                           ============================      ==============================

(6) STOCK-BASED COMPENSATION

At March 31, 2004, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 17 of the Notes to Consolidated Financial Statements included in the Company's 10-K for the year ended September 30, 2003. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2003              2004
                                                         ----              ----
                                                                (Unaudited)
                                                          (Dollars in thousands)
Net income, as reported                              $      2,754      $      3,677
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                           (129)             (155)
                                                     ------------      ------------
Pro forma net income                                 $      2,625      $      3,522
                                                     ============      ============

Basic earnings per share:
  As reported                                        $        .19      $        .26
                                                     ============      ============
  Pro forma                                          $        .19      $        .25
                                                     ============      ============

Diluted earnings per share:
  As reported                                        $        .19      $        .24
                                                     ============      ============
  Pro forma                                          $        .18      $        .23
                                                     ============      ============

                                                       Six Months Ended March 31,
                                                       --------------------------
                                                        2003               2004
                                                        ----               ----
                                                                (Unaudited)
                                                          (Dollars in thousands)
Net income, as reported                              $      5,504      $      6,996
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                           (252)             (286)
                                                     ------------      ------------
Pro forma net income                                 $      5,252      $      6,710
                                                     ============      ============

Basic earnings per share:
  As reported                                        $        .39      $        .49
                                                     ============      ============
  Pro forma                                          $        .37      $        .47
                                                     ============      ============

Diluted earnings per share:
  As reported                                        $        .37      $        .46
                                                     ============      ============
  Pro forma                                          $        .35      $        .45
                                                     ============      ============

(7) COMMON STOCK DIVIDEND

On May 27, 2003, August 28, 2003 and February 18, 2004, the Company declared a 10% stock dividend, aggregating approximately 1,065,000 shares, 1,174,000 shares and 1,308,000 shares respectively. All share and per share data have been retroactively restated for the stock dividends.

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At March 31, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 was $3.1 million.

(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $10.1 million at March 31, 2004. The fair value of the loan commitments was an asset of approximately $52,000 at March 31, 2004. As of March 31, 2004, the Company had sold $10.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $25,000.

(10) JUNIOR SUBORDINATED DEBT

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with these rules, the Company deconsolidated Coastal Financial Capital Trust I at January 1, 2004, which had been formed to raise capital by issuing preferred securities to an institutional investor. The deconsolidation of this wholly-owned subsidiary, increased other assets by approximately $500,000, increased junior subordinated debt-trust preferred securities by $15.5 million, and reduced debt associated with trust preferred securities by $15.0 million. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

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

OVERVIEW
--------

Coastal Financial Corporation is a unitary thrift holding company incorporated in Delaware with one wholly-owned banking subsidiary, Coastal Federal Bank (the "Bank" or "Coastal Federal"). The Company also owns Coastal Planners Holding Corporation, whose subsidiary Coastal Retirement, Estate and Tax Planners, Inc., offers fee-based financial planning services. The Company's primary business activities are conducted by the Bank. The Company and Bank's principal executive offices are located in Myrtle Beach, South Carolina.

Coastal Federal Bank is a full service financial services company with 18 banking centers located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has twelve offices in Horry County, South Carolina; one office in Georgetown County, South Carolina; three offices in Brunswick County, North Carolina; and two offices in New Hanover County, North Carolina.

The Bank's primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the Metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal's primary market is Horry County, South Carolina where the Bank has the number one market share of deposits as of June 30, 2003 with 16.4% of deposits as reported by Sheshunoff Market Share Report. The Bank also has the third highest market share of deposits as of June 30, 2003 in Brunswick County, North Carolina with 8.4% of deposits as reported by Sheshunoff Market Share Report.

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

Through its branch locations, the Bank provides a wide range of banking products, including interest-bearing and non-interest bearing checking accounts; money market accounts; certificates of deposit; individual retirement accounts; merchant services; commercial, business, personal, real estate, residential mortgage and home equity loans; safe deposit boxes; and electronic banking. The Bank also has four ATMs at off-site locations. The Bank offers a wide range of financial products through its division, Coastal Investor Services, including stocks, bonds, mutual funds, annuities, insurance, and retirement products.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires many of management's most subjective and complex judgments. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements.

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

For business customers, commercial loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For personal customers, loan commitments are generally lines of credit which are unsecured or are secured by residential property. At March 31, 2004, unfunded business and personal lines of credit commitments totaled $56.4 million. Unused business and personal credit card lines, which totaled $13.4 million at March 31, 2004, are generally for short-term borrowings. The Company also had commitments to originate $23.6 million in residential mortgage loans.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At March 31, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 was $3.1 million.

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

The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $10.1 million at March 31, 2004. The fair value of the loan commitments was an asset of approximately $52,000 at March 31, 2004. As of March 31, 2004, the Company had sold $10.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $25,000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2003 TO MARCH 31,
------------------------------------------------------------------------------
2004
----

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

The Company originated loans receivable of $358.2 million for the six months ended March 31, 2003, compared to $303.6 million for the six months ended March 31, 2004. Originations in fiscal 2003 were significantly higher due to increased refinancings of both residential and business loans. Loan principal repayments amounted to $212.2 million in the first six months of 2003 compared to $206.1 million for the six months ended March 31, 2004. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first six months of fiscal 2003, the Company sold loans or securitized and sold loans totaling $62.5 million compared to $32.2 million in the first six months ended March 31, 2004. Generally, these loans have consisted only of mortgage loans, which have been originated within the prior twelve months.

During the six month period ended March 31, 2004, the Company securitized $23.1 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $867,000, which included $316,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of mortgage-backed securities available for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold other than servicing rights.

For the six-month period ended March 31, 2003, the Company purchased $152.5 million in investment and mortgage-backed securities. For the six-month period ended March 31, 2004, the Company purchased $193.7 million in investment and mortgage-backed securities. These purchases during the six-month period ended March 31, 2004 were funded primarily by repayments of $57.0 million within the securities portfolio and sales of mortgage-backed securities of $143.1 million.

The Company experienced a decrease of $102,000 in deposits for the six-month period ended March 31, 2004. For the six-month period ended March 31, 2004, transaction accounts increased $8.8 million, statement savings accounts increased $4.1 million, and certificate accounts decreased $13.0 million.

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

growing core deposits. The Company is presently planning to build three full service branches in fiscal 2004. At March 31, 2004 the Company had $201.6 million of certificates of deposits that were due to mature within one year. The Company believes that the majority of these certificates of deposits will renew with the Company. At March 31, 2004, the Company had commitments to originate $23.6 million in residential mortgage loans, $56.4 million in undisbursed business and retail lines of credit and $13.4 million in unused business and personal credit card lines, which the Company expects to fund from normal operations. At March 31, 2004, the Company had $53.3 million available in FHLB advances. Additionally, at March 31, 2004, the Company had outstanding available lines for federal funds of $20.0 million.

The Company funded the majority of its loan growth with increases in advances and reverse repurchase agreements. During the six months ended March 31, 2004, the Company borrowed $61.5 million of new advances with a term greater than one year from the FHLB with a weighted average rate of 2.81%.

As a result of $7.0 million in net income, less the cash dividends paid to stockholders of approximately $1.4 million, proceeds of approximately $806,000 from the exercise of stock options, and the net increase in unrealized gain on securities available for sale, net of income tax, of $929,000, stockholders' equity increased from $73.7 million at September 30, 2003 to $81.0 million at March 31, 2004.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $90.9 million at March 31, 2004, exceeding the core capital requirement by $53.1 million. At March 31, 2004, the Bank's risk-based capital of approximately $100.2 million exceeded its current risk-based capital requirement by $38.3 million. (For further information see Regulatory Capital Matters).

The table below summarizes future contractual obligations as of March 31, 2004:

                                                      Payments Due by Period
                            --------------------------------------------------------------------------
                                            Less than          1-3              4-5           After 5
                               Total          1 Year          Years            Years           Years
                            ----------      ----------      ----------      ----------      ----------
Time deposits               $  247,345      $  201,604      $   42,107      $    3,335      $      299
Short-term borrowings          176,512         176,512              --              --              --
Long-term debt                 290,552              --          28,327          33,121         229,104
Operating leases                   676             190             263              40             183
                            ----------      ----------      ----------      ----------      ----------
Total contractual cash
     obligations            $  715,085      $  378,306      $   70,697      $   36,496      $  229,586
                            ==========      ==========      ==========      ==========      ==========

EARNINGS SUMMARY
----------------

Net income increased from $5.5 million, or $.37 per diluted share, for the six months ended March 31, 2003 to $7.0 million, or $.46 per diluted share for the six months ended March 31, 2004. This 27.1% increase in net income resulted from increased net interest income of $2.1 million, or 11.4%, reduced general and administrative expenses of $202,000, decreased provision for loan losses of $255,000 and decreased other income of $625,000.

Despite the decrease in the net interest margin as a result of continued declining interest rates, from 3.84% for the six months ended March 31, 2003 to 3.52% for the six months ended March 31, 2004, net interest income increased 11.4%. The increase in net interest income is primarily attributable to an increase in average earning assets of $196.9 million, or 21.1%. Loans receivable have continued to increase as the Company has emphasized commercial real estate and business loans production. Commercial real estate loans and business loans were $236.6 million at March 31, 2004, an increase of 10.4%, when compared to $214.4 million at March 31, 2003. Lot, land and development loans at March 31, 2004 increased $68.6 million over March 31, 2003 to $149.3 million. In addition, average balances of investment securities increased approximately $60.0 million. The investment securities were primarily funded with longer-term advances. The Company's

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

advances with a maturity greater than four years increased from $176.2 million at March 31, 2003 to $241.5 million at March 31, 2004.

Although loans receivable increased $69.1 million for the six months ended, March 31, 2004, provision for loan losses decreased by $255,000. This is primarily attributed to an improved credit risk profile associated with problem loans at March 31, 2004. During the six months ended March 31, 2004, the Bank had several large loans that were criticized or classified by the Bank, aggregating $7.4 million that were paid off.

Total other income decreased from $5.4 million for the six months ended March 31, 2003 to $4.8 million for the six months ended March 31, 2004. This was primarily a result of decreased gains on sales of loans held for sale of $580,000. The Company experienced a significant reduction in residential loan refinancings in the first six months of fiscal 2004 compared to fiscal 2003 due to interest rates, which increased slightly beginning in September 2003. The Company also had increased net loss on securities available for sale of $782,000 in the first six months of 2004 when comparing to the first six months of 2003. This was offset by increased other income of $656,000. The increase in other income was primarily due to increased income from bank owned life insurance of $257,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2003 AND 2004
-----------------------

INTEREST INCOME
---------------

Interest income for the three months ended March 31, 2004, increased to $16.2 million as compared to $14.7 million for the three months ended March 31, 2003. The earning asset yield for the three months ended March 31, 2004, was 5.63% compared to a yield of 6.26% for the three months ended March 31, 2003. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined. At March 31, 2002, 2003 and 2004, the one-year treasury rate of interest was approximately 2.66%, 1.32% and 1.17%, respectively. At March 31, 2002, 2003 and 2004, the prime rate of interest was approximately 4.75%, 4.25% and 4.00%, respectively.

The average yield on loans receivable for the three months ended March 31, 2004, was 6.10% compared to 6.85% for three months ended March 31, 2003. The Company's yield on loans has continued to decline as loans in the portfolio have refinanced at lower rates. The yield on investments decreased to 4.78% for the three months ended March 31, 2004, from 5.26% for the three months ended March 31, 2003. The yield on investments has declined due to payoff of higher yielding mortgage-backed securities (MBS) resulting from significant prepayments during fiscal 2003. These higher yielding MBS were replaced with lower yielding MBS. Total average interest-earning assets were $1.1 billion for the quarter ended March 31, 2004 as compared to $941.6 million for the quarter ended March 31, 2003. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $142.7 million and investment securities of approximately $64.2 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.8 million for the three months ended March 31, 2004, as compared to $5.6 million for the three months ended March 31, 2003. The average cost of deposits for the three months ended March 31, 2004, was 1.45% compared to 1.87% for the three months ended March 31, 2003. The cost of interest-bearing liabilities was 2.05% for the three months ended March 31, 2004, as compared to 2.39% for the three months ended March 31, 2003. The cost of FHLB advances, other borrowings and reverse repurchase agreements was 3.80%, 4.32% and 1.45%, respectively, for the three months ended March 31, 2004. For the three months ended March 31, 2003, the cost of FHLB advances, other borrowings and reverse repurchase agreements was 4.31%, 3.37% and 1.88%, respectively. Total average interest-bearing liabilities increased from $941.5 million at March 31, 2003 to $1.14 billion at March 31, 2004. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $45.1 million. This was accompanied by an increase in reverse repurchase agreements of $57.8 million, FHLB advances of $76.0 million and $15.5 million of junior subordinated debt related to trust preferred securities.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2003 AND 2004 - CONTINUED
-----------------------------------

NET INTEREST INCOME
-------------------

Net interest income was $10.3 million for the three months ended March 31, 2004, as compared to $9.1 million for the three months ended March 31, 2003. With the reduction in interest rates over the last two years, the Bank continued to experience a decrease in its net interest margin through December 31, 2003. However, as rates stabilized over the last six months, the Bank's net interest margin declined at a much slower pace. The net interest margin for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 was 3.87%, 3.64%, 3.65%, and 3.48%, respectively. In the quarter ended March 31, 2004, the net interest margin actually increased slightly to 3.58%.

After quarter end March 31, 2004, intermediate interest rates have increased approximately 100 basis points. The Bank believes that over time this should slow the refinancing of loans at lower rates. Based upon the most recent information available, management believes that its net interest margin should remain stable and could increase slightly if short-term rates rise commensurately with long-term rates. Projection of the impact of interest rates on the Bank's net interest margin is often imprecise due to the fact the short-term and long-term interest rates often move very differently.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses decreased from $870,000 for the three months ended March 31, 2003, compared to $500,000 for the three months ended March 31, 2004. This is due to the nature and the risk profile of the delinquent loans at March 31, 2004 as compared to March 31, 2003. The allowance for loan losses as a percentage of loans was 1.41% at March 31, 2004 as compared to 1.40% at March 31, 2003. Loans delinquent 90 days or more were $6.1 million or 0.79% of total loans at March 31, 2004, compared to $5.2 million or 0.82% at March 31, 2003. The allowance for loan losses was 177% of loans delinquent more than 90 days at March 31, 2004, compared to 170% at March 31, 2003. Net charge-offs for the three months ended March 31, 2004 and 2003 were $59,000 and $263,000, respectively. Management believes that current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

OTHER INCOME
------------

For the three months ended March 31, 2004, other income was $2.4 million compared to $2.7 million for the three months ended March 31, 2003. Fees and service charges from deposit accounts were $879,000 for the three months ended March 31, 2004, compared to $806,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company securitized loans into mortgage-backed securities ("MBS") of $9.3 million and then sold the MBS and sold loans held for sale of $6.0 million, aggregating $15.3 million. During the three months ended March 31, 2003, the Company securitized loans into mortgage-backed securities ("MBS") of $14.0 million and then sold the MBS and sold loans held for sale of $9.6 million, aggregating $23.6 million. Originations of loans held for sale have declined as interest rates began to increase around September 2003. This increase in rates has significantly curtailed mortgage refinancing. Based upon current interest rates, the Company expects mortgage refinancing to continue significantly below last years levels. Gain on sale of loans was $359,000 for the quarter ended March 31, 2004, compared to $604,000 for the quarter ended March 31, 2003. Loss on sales of securities was $67,000 for the quarter ended March 31, 2004, compared to gains of $301,000 for the quarter ended March 31, 2003. Other income was $1.3 million for the three months ended March 31, 2004, as compared to $1.0 million for the three months ended March 31, 2003. The increase in other income is primarily due to increased sales of non-depository products and services.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2003 AND 2004 - CONTINUED
-----------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $6.7 million for the quarters ended March 31, 2003 and 2004. Salaries and employee benefits were $3.4 million for the three months ended March 31, 2003, as compared to $4.0 million for the three months ended March 31, 2004, an increase of 16.4%, primarily due to the addition of new branches and additional business banking Associates. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new branches, net occupancy, furniture and fixtures and data processing expenses increased $78,000 when comparing the two periods. General and administrative expenses also included prepayment penalties on FHLB advances of $68,000 for the quarter ended March 31, 2004 compared to $564,000 for the quarter ended March 31, 2003. In the quarter ended March 31, 2004, the Company prepaid $2.6 million of FHLB advances with a weighted average rate of 3.64%. Other expenses were $1.2 million for the quarter ended March 31, 2003 compared to $1.1 million for the quarter ended March 31,2004. Other expenses included $62,000 of mortgage service rights impairment for the three months ended March 31, 2003 and $53,000 of mortgage service rights recovery for the three months ended March 31, 2004.

INCOME TAXES
------------

Income taxes were $1.5 million for the three months ended March 31, 2003 compared to $1.8 million for the three months ended March 31, 2004. The effective income tax rate as a percentage of pretax income was 33.2% and 35.7% for the quarters ended March 31, 2004 and 2003, respectively. The effective income tax rate primarily declined in connection with an increase in income generated by bank-owned life insurance and municipal securities that are exempt from federal and certain state taxes. The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2003 AND 2004
-----------------------

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 2004, increased to $31.7 million as compared to $29.5 million for the six months ended March 31, 2003. The earning asset yield for the six months ended March 31, 2004, was 5.61% compared to a yield of 6.32% for the six months ended March 31, 2003. As a result of significant declining interest rates over the last two years, the Bank's yield on assets and cost of funds has declined. At March 31, 2002, 2003 and 2004, the one-year treasury rate of interest was approximately 2.66%, 1.32% and 1.17%, respectively. At March 31, 2002, 2003 and 2004, the prime rate of interest was approximately 4.75%, 4.25% and 4.00%, respectively. The average yield on loans receivable for the six months ended March 31, 2004, was 6.16% compared to 6.91% for six months ended March 31, 2003. The yield on investments decreased to 4.62% for the six months ended March 31, 2004, from 5.32% for the six months ended March 31, 2003. Total average interest-earning assets were $1.1 billion for the six months ended March 31, 2004 as compared to $933.5 million for the six months ended March 31, 2003. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $138.1 million and investment securities of approximately $60.0 million.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2003 AND 2004 - CONTINUED
-----------------------------------

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $11.6 million for the six months ended March 31, 2004, as compared to $11.4 million for the six months ended March 31, 2003. The average cost of deposits for the six months ended March 31, 2004, was 1.47% compared to 1.97% for the six months ended March 31, 2003. The cost of interest-bearing liabilities was 2.06% for the six months ended March 31, 2004, as compared to 2.48% for the six months ended March 31, 2003. The cost of FHLB advances, other borrowings and reverse repurchase agreements was 3.89%, 4.44% and 1.46%, respectively, for the six months ended March 31, 2004. For the six months ended March 31, 2003, the cost of FHLB advances, other borrowings and reverse repurchase agreements was 4.35%, 3.58% and 1.92%, respectively. Total average interest-bearing liabilities increased from $923.6 million at March 31, 2003 to $1.1 billion at March 31, 2004. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $48.0 million. This was accompanied by an increase in reverse repurchase agreements of $71.2 million and FHLB advances of $61.3 million.

NET INTEREST INCOME
-------------------

Net interest income was $20.1 million for the six months ended March 31, 2004, as compared to $18.1 million for the six months ended March 31, 2003. With the reduction in interest rates over the last two years, the Bank continued to experience a decrease in its net interest margin through December 31, 2003. However, as rates stabilized over the last six months, the Bank's net interest margin declined at a much slower pace and actually increased slightly in the most recent quarter. The net interest margin for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004
was 3.87%, 3.64%, 3.65%, 3.48% and 3.55%, respectively. For the six months ended March 31, 2004, the net interest margin was 3.55%.

After quarter end March 31, 2004, intermediate interest rates have increased approximately 100 basis points. Management believes that over time this should slow the refinancing of loans at lower rates. Based upon the most recent information available, management believes that its net interest margin should remain stable and could increase slightly if short-term rates rise commensurately with long-term rates. Projection of the impact of interest rates on the Bank's net interest margin is often imprecise due to the fact that short-term and long-term interest rates often move very differently.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses decreased from $1.3 million for the six months ended March 31, 2003, compared to $1.1 million for the six months ended March 31, 2004. This is due to the nature and the risk profile of the delinquent loans at March 31, 2004 as compared to March 31, 2003. The allowance for loan losses as a percentage of loans was 1.41% at March 31, 2004 as compared to 1.40% at March 31, 2003. Loans delinquent 90 days or more were $6.1 million or 0.79% of total loans at March 31, 2004, compared to $5.2 million or 0.82% at March 31, 2003. The allowance for loan losses was 177% of loans delinquent more than 90 days at March 31, 2004, compared to 170% at March 31, 2003. Net charge-offs for the six months ended March 31, 2004 and 2003 were $124,000 and $299,000, respectively. Management believes that the current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2003 AND 2004 - CONTINUED
-----------------------------------

OTHER INCOME
------------

For the six months ended March 31, 2004, other income was $4.8 million compared to $5.4 million for the six months ended March 31, 2003. As a result of increased transaction account balances of $371.0 million at March 31, 2003 to $399.2 million at March 31, 2004, fees and service charges from deposit accounts were $1.8 million for the six months ended March 31, 2004, compared to $1.7 million for the six months ended March 31, 2003. Gain on sale of loans was $800,000 for the six months ended March 31, 2004, compared to $1.4 million for the six months ended March 31, 2003. Loss on sales of securities was $267,000 for the six months ended March 31, 2004, compared to gains of $515,000 for the six months ended March 31, 2003. Other income was $2.5 million for the six months ended March 31, 2004, as compared to $1.9 million for the six months ended March 31, 2003. This increase is primarily due to increased sales of non-depository products and services.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $13.5 million for the six months ended March 31, 2003 compared to $13.3 million for the six months ended March 31, 2004. Salaries and employee benefits were $6.6 million for the six months ended March 31, 2003, as compared to $8.0 million for the six months ended March 31, 2004, an increase of 20.6%, primarily due to the addition of new branches and additional business banking Associates. Also as a result of new branches, net occupancy, furniture and fixtures and data processing expenses increased $130,000 when comparing the two periods. General and administrative expenses also include prepayment penalties on FHLB advances of $77,000 and $1.7 million for the six ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004, the Company prepaid $4.6 million of FHLB advances with a weighted average rate of 3.21%. Other expenses were approximately $2.2 million for the six-month period ended March 31, 2003 and $2.1 million for the six-month period ended March 31, 2004. Other expenses included $106,000 of mortgage service rights impairment for the six months ended March 31, 2003 and $92,000 of mortgage service rights recovery for the six months ended March 31, 2004.

INCOME TAXES
------------

Income taxes were $3.1 million for the six months ended March 31, 2003, compared to $3.5 million for the six months ended March 31, 2004. The effective income tax rate as a percentage of pretax income was 33.2% and 35.9% for the six months ended March 31, 2004 and 2003, respectively. The effective income tax rate declined in connection with an increase in income are primarily generated by bank-owned life insurance and municipal securities that are exempt from federal and certain state taxes.

The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

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

                                                                                       Categorized as "Well
                                                                                        Capitalized" Under
                                                                 For Capital            Prompt Corrective
                                         Actual               Adequacy Purposes          Action Provision
                                         ------               -----------------          ----------------
                                   Amount       Ratio        Amount        Ratio       Amount        Ratio
                                   ------       -----        ------        -----       ------        -----
                                                          (Dollars In Thousands)
As of March 31, 2004:
 Total Capital:                   $100,220      12.94%      $ 61,942       8.00%      $ 77,427      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $ 90,887      11.74%           N/A        N/A       $ 46,456       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $ 90,887       7.22%      $ 37,753       3.00%      $ 63,152       5.00%
   (To Total Assets)
 Tangible Capital:                $ 90,887       7.22%      $ 18,946       1.50%           N/A        N/A
   (To Total Assets)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with these rules, the Company deconsolidated Coastal Financial Capital Trust I at January 1, 2004, which had been formed to raise capital by issuing preferred securities to an institutional investor. The deconsolidation of this wholly-owned subsidiary, increased other assets by approximately $500,000, increased junior subordinated debt-trust preferred securities by $15.5 million, and reduced debt associated with trust preferred securities by $15.0 million. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

The Federal Reserve presently considers the trust preferred securities to qualify as Tier 1 Capital. This may change in the future based on the application and interpretation by the Federal Reserve Board of FIN 46R. As FIN 46R was recently issued and contains provisions that the accounting profession and banking regulators continue to analyze, the Company's assessment of the impact of FIN 46R on its trust preferred securities is ongoing. However, at this time and based on management's current interpretation, the Company does not believe that the implementation of FIN 46R will have a material impact on the Company's financial condition.

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

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company currently does not include the associated servicing of the loan when recognizing loan commitments at inception and throughout its life. The Company is currently evaluating the impact of applying the requirements of SAB 105 and does not anticipate that the effect will be material to future financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

At March 31, 2004, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2003, filed as an exhibit to the Company's Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings
-------------------------

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

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity
-----------------------------------------------------------------------------
Securities
----------

      Not Applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      At the Company's annual stockholders meeting held on January 27, 2004 the following items were ratified:

      (a) The election as directors of all nominees: James H. Dusenbury and Michael C. Gerald.

            At the meeting, a total of 12,933,355 votes were entitled to be cast. Votes for James H. Dusenbury were 10,958,330 with 591,818 withheld; votes for Michael C. Gerald were 10,832,764 with 717,384 withheld. The directors whose terms continued and the years their terms expire are as follows: G. David Bishop (2006), James T. Clemmons (2006), Frank A. Thompson, II (2006), James P. Creel (2005) and James C. Benton (2005).

      (b) Ratification of an Amendment to the Certificate of Incorporation to increase the Corporation's authorized common stock from 15,000,000 to 25,000,000 shares. Of the total votes cast, 11,248,693 voted for, 288,469 voted against and 12,917 abstained. The ratification was approved.

      (c) Ratification of an Amendment to the 2000 Stock Option and Incentive Plan to increase the shares issuable under the Plan from 525,000 to 1,050,000. Of the total votes cast, 6,529,170 voted for, 1,514,268 voted against and 31,156 abstained. The ratification was approved.

Item 5. Other Information
-------------------------

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

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

               31 (a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

                  (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

               32 (a)   Section 1350 Certification (Chief Executive Officer)

                  (b)   Section 1350 Certification (Chief Financial Officer)

      (b)   Report on Form 8-K

              The Company furnished a Form 8-K on January 30, 2004 to report the Company's first quarter earnings. A copy of the Company's press release dated January 28, 2004 was attached as an exhibit.

              The Company furnished a Form 8-K on February 27, 2004 to report that the Company had declared a 10% stock dividend on the Company's outstanding shares of common stock, payable March 24, 2004 to shareholders of record as of the close of business on March 10, 2004. A copy of the Company's press release dated February 18, 2004 was attached as an exhibit.

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


         May 13, 2004                   /s/ Michael C. Gerald
         ------------                  ----------------------
         Date                          Michael C. Gerald
                                       President and Chief Executive Officer


         May 13, 2004                   /s/ Jerry L. Rexroad
         ------------                  ---------------------
         Date                          Jerry L. Rexroad
                                       Executive Vice President and
                                       Chief Financial Officer