Form 10-Q
period 2004-06-30
COASTAL FINANCIAL CORP /DE
filed 2004-08-13
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended June 30, 2004

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ----------

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      State of Delaware                                      57-0925911
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


  2619 OAK STREET, MYRTLE BEACH, S. C.                           29577
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (843) 205-2000
                                                     -------------

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

          YES  [X]     NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2004.

Common Stock $.01 Par Value Per Share                        14,414,532 Shares
--------------------------------------------------------------------------------
(Class)                                                         (Outstanding)

     On July 30, 2004, the Company declared a 10% stock dividend. The stock dividend will be payable August 27, 2004 to Shareholders of record on August 13, 2004.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS                                                      PAGE
-----------------                                                      ----

PART I-Consolidated Financial Information
Item
   1.  Consolidated Financial Statements (unaudited):

       Consolidated Statements of Financial Condition
       as of September 30, 2003 and June 30, 2004                         3

       Consolidated Statements of Operations for the three
       months ended June 30, 2003 and 2004                                4

       Consolidated Statements of Operations for the nine                 5
       months ended June 30, 2003 and 2004

       Consolidated Statements of Stockholders' Equity
       and Comprehensive Income for the nine months ended
       June 30, 2003 and 2004                                             6

       Consolidated Statements of Cash Flows for the nine
       months ended June 30, 2003 and 2004                              7-8

       Notes to Consolidated Financial Statements                      9-14

   2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  15-25

   3.  Quantitative and Qualitative Disclosures About                    25
       Market Risk

   4.  Controls and Procedures                                        25-26


Part II - Other Information
Item
   1.  Legal Proceedings                                                 26

   2.  Changes in Securities, Use of Proceeds and Issuer
       Purchases of Equity Securities                                    26

   3.  Defaults Upon Senior Securities                                   26

   4.  Submission of Matters to a Vote of Securities Holders             26

   5.  Other Information                                                 26

   6.  Exhibits and Reports on Form 8-K                               26-27

Signatures                                                               28

Exhibits

  31-1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)  29

  31-2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)  30

  32-1 Section 1350 Certification (Chief Executive Officer)              31

  32-2 Section 1350 Certification (Chief Financial Officer)              32

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          September 30,     June 30,
                                                              2003            2004
                                                              ----            ----
                                                                   (Unaudited)
                                                                 (In thousands,
                                                                except share data)
ASSETS:
Cash and amounts due from banks                           $    18,605     $    27,836
Short-term interest-bearing deposits                            2,970           2,148
Investment securities available for sale                       15,909          16,933
Mortgage-backed securities available for sale                 383,324         378,647
Loans receivable (net of allowance for
   loan losses of $9,832 at September 30,
   2003 and $10,842 at June 30, 2004)                         682,737         776,292
Loans receivable held for sale                                 19,096           7,791
Real estate acquired through foreclosure, net                   1,627           1,055
Office property and equipment, net                             16,088          17,566
Federal Home Loan Bank (FHLB)stock, at cost                    13,991          14,652
Accrued interest receivable on loans                            2,258           2,641
Accrued interest receivable on securities                       2,074           2,037
Bank-owned life insurance                                      16,165          21,385
Other assets                                                    6,365          10,894
                                                          -----------     -----------
                                                          $ 1,181,209     $ 1,279,877
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                  $   697,012     $   763,990
Securities sold under agreements to repurchase                133,602         124,019
Advances from FHLB                                            244,114         284,042
Junior subordinated debt                                           --          15,464
Debt associated with trust preferred securities                15,000              --
Other borrowings                                                   81              --
Drafts outstanding                                              2,644           3,274
Advances by borrowers for property taxes
   and insurance                                                1,795           1,462
Accrued interest payable                                        1,263           1,343
Other liabilities                                              11,991           8,161
                                                          -----------     -----------
   Total liabilities                                        1,107,502       1,201,755
                                                          ===========     ===========

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                         --              --
Common stock, $.01 par value, 25,000,000
   shares authorized; 14,213,428 shares at
   September 30, 2003 and 14,414,532 shares
   at June 30, 2004 issued and outstanding                        142             144
Additional paid-in capital                                     10,222          10,518
Retained earnings, restricted                                  63,030          70,596
Treasury stock, at cost (334,508 shares at
   September 30, 2003 and 148,901 shares at
   June 30, 2004)                                              (3,375)         (1,508)
Accumulated other comprehensive income (loss),
   net of tax                                                   3,688          (1,628)
                                                          -----------     -----------
   Total stockholders' equity                                  73,707          78,122
                                                          -----------     -----------
                                                          $ 1,181,209     $ 1,279,877
                                                          ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2004

                                                              2003             2004
                                                              ----             ----
                                                                    (Unaudited)
                                                                  (In thousands,
                                                                 except share data)
Interest income:
 Loans receivable                                         $     10,715     $     11,783
 Investment securities                                             502              750
  Mortgage-backed securities                                     3,526            4,107
  Other                                                             47               21
                                                          ------------     ------------
  Total interest income                                         14,790           16,661
                                                          ------------     ------------
Interest expense:
  Deposits                                                       2,938            2,445
  Securities sold under agreements to repurchase                   476              486
  Advances from FHLB                                             2,348            2,800
  Other borrowings                                                  17              161
                                                          ------------     ------------
  Total interest expense                                         5,779            5,892
                                                          ------------     ------------
  Net interest income                                            9,011           10,769
  Provision for loan losses                                        750              200
                                                          ------------     -------------
  Net interest income after provision
    for loan losses                                              8,261           10,569
                                                          ------------     ------------

Other income:
 Fees and service charges on loans and deposit accounts            889              964
 Gain from real estate owned                                       111               96
 Gain on sales of loans held for sale                              875              315
 Gain (loss) on sales of investment securities
    available for sale and mortgage-backed
    securities available for sale                                  146             (440)
  Income from sales of non-depository products                     264              416
  FHLB stock dividends                                             110              132
 Other income                                                      550              638
                                                          ------------     ------------
  Total other income                                             2,945            2,121
                                                          ------------     ------------
General and administrative expenses:
  Salaries and employee benefits                                 3,307            4,003
  Net occupancy, furniture and fixtures
    and data processing expense                                  1,490            1,482
  FDIC insurance premium                                            26               26
  FHLB prepayment penalties                                        750               --
  Other expenses                                                 1,278            1,262
                                                          ------------     ------------
  Total general and administrative expense                       6,851            6,773
                                                          ------------     ------------
Income before income taxes                                       4,355            5,917
Income taxes                                                     1,575            2,018
                                                          ------------     ------------

Net income                                                $      2,780     $      3,899
                                                          ============     ============
Net income per common share
   Basic                                                  $        .18     $        .25
                                                          ============     ============
   Diluted                                                $        .17     $        .23
                                                          ============     ============
Weighted average common shares outstanding
   Basic                                                    15,582,000       15,846,000
                                                          ============     ============
   Diluted                                                  16,197,000       16,687,000
                                                          ============     ============
Dividends per share                                       $       .045     $       .045
                                                          ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2004


                                                        2003            2004
                                                        ----            ----
                                                            (Unaudited)
                                                           (In thousands,
                                                          except share data)
Interest income:
 Loans receivable                                   $     31,083    $     34,182
 Investment securities                                     1,517           2,062
 Mortgage-backed securities                               11,563          12,048
 Other                                                       110              60
                                                    ------------    ------------
 Total interest income                                    44,273          48,352
                                                    ------------    ------------

Interest expense:
  Deposits                                                 9,260           7,510
  Securities sold under agreements to repurchase           1,245           1,662
  Advances from FHLB                                       6,652           7,811
  Other borrowings                                            54             483
                                                    ------------    ------------
  Total interest expense                                  17,211          17,466
                                                    ------------    ------------
  Net interest income                                     27,062          30,886
  Provision for loan losses                                2,055           1,250
                                                    ------------    ------------
  Net interest income after provision
    for loan losses                                       25,007          29,636
                                                    ------------    ------------
Other income:
 Fees and service charges on loans and deposit accounts    2,582           2,746
 Gain from real estate owned                                  29               5
 Gain on sales of loans held for sale                      2,255           1,115
 Gain (loss) on sales of investment securities
    available for sale and mortgage-backed
    securities available for sale                            662            (707)
  Income from sales of non-depository products               925           1,441
  FHLB stock dividends                                       350             362
 Other income                                              1,525           1,917
                                                    ------------    ------------
  Total other income                                       8,328           6,879
                                                    ------------    ------------
General and administrative expenses:
  Salaries and employee benefits                           9,941          12,006
  Net occupancy, furniture and fixtures
    and data processing expense                            4,425           4,547
  FDIC insurance premium                                      78              79
  FHLB prepayment penalties                                2,428              77
  Other expenses                                           3,526           3,409
                                                    ------------    ------------
  Total general and administrative expense                20,398          20,118
                                                    ------------    ------------
Income before income taxes                                12,937          16,397
Income taxes                                               4,652           5,502
                                                    ------------    ------------
Net income                                          $      8,285    $     10,895
                                                    ============    ============
Net income per common share
   Basic                                            $        .53    $        .69
                                                    ============    ============
   Diluted                                          $        .51    $        .66
                                                    ============    ============

Weighted average common shares outstanding
   Basic                                              15,537,000      15,721,000
                                                    ============    ============
   Diluted                                            16,222,000      16,606,000
                                                    ============    ============

Dividends per share                                 $        .12    $       .135
                                                    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2004



                                                                           Accumulated
                                                                             Other
                                        Additional                           Compre-      Total
                               Common   Paid-In     Retained    Treasury     hensive   Stockholders'
                               Stock    Capital     Earnings    Stock      Income(Loss)   Equity
                              -------   --------    --------    --------   -----------  --------
                                                   (Unaudited)
                                                 (In thousands)
Balance at September
  30, 2002                    $   116   $  9,934    $ 54,954    $ (4,376)    $ 5,758    $ 66,386
Net income                         --        --       8,285           --          --       8,285
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $378               --         --          --          --        (618)         --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $252              --         --          --          --        (410)         --
                                                                            --------
Other comprehensive loss           --         --          --          --      (1,028)     (1,028)
                                                                            --------    --------
Comprehensive income               --         --          --          --          --       7,257
                                                                                        --------
Treasury stock repurchases         --         --          --        (342)         --        (342)
Exercise of stock
  options                           1         94        (338)      1,024          --         781
Cash dividends                     --         --      (1,873)         --          --      (1,873)
Balance at June               -------   --------    --------    --------    --------    --------
  30, 2003                    $   117   $ 10,028    $ 61,028    $ (3,694)   $  4,730    $ 72,209
                              =======   ========    ========    ========    ========    ========


Balance at September
  30, 2003                    $   142   $ 10,222    $ 63,030    $ (3,375)   $  3,688    $ 73,707
Net income                         --         --      10,895          --          --      10,895
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $3,527             --         --          --          --      (5,754)         --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of tax benefit of $269        --         --          --          --         438          --
                                                                            --------
Other comprehensive loss           --         --          --          --      (5,316)     (5,316)
                                                                            --------    --------
Comprehensive income               --         --          --          --          --       5,579
                                                                                        --------
Exercise of stock
  options                           2        296      (1,176)      1,867          --         989
Cash dividends                     --        - -      (2,153)         --          --      (2,153)
Balance at June               -------   --------    --------    --------    --------    --------
  30, 2004                    $   144   $ 10,518    $ 70,596    $ (1,508)   $ (1,628)   $ 78,122
                              =======   ========    ========    ========    ========    ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2004

                                                                 2003               2004
                                                                 ----               ----
                                                                       (Unaudited)
                                                                      (In thousands)
Cash flows from operating activities:
 Net income                                                    $   8,285         $  10,895
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
 Depreciation                                                      1,794             1,611
 Provision for loan losses                                         2,055             1,250
(Gain) loss on sale of investment securities
   available for sale and mortgage-backed
   securities available for sale                                    (662)              707
Gain on sale of real estate acquired through foreclosure            (153)               --
 FHLB prepayment penalties                                         2,428                77
 Origination of loans receivable held for sale                   (96,000)          (42,896)
 Proceeds from sales of loans receivable held for sale            96,103            22,465
 Impairment loss (recovery) from write-down of originated
   mortgage servicing rights, net                                    262               (81)
 Increase in:
   Cash value of life insurance                                     (439)             (720)
   Accrued interest receivable                                      (263)             (346)
   Other assets                                                     (774)           (3,984)
 Increase (decrease) in:
   Accrued interest payable                                         (144)               80
   Other liabilities                                                 (49)             (572)
                                                               ---------         ---------

     Net cash provided by (used in) operating activities          12,443           (11,514)
                                                               ---------         ---------

Cash flows from investing activities:
 Issuer exercise of call of investment
   securities available for sale                                   2,000             2,000
 Purchases of investment securities available for sale            (9,729)           (5,371)
 Origination of loans receivable                                (374,638)         (424,686)
 Principal collected on loans receivable                         254,950           329,366
 Purchases of mortgage-backed securities
   available for sale                                           (265,879)         (206,612)
 Proceeds from sales of investment
   securities available for sale                                      --             1,893
 Proceeds from sales of mortgage-backed
   securities available for sale                                  86,083           143,190
 Principal collected on mortgage-backed
   securities, net                                               147,689            91,008
 Proceeds from sale of real estate
   acquired through foreclosure, net                               1,391             1,087
 Purchases of office properties and equipment                     (3,644)           (3,147)
 Proceeds from sales of office properties
     and equipment                                                    --                58
 (Purchases) sales of FHLB stock, net                                 59              (661)
 Purchase of bank-owned life insurance                           (15,500)           (4,500)
                                                               ---------         ---------
      Net cash used in investing activities                     (177,218)          (76,375)
                                                               ---------         ---------

                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2004 (CONTINUED)


                                                                 2003               2004
                                                                 ----               ----
                                                                      (Unaudited)
                                                                     (In thousands)
Cash flows from financing activities:
 Increase (decrease) in deposits, net                         $  75,841         $   66,978
 Increase (decrease) in securities sold under
   agreement to repurchase, net                                  77,051             (9,583)
 Proceeds from FHLB advances                                    486,861            533,176
 Repayment of FHLB advances                                    (467,539)          (493,248)
 Prepayment penalties on FHLB advances                           (2,428)               (77)
 Proceeds (repayments) of other borrowings                        2,006                (81)
 Decrease in advance payments by borrowers
   for property taxes and insurance, net                             16               (333)
 Increase in drafts outstanding, net                              1,220                630
 Repurchase of treasury stock, at cost                             (342)                --
 Dividends to stockholders                                       (1,873)            (2,153)
 Exercise of stock options                                          781                989
                                                              ---------         ----------

     Net cash provided by financing activities                  171,594             96,298
                                                              ---------         ----------

     Net increase in cash and cash equivalents                    6,819              8,409
Cash and cash equivalents at beginning
   of the period                                                 25,802             21,575
                                                              ---------         ----------
Cash and cash equivalents at end
   of the period                                              $  32,621         $   29,984
                                                              =========         ==========

Supplemental information:
   Interest paid                                              $  17,355         $   17,386
                                                              =========         ==========

   Income taxes paid                                          $   3,697         $    5,638
                                                              =========         ==========

Supplemental schedule of non-cash investing and financing transactions:

 Transfer of mortgage loans to real estate
   acquired through foreclosure                               $   1,927         $      515
                                                              =========         ==========

 Securitization of mortgage loans into
   mortgage-backed securities                                 $  60,952         $   31,736
                                                              =========         ==========

 Increase in other assets and junior subordinated
   debt resulting from deconsolidation under FIN 46R          $      --         $      464
                                                              =========         ==========

Change in unrealized loss in investment securities
   and mortgage-backed securities available
   for sale, net of tax                                       $  (1,028)        $   (5,316)
                                                              =========         ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2003, included in the Company's 2003 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

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

Prior to January 1, 2004, the Company consolidated its wholly-owned subsidiary, Coastal Financial Capital Trust I ("Trust"). In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." The revised FIN 46 clarifies some of the provisions of the original interpretation and adds new scope exceptions. As a result of the changes, the Company deconsolidated the Trust, increasing other assets by $464,000, increasing junior subordinated debt-trust preferred securities by $15.5 million and reducing debt associated with trust preferred securities by $15.0 million.

Certain prior period amounts have been reclassified to conform to current year presentation.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED


(2) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                                 September 30,     June 30,
                                                                     2003            2004
                                                                 -------------     --------
                                                                          (Unaudited)
                                                                         (In thousands)
First mortgage loans:
 Single family to 4 family units                                   $ 290,395     $ 322,832
 Land and land development                                            62,221        95,938
 Residential lots                                                     20,327        28,990
 Other, primarily commercial real estate                             179,283       187,883
 Residential construction loans                                       56,950        78,838
 Commercial construction loans                                        24,943         7,584

Consumer and commercial loans:
 Installment consumer loans                                           16,581        17,856
 Mobile home loans                                                     4,607         5,068
 Savings account loans                                                 2,179         2,138
 Equity lines of credit                                               26,640        30,069
 Commercial and other loans                                           24,457        31,922
                                                                   ---------     ---------
                                                                     708,583       809,118
Less:
 Allowance for loan losses                                             9,832        10,842
 Deferred loan costs, net                                               (556)         (702)
 Undisbursed portion of loans in process                              16,570        22,686
                                                                   ---------     ---------

                                                                   $ 682,737     $ 776,292
                                                                   =========     =========

The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                     2003            2004
                                                                     ----            ----
                                                                         (Unaudited)
                                                                    (Dollars in thousands)

Allowance at beginning of period                                   $ 7,883        $  9,832
Provision for loan losses                                            2,055           1,250
                                                                   -------        --------
Recoveries:
 Residential loans                                                      --              --
 Commercial loans                                                       13             149
 Consumer loans                                                         26              41
                                                                   -------        --------
   Total recoveries                                                     39             190
                                                                   -------        --------

Charge-offs:
 Residential loans                                                      39              --
 Commercial loans                                                      177             109
 Consumer loans                                                        332             321
                                                                   -------        --------
   Total charge-offs                                                   548             430
                                                                   -------        --------
   Net charge-offs                                                     509             240
                                                                   -------        --------
 Allowance at end of period                                        $ 9,429        $ 10,842
                                                                   =======        ========

Ratio of allowance to total net loans
 outstanding at the end of the period                                 1.40%           1.38%
                                                                   =======        ========

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)                .11%            .04%
                                                                   =======        ========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $5.9 million and $4.8 million at June 30, 2003 and 2004, respectively. For the nine months ended June 30, 2003 and 2004, interest income, which would have been recorded, would have been approximately $461,000 and $184,000, respectively, had non-accruing loans been current in accordance with their original terms.

At June 30, 2004, impaired loans totaled $3.4 million. There were $5.0 million in impaired loans at June 30, 2003. Included in the allowance for loan losses at June 30, 2004 was $266,000 related to impaired loans compared to $376,000 at June 30, 2003. The average recorded investment in impaired loans for the nine months ended June 30, 2004 was $4.1 million compared to $3.8 million for the nine months ended June 30, 2003. Interest income of $60,000 and $240,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2004, respectively. Interest income of $28,000 and $60,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2003, respectively.

(3)  DEPOSITS

Deposits consist of the following:

                                      September 30, 2003         June 30, 2004
                                      ------------------        ---------------
                                                Weighted               Weighted
                                                Average                Average
                                      Amount     Rate        Amount      Rate
                                      ------     ----        ------      ----
                                                    (Unaudited)
                                               (Dollars in thousands)

Transaction accounts                $ 390,439     0.84%     $ 463,558     0.80%
Statement savings accounts             46,236     0.80         55,275     0.79
Certificate accounts                  260,337     2.67        245,157     2.47
                                    ---------               ---------
                                    $ 697,012     1.52%     $ 763,990     1.33%
                                    =========               =========

(4)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                               September 30, 2003         June 30, 2004
                               ------------------      --------------------
                                         Weighted                  Weighted
                                          Average                   Average
                               Amount      Rate         Amount       Rate
                               ------      ----         ------       ----

Maturing within:                             (Unaudited)
                                       (Dollars in thousands)
1 year                       $  34,435     1.32%       $   9,535     1.82%
2 years                         13,500     5.17           14,741     5.13
3 years                          5,686     2.81            8,294     1.63
4 years                          5,132     3.00            4,951     3.07
5 years                          4,633     3.28           29,130     2.15
After 5 years                  180,728     4.35          217,391     4.19
                             ---------                 ---------
                             $ 244,114     3.89%       $ 284,042     3.86%
                             =========                 =========

At September 30, 2003 and June 30, 2004, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $275.8 million and $330.6 million, respectively, as collateral for FHLB advances. At June 30, 2004, included in the two, three, four, five and after five years maturities were $218.0 million, with a weighted average rate of 3.91%, of advances subject to call provisions. Callable advances at June 30, 2004 are summarized as follows: $57.0 million callable in fiscal 2004, with a weighted average rate of 5.32%; $36.0 million callable in fiscal 2005, with a weighted average rate of 5.30%; $28.0 million callable in fiscal 2006, with a weighted average rate of 2.29%; $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%; $37.0 million callable in fiscal 2008, with a weighted average rate of 2.98%; and $25.0 million callable in fiscal 2009, with a weighted average rate of 3.13%. Call provisions are more likely to be exercised by the FHLB when interest rates rise. If exercised, the Company may have to replace called advances with borrowings at a higher interest rate.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(5)  EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended June 30, 2003 and 2004, are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine months ended June 30, 2003 and 2004, are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                             For the Quarter Ended June 30,
                                                                      (Unaudited)

                                             2003                  2003       2004                   2004
                                             ------------------------------------------------------------
                                             BASIC               DILUTED      BASIC               DILUTED
                                             ------------------------------------------------------------
Weighted average shares outstanding          15,582,000       15,582,000      15,846,000       15,846,000
Effect of dilutive securities-
 Stock options                                       --          615,000              --          841,000
                                             ------------------------------------------------------------
                                             15,582,000       16,197,000      15,846,000       16,687,000
                                             ============================================================




                                                             For the Nine Months Ended June 30,
                                                                      (Unaudited)

                                             2003                   2003      2004                   2004
                                             ------------------------------------------------------------
                                             BASIC               DILUTED      BASIC               DILUTED
                                             ------------------------------------------------------------
Weighted average shares outstanding          15,537,000       15,537,000      15,721,000       15,721,000
Effect of dilutive securities-
 Stock options                                       --          685,000              --          885,000
                                             ------------------------------------------------------------
                                             15,537,000       16,222,000      15,721,000       16,606,000
                                             ============================================================



(6)   STOCK-BASED COMPENSATION

At June 30, 2004, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 17 of the Notes to Consolidated Financial Statements included in the Company's 10-K for the year ended September 30, 2003. The Company applies the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plans as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below for the quarters and nine months ended June 30.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


                                                       Three Months Ended June 30,
                                                       ----------------------------
                                                            2003           2004
                                                            ----           ----
                                                               (Unaudited)
                                                          (Dollars in thousands)
Net income, as reported                                   $ 2,780        $ 3,899
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                           (126)          (156)
                                                          -------        -------
Pro forma net income                                      $ 2,654        $ 3,743
                                                          =======        =======

Basic earnings per share:
   As reported                                            $   .18        $   .25
                                                          =======        =======
   Pro forma                                              $   .17        $   .24
                                                          =======        =======

Diluted earnings per share:
   As reported                                            $   .17        $   .23
                                                          =======        =======
   Pro forma                                              $   .16        $   .22
                                                          =======        =======




                                                         Nine Months Ended June 30,
                                                         --------------------------
                                                            2003          2004
                                                            ----          ----
                                                                (Unaudited)
                                                           (Dollars in thousands)
Net income, as reported                                   $ 8,285        $ 10,895
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                           (378)           (442)
                                                          -------        --------
Pro forma net income                                      $ 7,907        $ 10,453
                                                          =======        ========

Basic earnings per share:
   As reported                                            $   .53        $    .69
                                                          =======        ========
   Pro forma                                              $   .51        $    .66
                                                          =======        ========

Diluted earnings per share:
   As reported                                            $   .51        $    .66
                                                          =======        ========
   Pro forma                                              $   .49        $    .63
                                                          =======        ========



(7)    COMMON STOCK DIVIDEND

On May 27, 2003, August 28, 2003 and February 18, 2004, the Company declared a 10% stock dividend, aggregating approximately 1,065,000 shares, 1,174,000 shares and 1,308,000 shares respectively.

On July 30, 2004, the Company declared a 10% stock dividend. The stock dividend will be payable August 27, 2004 to Shareholders of record as of August 13, 2004.

All average share and per share data have been retroactively restated for the stock dividends. Actual outstanding shares at June 30, 2004 and September 30, 2003 in the accompanying balance sheet have not been retroactively restated.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8)    GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and the letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At June 30, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 was $4.4 million.

(9)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $7.5 million at June 30, 2004. The fair value of the loan commitments was an asset of approximately $76,000 at June 30, 2004. As of June 30, 2004, the Company had sold $12.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $83,000.

(10) JUNIOR SUBORDINATED DEBT

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

Prior to January 1, 2004, the Company consolidated its wholly-owned subsidiary, Coastal Financial Capital Trust I ("Trust"). In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." The revised FIN 46 clarifies some of the provisions of the original interpretation and adds new scope exceptions. As a result of the changes, the Company deconsolidated the Trust, increasing other assets by $464,000, increasing junior subordinated debt-trust preferred securities by $15.5 million and reducing debt associated with trust preferred securities by $15.0 million.

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

FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenues that may be recognized by the Company, continuation of current revenue and expense trends (including trends affecting charge-offs and provisions for loan losses), unforeseen changes in the Company's markets, legal and regulatory changes, and general changes in the economy (particularly in the markets served by the Company). Because of the risks and uncertainties inherent in forward looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as may be required by applicable law or regulation, the Company assumes no obligation to update any forward looking statements.

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

Coastal Federal Bank is a full service financial services company with 19 branches located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has twelve offices in Horry County, South Carolina; one office in Georgetown County, South Carolina; four offices in Brunswick County, North Carolina; and two offices in New Hanover County, North Carolina.

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

Through its branch locations, the Bank provides a wide range of banking products, including interest-bearing and non-interest bearing checking accounts; business sweep accounts; business cash management services; statement savings accounts; money market accounts; certificates of deposit; individual retirement accounts; merchant services; commercial, business, personal, real estate, residential mortgage and home equity loans; safe deposit boxes; and electronic banking services. The Bank has four ATMs at off-site locations and an ATM at each branch. The Bank also offers a wide range of financial products through its division, Coastal Investor Services, including stocks, bonds, mutual funds, annuities, insurance, and retirement products.

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

For business customers, commercial loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For personal customers, loan commitments are generally lines of credit which are unsecured or are secured by residential property. At June 30, 2004, unfunded business and personal lines of credit commitments totaled $54.4 million. Unused business and personal credit card lines, which totaled $13.7 million at June 30, 2004, are generally for short-term borrowings. The Company also had commitments to originate $17.1 million in residential mortgage loans.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower and these standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At June 30, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 was $4.4 million.

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

The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $7.5 million at June 30, 2004. The fair value of the loan commitments was an asset of approximately $76,000 at June 30, 2004. As of June 30, 2004, the Company had sold $12.0 million in forward commitments to deliver fixed rate mortgage- backed securities, which were recorded as a derivative liability of $83,000.

DISCUSSION  OF  FINANCIAL  CONDITION  CHANGES  FROM  SEPTEMBER  30, 2003 TO JUNE
--------------------------------------------------------------------------------
30,2004
-------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand, and still provide for optimal investment of funds and return on assets. The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of securities.

The Company originated loans receivable of $470.6 million for the nine months ended June 30, 2003, compared to $467.6 million for the nine months ended June 30, 2004. Loan principal repayments amounted to $255.0 million in the first nine months of 2003 compared to $329.4 million for the nine months ended June 30, 2004. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first nine months of fiscal 2003, the Company sold loans or securitized and sold loans totaling $157.1 million compared to $54.2 million in the nine months ended June 30, 2004. Generally, these loans have consisted only of mortgage loans, which have been originated within the prior twelve months.

During the nine month period ended June 30, 2004, the Company securitized $31.7 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $789,000, which included $417,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of mortgage-backed securities available for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold other than servicing rights.

For the nine-month period ended June 30, 2003, the Company purchased $275.6 million in investment and mortgage-backed securities. For the nine-month period ended June 30, 2004, the Company purchased $212.0 million in investment and mortgage-backed securities. These purchases during the nine-month period ended June 30, 2004 were funded primarily by repayments of $91.0 million within the securities portfolio and sales of mortgage-backed securities of $143.2 million.

The Company experienced an increase of $67.0 million in deposits for the nine month period ended June 30, 2004. The Company is focused on growing core deposits. For the nine month period ended June 30, 2004, transaction accounts increased $73.1 million, statement savings accounts increased $9.0 million, and certificate accounts decreased $15.2 million.

At June 30, 2004 the Company had $206.2 million of certificates of deposits that were due to mature within one year.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company believes that the majority of these certificates of deposits will renew with the Company. At June 30, 2004, the Company had commitments to originate $17.1 million in residential mortgage loans, $54.4 million in undisbursed business and retail lines of credit and $13.7 million in unused business and personal credit card lines, which the Company expects to fund from normal operations. At June 30, 2004, the Company had $43.1 million available in FHLB advances. Additionally, at June 30, 2004, the Company had outstanding available lines for federal funds of $20.0 million.

The Company funded the majority of its loan growth with increases in FHLB advances and growth in deposits. During the nine months ended June 30, 2004, the Company borrowed $71.5 million of new advances with a term greater than one year from the FHLB with a weighted average rate of 2.72%.

As a result of $10.9 million in net income, less the cash dividends paid to stockholders of approximately $2.2 million, proceeds of approximately $989,000 from the exercise of stock options, and the net decrease in unrealized gain on securities available for sale, net of income tax, of $5.3 million, stockholders' equity increased from $73.7 million at September 30, 2003 to $78.1 million at June 30, 2004.

The Company's securities available for sale had an unrealized gain, net of tax of $3.7 million at September 30, 2003 compared to an unrealized loss, net of tax of $1.6 million at June 30, 2004. The decrease in the market value of the securities available for sale was the result of increased intermediate term interest rates. The Company's securities are comprised of mortgage-backed securities or municipal bonds that are generally rated AAA or have a guarantee from Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"). None of the decline in market value was due to a change in the investment grade of the Company's securities. The Company believes it has only temporary losses on securities available for sale.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $94.2 million at June 30, 2004, exceeding the core capital requirement by $55.7 million. At June 30, 2004, the Bank's risk-based capital of approximately $103.4 million exceeded its current risk-based capital requirement by $41.6 million. (For further information see Regulatory Capital Matters).

The table below summarizes future contractual obligations as of June 30, 2004:

                                          Payments Due by Period
                           ------------------------------------------------------
                                      Less than      1-3        4-5     After 5
                           Total      1 Year        Years      Years    Years
                           ---------  ---------   ---------  --------  ----------
Time deposits              $ 245,157  $ 206,180   $  34,493  $  3,789   $     695
Short-term borrowings        123,554    123,554          --        --          --
Long-term debt               299,971         --      33,035    34,081     232,855
Operating leases                 625        188         194        45         198
                           ---------  ---------   ---------  --------   ---------
Total contractual cash
   obligations             $ 669,307  $ 329,922   $  67,722  $ 37,915   $ 233,748
                           =========  =========   =========  ========   =========

Purchase commitments. The Company has entered into various contracts to purchase equipment and software products to improve productivity and Customer service. The price of the equipment and software is approximately $1.7 million. The annual maintenance fees are approximately $150,000. The Company expects to complete the purchases in the fourth fiscal quarter of 2004 and the first fiscal quarter of 2005.

EARNINGS SUMMARY
----------------

Net income increased from $8.3 million, or $.51 per diluted share, for the nine months ended June 30, 2003 to $10.9 million, or $.66 per diluted share for the nine months ended June 30, 2004. This 31.5% increase in net income resulted from increased net interest income of $3.8 million, or 14.1%, reduced general and administrative expenses of $280,000, decreased provision for loan losses of $805,000 and was somewhat offset by decreased other income of $1.4 million and increased tax expense at $850,000.

Despite the decrease in the net interest margin as a result of continued declining interest rates, from 3.76% for the nine months ended June 30, 2003 to 3.58% for the nine months ended June 30, 2004, net interest income increased 14.1%. The increase in net interest income is primarily attributable to an increase in average earning assets of $193.9 million, or 20.3%. For the nine months ended June 30, 2004, average loans receivable increased to $744.7 million an increase of 22.3%, when compared to $609.1 million for the nine months ended June 30, 2003. In addition, average balances of investment securities increased approximately $64.0 million. The investment securities were primarily funded with longer-term advances. The Company's advances with a maturity greater than four years increased from $184.2 million at June 30, 2003 to $246.5 million at June 30, 2004.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Although loans receivable increased $93.6 million for the nine months ended, June 30, 2004, the provision for loan losses decreased by $805,000. This is primarily attributed to an improved credit risk profile associated with problem loans at June 30, 2004. During the nine months ended June 30, 2004, the Bank had several large loans that were criticized or classified by the Bank, aggregating $8.2 million that were paid off.

Total other income decreased from $8.3 million for the nine months ended June 30, 2003 to $6.9 million for the nine months ended June 30, 2004. This was primarily a result of decreased gains on sales of loans held for sale of $1.1 million. The Company experienced a significant reduction in residential loan refinancings in the first nine months of fiscal 2004 compared to fiscal 2003 due to interest rates, which increased slightly beginning in September 2003. The Company also had increased net loss on securities available for sale of $1.4 million in the first nine months of 2004 when comparing to the first nine months of 2003. This was offset by increased income from the sales of non- depository products of $516,000 and other income of $392,000. The increase in other income was primarily due to increased income from bank owned life insurance of $281,000.

Total general and administrative expenses decreased from $20.4 million for the nine months ended June 30, 2003 to $20.1 million for the nine months ended June 30, 2004. Salaries and employee benefits increased $2.1 million or 20.8% when comparing the two periods. This was offset primarily by a decrease of $2.4 million in FHLB prepayment penalties.

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2003 AND 2004
----------------------

INTEREST INCOME
---------------

Despite a reduction in the average yield, the Company's growth in average interest earning assets of 18.8% resulted in interest income for the three months ended June 30, 2004, increasing to $16.7 million, or 12.7% as compared to $14.8 million for the three months ended June 30, 2003. The earning asset yield for the three months ended June 30, 2004, was 5.61% compared to a yield of 5.92% for the three months ended June 30, 2003. As a result of significant declining interest rates over much of the last two years, the Bank's yield on assets and cost of funds has declined. Interest rates have recently begun to increase. At June 30, 2002, 2003 and 2004, the one-year treasury rate of interest was approximately 2.10%, 1.02% and 2.16%, respectively. At June 30, 2002, 2003 and 2004, the prime rate of interest was approximately 4.75%, 4.00% and 4.00%, respectively. On July 1, 2004, the prime rate was increased to 4.25%.

The average yield on loans receivable for the three months ended June 30, 2004, was 6.05% compared to 6.61% for three months ended June 30, 2003. The Company's yield on loans has continued to decline as loans in the portfolio have refinanced at lower rates. The yield on investments decreased slightly to 4.79% for the three months ended June 30, 2004, from 4.83% for the three months ended June 30, 2003. The yield on investments has declined due to payoff of higher yielding mortgage-backed securities (MBS) resulting from significant prepayments during fiscal 2003. These higher yielding MBS were replaced with lower yielding MBS. Total average interest-earning assets were $1.2 billion for the quarter ended June 30, 2004 as compared to $999.1 million for the quarter ended June 30, 2003. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $130.5 million and investment securities of approximately $71.9 million.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $5.9 million for the three months ended June 30, 2004, as compared to $5.8 million for the three months ended June 30, 2003. The average cost of deposits for the three months ended June 30, 2004, was 1.33% compared to 1.73% for the three months ended June 30,
2003. This is primarily due to lower market rates for fiscal 2004 and the composition of deposits when comparing the two periods. Deposits at June 30, 2004 were $764.0 million with transaction accounts comprising 60.7% compared to $713.9 million with transaction accounts comprising 54.6% at June 30, 2003. The cost of interest- bearing liabilities was 1.98% for the three months ended June 30, 2004, as compared to 2.31% for the three months ended June 30, 2003. The cost of FHLB advances, other borrowings and reverse repurchase agreements was 3.73%, 4.29% and 1.38%, respectively, for the three months ended June 30, 2004. For the three months ended June 30, 2003, the cost of FHLB advances, other borrowings and reverse repurchase agreements was 4.46%, 2.48% and 1.84%, respectively. The decrease for FHLB advances and reverse repurchase agreements is primarily due to lower interest rates in fiscal 2004 compared to fiscal 2003. The increase in other borrowings is due to the junior subordinated debt of $15.0 million at a variable rate tied to the 90-day LIBOR plus 305 basis points. Total average interest-bearing liabilities increased from $999.3 million at June 30, 2003 to $1.2 billion at June 30, 2004. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $52.7 million. This was accompanied by an increase in reverse repurchase agreements of $33.2 million, FHLB advances of $89.3 million and $15.0 million of junior subordinated debt related to trust preferred securities.

NET INTEREST INCOME
-------------------

Net interest income was $10.8 million for the three months ended June 30, 2004, as compared to $9.0 million for the three months ended June 30, 2003. With the reduction in interest rates over the last two years, the Bank continued to experience a decrease in its net interest margin through December 31, 2003. However, as rates stabilized over the last nine months, the Bank's net interest margin has generally stabilized, and actually increased in the last two quarters. The net interest margin for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004 was 3.87%,
3.61%, 3.65%, 3.48% and 3.58% respectively. In the quarter ended June 30, 2004, the net interest margin actually continued to increase slightly to 3.63%.

Throughout the quarter ended June 30, 2004, intermediate interest rates have increased approximately 100 basis points. The Bank believes that over time this should slow the refinancing of loans at lower rates. Based upon the most recent information available, management believes that its net interest margin should remain stable and could increase slightly if short-term rates rise commensurately with long-term rates. Projection of the impact of interest rates on the Bank's net interest margin is often imprecise due to the fact the short-term and long-term interest rates often move very differently.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses decreased from $750,000 for the three months ended June 30, 2003, compared to $200,000 for the three months ended June 30, 2004. This is due to the nature and the risk profile of the loans delinquent 90 days or more at June 30, 2004 as compared to June 30, 2003. The allowance for loan losses as a percentage of loans was 1.38% at June 30, 2004 as compared to 1.40% at June 30, 2003. Loans delinquent 90 days or more were $4.8 million or ..61% of total loans at June 30, 2004, compared to $5.9 million or .88% at June 30, 2003. The allowance for loan losses was 226% of loans delinquent more than 90 days at June 30, 2004, compared to 160% at June 30, 2003. Net charge-offs for the three months ended June 30, 2004 and 2003 were $116,000 and $210,000, respectively. Management believes that current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER INCOME
------------

For the three months ended June 30, 2004, other income was $2.1 million compared to $2.9 million for the three months ended June 30, 2003. Fees and service charges from deposit accounts were $964,000 for the three months ended June 30, 2004, compared to $889,000 for the three months ended June 30, 2003. The increase in fees and service charges is primarily due to the growth in transaction accounts. During the three months ended June 30, 2004, the Company securitized loans into mortgage-backed securities ("MBS") of $8.7 million and then sold the MBS and sold loans held for sale of $13.3 million, aggregating $22.0 million. During the three months ended June 30, 2003, the Company securitized loans into mortgage-backed securities ("MBS") of $18.8 million and then sold the MBS and sold loans held for sale of $13.5 million, aggregating $32.3 million. Originations of loans held for sale have declined as interest rates began to increase in September 2003. This increase in rates has significantly curtailed mortgage refinancing. Based upon current interest rates, the Company expects mortgage refinancing to continue significantly below last years levels. Gain on sale of loans was $315,000 for the quarter ended June 30, 2004, compared to $875,000 for the quarter ended June 30, 2003. Loss on sales of securities was $440,000 for the quarter ended June 30, 2004, compared to gains of $146,000 for the quarter ended June 30, 2003. Income from sales of non-depository products increased $152,000 when comparing the two periods.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $6.9 million for the quarter ended June 30, 2003, compared to $6.8 million for the quarter ended June 30, 2004. Salaries and employee benefits were $3.3 million for the three months ended June 30, 2003, as compared to $4.0 million for the three months ended June 30, 2004, an increase of 21.0%. This is primarily due to the addition of new branches, additional business banking Associates and increased expense related commission from the sale of non-depository products. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. The Company employed 352 Associates at June 30, 2004, compared to 301 Associates at June 30, 2003. For the quarter ended June 30, 2003, there were $750,000 of prepayment penalties on FHLB advances included in general and administrative expenses. For the quarter ended June 30, 2004, there were no prepayment penalties. Other expenses were $1.3 million for the quarters ended June 30, 2003 and 2004. Other expenses included $155,000 of mortgage service rights impairment for the three months ended June 30, 2003 and $14,000 of mortgage service rights recovery for the three months ended June 30, 2004.

INCOME TAXES
------------

Income taxes were $1.6 million for the three months ended June 30, 2003 compared to $2.0 million for the three months ended June 30, 2004. The effective income tax rate as a percentage of pretax income was 34.1% and 36.2% for the quarters ended June 30, 2004 and 2003, respectively. The effective income tax rate primarily declined in connection with an increase in income generated by bank-owned life insurance and municipal securities that are exempt from federal and certain state taxes. The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by local, state or federal taxing authorities. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED
----------------------------------------------------------------------------
JUNE 30, 2003 AND 2004
----------------------

INTEREST INCOME
---------------

Despite a reduction in the average yield, the Company's growth in average interest earning assets of 20.3% resulted in an increase in interest income for the nine months ended June 30, 2004, of $4.1 million to $48.4 million, or 9.2% as compared to $44.3 million for the nine months ended June 30, 2003. The earning asset yield for the nine months ended June 30, 2004, was 5.61% compared to a yield of 6.18% for the nine months ended June 30, 2003. As a result of significant declining interest rates over much of the last two years, the Bank's yield on assets and cost of funds has declined. Interest rates have very recently begun to increase. At June 30, 2002, 2003 and 2004, the one-year treasury rate of interest was approximately 2.10%, 1.02% and 2.16%, respectively. At June 30, 2002, 2003 and 2004, the prime rate of interest was approximately 4.75%, 4.00% and 4.00%, respectively. On July 1, 2004, the prime rate was increased to 4.25%. The average yield on loans receivable for the nine months ended June 30, 2004, was 6.12% compared to 6.80% for nine months ended June 30, 2003. The yield on investments decreased to 4.68% for the nine months ended June 30, 2004, from 5.16% for the nine months ended June 30, 2003. The yield on investments has declined due to payoff of higher yielding mortgage-backed securities (MBS) resulting from significant prepayments during fiscal 2003. These higher yielding MBS were replaced with lower yielding MBS. Total average interest-earning assets were $1.1 billion for the nine months ended June 30, 2004 as compared to $955.4 million for the nine months ended June 30, 2003. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $135.6 million and investment securities of approximately $64.0 million.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $17.5 million for the nine months ended June 30, 2004, as compared to $17.2 million for the nine months ended June 30, 2003. The average cost of deposits for the nine months ended June 30, 2004, was 1.42% compared to 1.88% for the nine months ended June 30, 2003. The cost of interest-bearing liabilities was 2.03% for the nine months ended June 30, 2004, as compared to 2.42% for the nine months ended June 30, 2003. The cost of FHLB advances, other borrowings and reverse repurchase agreements was 3.83%, 4.29% and 1.47%, respectively, for the nine months ended June 30, 2004. For the nine months ended June 30, 2003, the cost of FHLB advances, other borrowings and reverse repurchase agreements was 4.41%, 3.14% and 1.85%, respectively. Total average interest-bearing liabilities increased from $950.2 million at June 30, 2003 to $1.1 billion at June 30, 2004. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $49.5 million. This was accompanied by an increase in reverse repurchase agreements of $58.5 million and FHLB advances of $70.8 million.

NET INTEREST INCOME
-------------------

Net interest income was $30.9 million for the nine months ended June 30, 2004, as compared to $27.1 million for the nine months ended June 30, 2003. With the reduction in interest rates over the last two years, the Bank continued to experience a decrease in its net interest margin through December 31, 2003. However, as rates stabilized over the last nine months, the Bank's net interest margin declined at a much slower pace and actually increased slightly in the most recent quarter. The net interest margin for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and
June 30, 2004 was 3.87%, 3.61%, 3.65%, 3.48%, 3.58% and 3.63% respectively.  For the nine months ended June 30, 2004, the net interest margin was 3.58%.

Throughout the quarter ended June 30, 2004, intermediate interest rates have increased approximately 100 basis points. Management believes that over time this should slow the refinancing of loans at lower rates. Based upon the most recent information available, management believes that its net interest margin should remain stable and could increase slightly if short-term rates rise commensurately with long-term rates. Projection of the impact of interest rates on the Bank's net interest margin is often imprecise due to the fact that short-term and long-term interest rates often move very differently.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses decreased from $2.1 million for the nine months ended June 30, 2003, compared to $1.3 million for the nine months ended June 30, 2004. This is due to the nature and the risk profile of the loans delinquent 90 days or more at June 30, 2004 as compared to June 30, 2003. The allowance for loan losses as a percentage of loans was 1.38% at June 30, 2004 as compared to 1.40% at June 30, 2003. Loans delinquent 90 days or more were $4.8 million or .61% of total loans at June 30, 2004, compared to $5.9 million or ..88% at June 30, 2003. The allowance for loan losses was 226% of loans delinquent more than 90 days at June 30, 2004, compared to 160% at June 30, 2003. Net charge- offs for the nine months ended June 30, 2004 and 2003 were $240,000 and $509,000, respectively. Management believes that the current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors. Subsequent to June 30, 2004, a non-accrual loan secured by commercial property was paid in full. The original amount of the loan was $1.7 million and the balance was $522,000 at June 30, 2004. As a result of this, the Bank will recognize approximately $320,000 of interest income its fourth fiscal quarter.


OTHER INCOME
------------

For the nine months ended June 30, 2004, other income was $6.9 million compared to $8.3 million for the nine months ended June 30, 2003. As a result of increased transaction account balances of $389.0 million at June 30, 2003 to $463.6 million at June 30, 2004, fees and service charges from deposit accounts were $2.7 million for the nine months ended June 30, 2004, compared to $2.6 million for the nine months ended June 30, 2003. Gain on sale of loans was $1.1 million for the nine months ended June 30, 2004, compared to $2.3 million for the nine months ended June 30, 2003. Loss on sales of securities was $707,000 for the nine months ended June 30, 2004, compared to gains of $662,000 for the nine months ended June 30, 2003. Other income was $3.7 million for the nine months ended June 30, 2004, as compared to $2.8 million for the nine months ended June 30, 2003. This increase is primarily due to increased sales of non-depository products and services.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $20.4 million for the nine months ended June 30, 2003 compared to $20.1 million for the nine months ended June 30, 2004. Salaries and employee benefits were $9.9 million for the nine months ended June 30, 2003, as compared to $12.0 million for the nine months ended June 30, 2004, an increase of 20.8%. This is primarily due to the addition of new branches, additional business banking Associates and increased expense related commission from the sale of non-depository products. The Company employed 352 Associates at June 30, 2004, compared to 301 Associates at June 30, 2003. Also as a result of new branches, net occupancy, furniture and fixtures and data processing expenses increased $122,000 when comparing the two periods. General and administrative expenses also include prepayment penalties on FHLB advances of $2.4 million and $77,000 for the nine months ended June 30, 2003 and 2004, respectively. For the nine months ended June 30, 2004, the Company prepaid $4.6 million of FHLB advances with a weighted average rate of 3.21%. Other expenses were approximately $3.5 million for the nine month period ended June 30, 2003 and $3.4 million for the nine month period ended June 30, 2004. Other expenses included $262,000 of mortgage service rights impairment for the nine months ended June 30, 2003 and $106,000 of mortgage service rights recovery for the nine months ended June 30, 2004.

INCOME TAXES
------------

Income taxes were $4.7 million for the nine months ended June 30, 2003, compared to $5.5 million for the nine months ended June 30, 2004. The effective income tax rate as a percentage of pretax income was 33.6% and 36.0% for the nine months ended June 30, 2004 and 2003, respectively. The effective income tax rate primarily declined in connection with an increase in income generated by bank-owned life insurance and municipal securities that are exempt from federal and certain state taxes.

The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by local, state or federal taxing authorities. The

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

INCOME TAXES - CONTINUED
------------------------

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

                                                                                                Categorized as "Well
                                                                                                 Capitalized" Under
                                                                    For Capital                   Prompt Corrective
                                       Actual                    Adequacy Purposes                Action Provision
                                 ----------------------        ------------------------         ---------------------
                                   Amount         Ratio        Amount             Ratio          Amount        Ratio
                                 ---------        -----        ------             -----          ------        -----
                                                                  (Dollars In Thousands)
As of June 30, 2004:
 Total Capital:                  $103,410         13.39%       $61,777            8.00%          $77,222       10.00%
  (To Risk Weighted Assets)
Tier 1 Capital:                  $ 94,189         12.20%          N/A              N/A           $46,333        6.00%
 (To Risk Weighted Assets)
Tier 1 Capital:                  $ 94,189          7.35%       $38,452            3.00%          $64,005        5.00%
  (To Total Assets)
Tangible Capital:                $ 94,189          7.35%       $19,202            1.50%              N/A          N/A
  (To Total Assets)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Effective January 1, 2004, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with these rules, the Company deconsolidated Coastal Financial Capital Trust I at January 1, 2004, which had been formed to raise capital by issuing preferred securities to an institutional investor. The deconsolidation of this wholly-owned subsidiary, increased other assets by $464,000, increased junior subordinated debt-trust preferred securities by $15.5 million, and reduced debt associated with trust preferred securities by $15.0 million. The full and unconditional guarantee by the Company for the preferred securities remains in effect.

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

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally- developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company currently does not include the associated servicing of the loan when recognizing loan commitments at inception and throughout its life. The Company adopted SAB 105 on April 1, 2004 with no material impact.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

At June 30, 2004, no material changes have occurred in market risk disclosures included in the Company's Annual Report to Stockholders for the year ended September 30, 2003, filed as an exhibit to the Company's Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings
--------------------------

     The Company is a defendant in one lawsuit related to activities in the Bank, arising out of the normal course of business. The subsidiaries are also defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial status.

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity
-----------------------------------------------------------------------------
Securities
----------

     Not Applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not Applicable.

Item 5.  Other Information
--------------------------

     Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES - CONTINUED


             (d)   Employment Agreement with Jimmy R. Graham (9)

             (e)   Employment Agreement with Steven J. Sherry (9)

             (f)   1990 Stock Option Plan (2)

             (g)   Directors Performance Plan (3)

             (h)   Loan Agreement with Bankers Bank (5)

             (i)   Coastal Financial Corporation 2000 Stock Option Plan (8)

           31-(a)  Rule  13a-14(a)/15d-14(a)  Certification (Chief Executive
                   Officer)

           31-(b)  Rule 13a-14(a)/15d-14(a) Certification  (Chief Financial
                   Officer)

           32-(a)  Section 1350 Certification (Chief Executive Officer)

           32-(b)  Section 1350 Certification (Chief Financial Officer)

   (b)  Report on Form 8-K

          The Company furnished a Form 8-K on April 29, 2004 to report the Company's second quarter earnings. A copy of the Company's press release dated April 28, 2004 was attached as an exhibit.

-----------

(1) Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

          Incorporated  by reference to 1995 Form 10-K filed with the Securities
(2)       and Exchange Commission on December 29, 1995.

          Incorporated  by reference to the definitive  proxy  statement for the
(3)       1996 Annual Meeting of Stockholders.

          Incorporated  by reference to 1997 Form 10-K filed with the Securities
(4)       and Exchange Commission on January 2, 1998.

          Incorporated  by  reference  to December 31, 1997 Form 10-Q filed with
(5)       Securities and Exchange Commission on February 13, 1998.

          Incorporated  by  reference  to March 31,  1998 Form 10-Q  filed  with
(6)       Securities and Exchange Commission on May 15, 1998.

          Incorporated  by reference to 1998 Form 10-K filed with Securities and
(7)       Exchange Commission on December 29, 1998.

          Incorporated  by reference to the definitive  proxy  statement for the
(8)       2000 Annual Meeting of Stockholders filed December 22, 1999.

          Incorporated  by reference to 2003 Form 10-K filed with Securities and
(9)       Exchange Commission on December 22, 2003.

                                  SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         COASTAL FINANCIAL CORPORATION

     August 12, 2004                      /s/ Michael C. Gerald
     ---------------                     ----------------------
     Date                                Michael C. Gerald
                                         President and Chief Executive Officer

     August 12, 2004                      /s/ Jerry L. Rexroad
     ---------------                     ---------------------
     Date                                Jerry L. Rexroad
                                         Executive Vice President and
                                         Chief Financial Officer