Form 10-K
period 2004-09-30
COASTAL FINANCIAL CORP /DE
filed 2004-12-13
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-K
+-+
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
+-+ SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

                                       OR
+-+
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
+-+ SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                    57-0925911
--------------------------------------------                   ------------
(State or other jurisdiction of incorporation             (I.R.S. Employer I.D.)
or organization)

2619 Oak Street, Myrtle Beach, South Carolina                    29577-3129
---------------------------------------------                   ------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:       (843) 205-2000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES _X_ NO ___. -

     The aggregate market value of the voting and non-voting common equity held by non affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" as of the last business day of the registrant's most recently completed second fiscal quarter, was $233,791,553 (15,828,812) shares at $14.77 per share. It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.


     As of December 8, 2004, there were issued and outstanding 15,935,128 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004 (Parts I and II)

     2. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

     Coastal Financial Corporation ("Coastal Financial" or the "Company") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Bank, formerly named Coastal Federal Savings Bank, ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly-owned subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. Prior to completion of the reorganization, the Company had no material assets or liabilities and engaged in no business activities. The financial results contained herein relate primarily to the Company's principal subsidiary, Coastal Federal.

     Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, twelve additional branch offices located in South Carolina, and five branch offices located in North Carolina. Coastal Federal expects to open another office in Wilmington, N.C. in January 2005. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 205-2000.

     Coastal Federal's eighteen offices are located in Horry and Georgetown Counties of South Carolina, and Brunswick and New Hanover Counties of North Carolina. The economy of these four counties depends primarily on tourism. To the extent area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

     Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate consumer, commercial business loans, commercial real estate loans and residential mortgage loans.


     The Company maintains an Internet website at http://www.coastalfederal.com.
                                                  -----------------------------
The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, free of charge, on this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Rate/Volume Analysis

The following table sets forth certain information regarding changes to interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate), (iii) changes in rate-volume (change in rate multiplied by change in volume), and (iv) the net change (the sum of the prior columns). Non-accrual loans are included in the average volume calculations.




                                                               Year Ended September 30,
                           --------------------------------------------------------------------------------------------
                                         2002 Compared to 2001                         2003 Compared to 2002
                                          Increase (Decrease)                           Increase (Decrease)
                                               Due to                                       Due to
                           ---------------------------------------------   --------------------------------------------
                             Rate       Volume       Rate/        Net        Rate       Volume      Rate/        Net
                             ----       ------       -----        ---        ----       ------      -----        ---
                                                    Volume                                          Volume
                           --------    --------    --------    --------    --------------------------------------------
                                                             (Dollars in thousands)

Interest-Earning Assets:
 Loans                     $ (6,372)   $    852    $   (118)   $ (5,638)   $ (4,869)   $  7,469   $   (903)   $  1,697
 Mortgage-backed
 Securities/Investments      (1,943)      1,386        (187)       (744)     (2,695)      7,903     (1,564)      3,644
                           --------    --------    --------    --------    --------    --------   --------    --------

Total net change in
 income on interest-
 earning assets              (8,315)      2,238        (305)     (6,382)     (7,564)     15,372     (2,467)      5,341
                           --------    --------    --------    --------    --------    --------   --------    --------

Interest-Bearing
 Liabilities:
 Deposits                    (7,799)      3,629      (1,460)     (5,630)     (3,487)      2,333       (597)     (1,751)
 FHLB advance                (1,486)     (2,268)        303      (3,451)     (1,271)      3,184       (527)      1,386
 Repurchase

   Agreements                (1,811)     (1,645)      1,060      (2,396)         (4)      1,534        (13)      1,517

 Other Borrowings              --          --            --        --          --          --         --          --
                           --------    --------    --------    --------    --------    --------   --------    --------

Total net change in
 expense on interest-
 bearing liabilities        (11,096)       (284)        (97)    (11,477)     (4,762)      7,051     (1,137)      1,152
                           --------    --------    --------    --------    --------    --------   --------    --------

Net change in net
 Interest income           $  2,781    $  2,522    $   (208)   $  5,095    $ (2,802)   $  8,321   $ (1,330)   $  4,189
                           ========    ========    ========    ========    ========    ========   ========    ========



                                     Year Ended September 30,
                           -------------------------------------------
                                       2004 Compared to 2003
                                        Increase (Decrease)
                                             Due to
                           -------------------------------------------
                             Rate       Volume      Rate/        Net
                             ----       ------      -----        ---
                                                   Volume
                           --------    --------   --------    --------


Interest-Earning Assets:
 Loans                     $ (3,082)   $  8,515   $   (626)   $  4,807
 Mortgage-backed
 Securities/Investments        (383)      2,216        (49)      1,784
                           --------    --------   --------    --------

Total net change in
 income on interest-
 earning assets              (3,465)     10,731       (675)      6,591
                           --------    --------   --------    --------

Interest-Bearing
 Liabilities:
 Deposits                    (2,233)        373       (115)     (1,975)
 FHLB advance                  (971)      2,942       (315)      1,656
 Repurchase

   Agreements                  (344)        925       (185)        396

 Other Borrowings               (46)        630       (135)        449
                           --------    --------   --------    --------

Total net change in
 expense on interest-
 bearing liabilities         (3,594)      4,870       (750)        526
                           --------    --------   --------    --------

Net change in net
 Interest income           $    129    $  5,861   $     75    $  6,065
                           ========    ========   ========    ========

Average Balance Sheet

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Non-accrual loans are included in average balance calculations.



                                                                       Year Ended September 30,
                                ----------------------------------------------------------------------------------------------------
                                                2002                               2003                             2004
                                --------------------------------   --------------------------------------------   ------------------
                                  Average                 Yield/     Average                Yield/     Average               Yield/
                                  Balance     Interest   Rate (2)    Balance     Interest  Rate (2)    Balance    Interest  Rate (2)
                                  -------     -------    --------    --------    --------  --------    -------    -------- -------
                                                                                (Dollars in thousands)
ASSETS
 Loans                          $  531,257   $   40,261    7.58%   $  629,817   $   41,958   6.67%   $  757,633  $   46,765    6.17%
Mortgage-backed
  Securities/Investments(1)        226,295       13,612    6.02       357,680       17,256   4.81       403,610      19,040    4.72
                                ----------   ----------    ----    ----------   ----------   ----    ----------  ----------    ----

Total interest-earning
 assets                         $  757,552   $   53,873    7.11%   $  987,497   $   59,214   6.00%   $1,161,243  $   65,805    5.67%
                                ==========   ==========    ====    ==========   ==========   ====    ==========  ==========    ====
LIABILITIES
 Transaction accounts              309,624        4,524    1.46       369,871        3,925   1.06       418,405       3,331    0.80
 Statement savings accounts         36,870          459    1.24        40,913          427   1.04        50,509         405    0.80
 Certificate accounts              222,723        8,767    3.94       258,355        7,647   2.96       250,211       6,288    2.51
 FHLB advances                     150,239        7,682    5.11       212,501        9,068   4.27       281,437      10,724    3.81
 Securities sold under
   repurchase agreements            20,676          414    2.00        93,496        1,718   1.61       143,842       2,114    1.47
 Other borrowings                     --           --        --         3,792          213   5.62        15,000         662    4.41
                                ----------   ----------    ----    ----------   ----------   ----    ----------  ----------    ----
Total interest-bearing
 liabilities                    $  740,132   $   21,846    2.95%   $  978,928   $   22,998   2.35%   $1,159,404  $   23,524    2.03%
                                ==========   ==========    ====    ==========   ==========   ====    ==========  ==========    ====

 Net interest income/
 interest rate spread                        $   32,027    4.16%                $   36,216    3.65%  $   42,281                3.64%

Net yield on interest earning
 assets                                                    4.23%                              3.67%                            3.64%

Ratio of interest earning assets
 to interest-bearing
 liabilities                                               1.02                               1.01                             1.00

----------------------------------------------------
(1) Includes short-term interest-bearing deposits, Federal funds sold, and investments held to maturity.
(2) Average yield for investment classified as available-for-sale is computed using historical cost balances and does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

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

     The Bank's net loan portfolio totaled approximately $799.0 million at September 30, 2004, representing approximately 61.2% of its total assets. On that date, approximately 40.6% of Coastal Federal's total loan portfolio was secured by mortgages on one-to-four family residential properties.

     In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on the origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period or less; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2004, adjustable rate loans constituted approximately $614.9 million (or 77.0%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 23.0% of the total loan portfolio. These lending practices are intended to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.


     The company has identified two concentrations of credit risk that it is monitoring. The first involves loans for the acquisition of land and loans for the development of land, which totaled $102.6 million as September 30, 2004 and which are included in the mortgage Loans-Income property (commercial) line in the loan Portfolio Analysis on the following page. The second involves permanent mortgage loans secured by condominium properties, which totaled $65.6 million at September 30, 2004 and is included in the Mortgage Loans-Single family to 4 family units line in the portfolio Analysis on the following page. See Note 1(h) of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders for a complete discussion of this monitored credit risk.

Loan Portfolio Analysis

The following table set forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.




                                                                           At September 30,
                                ----------------------------------------------------------------------------------------------------
                                        2000                2001                2002                 2003               2004
                                -------------------  ------------------  -------------------  ------------------  ------------------
                                  Amount    Percent   Amount    Percent    Amount    Percent    Amount   Percent   Amount    Percent
                                  ------    -------   ------    -------    ------    -------    ------   -------   ------    -------
                                                                        (Dollars in thousands)

Mortgage loans:

 Construction                   $  54,905    10.13%  $  60,765   11.56%  $  45,544     7.99   $  81,227    11.16  $  93,292   11.23%

 Single family to 4 family units  283,851    52.39     268,670   51.10     261,296    45.88     308,293    42.37    337,533   40.62

Income property (Commercial)      133,569    24.55     137,282   26.11     202,117    35.49     263,688    36.24    312,460   37.60

Commercial business loans          23,357     4.31      18,886    3.59      18,377     3.23      24,475     3.36     32,101    3.86

Consumer loans:

 Mobile home                        1,374     0.25       2,056    0.39       3,446     0.61       4,607     0.63      4,618    0.56

 Automobiles                        7,789     1.44       6,599    1.26       7,117     1.25       8,516     1.17      8,177    0.98

 Equity lines of credit            23,009     4.25      22,379    4.26      24,273     4.26      26,639     3.66     30,906    3.72

 Other                             13,915     2.58       9,161    1.73       7,378     1.29      10,234     1.41     11,905    1.43
                                ---------   ------   ---------  ------   ---------   ------   ---------   -----   ---------  -----

Total loans and loans
    held for sale, gross        $ 541,769   100.00%  $ 525,798  100.00%  $ 569,548   100.00   $ 727,679  100.00%  $ 830,992  100.00%
                                            ======              ======               ======              ======              ======


 Add (Subtract):

Loans in process                  (13,329)             (13,983)             (6,365)             (16,570)            (21,613)

Deferred loan costs, net              519                  372                 245                  556                 674

 Allowance for loan losses         (7,064)              (7,159)             (7,883)              (9,832)            (11,077)
                                ---------            ---------           ---------            ---------           ---------

Total loans and loans held

       for sale, net            $ 521,895            $ 505,028           $ 555,545            $ 701,833           $ 798,976
                                =========            =========           =========            =========           =========


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

     Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis with terms that generally do not exceed one year. The majority of these loans have interest rates that adjust with changes in the prime rate as published in The Wall Street Journal. The Bank's non-real
                                  ------------------------
estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2004, the Bank had $32.1 million outstanding in commercial business loans, which represented approximately 3.9% of its loan portfolio and 2.5% of total assets.

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

     Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2004, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $408.3 million. At such date, the Bank had non-residential real estate loans outstanding of $312.5 million compared to $263.7 million at September 30, 2003. During fiscal 2001 through 2004, the Bank opened seven offices. The Bank hired commercial lending officers to lead many of these offices and intends to have commercial lending officers leading a majority of its banking offices. As a result of this focus, the Bank has approximately doubled the number of its commercial lending officers over the last two years. The Bank expects to continue to focus significant origination efforts in commercial real estate and commercial lending. It is expected that the Bank's commercial real estate loans will continue to comprise the most significant portion of the Bank's loan growth in future years.

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

     Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry and Georgetown Counties, South Carolina and Brunswick and New Hanover Counties, North Carolina. Additionally, the Bank has, on a limited basis, originated commercial real estate loans secured by properties located in other parts of North and South Carolina.

     Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $55.6 million, or 6.7% of the total loan portfolio, and 4.3% of total assets, at September 30, 2004.

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

     Residential Mortgage Loans. The Bank originates loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Residential mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential mortgage loans typically ranges from 10 to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgagee title insurance on all single-family first mortgage and residential mortgage loans.

     The Bank offers adjustable rate residential mortgage loans ("ARMs"), the interest rates of which generally adjust based upon treasury securities indices. Although Coastal Federal's ARMs are beneficial in helping the Bank improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans, whereas a significant decrease in rates could cause repayments to increase significantly.

     Coastal Federal also offers residential mortgage loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates somewhat above conforming loan rates. In addition, Coastal Federal securitized loans into FHLMC mortgage-backed securities of $95.6 million and $46.8 million in 2003 and 2004, respectively. The securitized mortgage-backed securities were generally sold in the secondary market within a few days of securitization.

     At September 30, 2004, approximately $337.5 million or 40.6% of the Bank's loan portfolio, and 25.9% of total assets, consisted of one-to-four family residential loans.

     Construction Loans. The Bank originates residential construction loans that generally have a term of six to twelve months for individuals or one year for builders. The individual's loans are generally tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is indexed to the prime rate as published in The Wall Street Journal or the current permanent loan rate and varies depending
-----------------------
on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

     The interest rate on commercial real estate construction loans presently offered by the Bank is generally indexed to the prime rate as published in The
                                                                             ---
Wall  Street  Journal.  Residential  and  commercial  real  estate  construction
---------------------
financing generally expose the Bank to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected, rather than historical, income and rental results. The Bank's risk of loss on such loans generally depends largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. Coastal Federal generally provides a permanent financing commitment on residential and commercial properties at the time the Bank provides the construction financing.

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

     At September 30, 2004, approximately $93.3 million or 11.2% of the Bank's gross loan portfolio consisted of construction loans on both residential ($82.8 million) and commercial properties ($10.5 million). Undisbursed proceeds on these loans amounted to $21.6 million at September 30, 2004.

Loan Maturity

     The following table sets forth certain information at September 30, 2004 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity including scheduled payments and potential prepayments. Specific prepayment speeds applied to loans are a function of their underlying coupons, lifetime rate caps and maturities. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.


                                              More than
                                              One Year
                                One Year       Through     More than
                                 or Less     Five Years   Five Years     Totals
                                 -------     ----------   ----------     ------
                                          (In thousands)

First mortgage loans           $ 224,383    $ 271,260     $  37,544   $ 533,187
Other residential and
   non-residential                64,353      104,445        19,687     188,485
Equity lines of credit            29,464        1,442          --        30,906
Consumer loans                     7,710       16,208           782      24,700
Commercial loans                  17,820       14,281          --        32,101
                               ---------    ---------     ---------   ---------
       Total loans             $ 343,730    $ 407,636     $  58,013   $ 809,379
                               =========    =========     =========   =========
Add (Subtract):
   Deferred loan costs, net                                                 674
   Allowance for loan losses                                            (11,077)
                                                                      ---------
       Total loans, net                                               $ 798,976
                                                                      =========

     The following table sets forth the dollar amount of all loans expected to be repaid one year or later after September 30, 2004, which have fixed interest rates and those which have floating or adjustable interest rates.

                                   Fixed          Floating or
                                   Rates        Adjustable Rates        Totals
                                   -----        ----------------        ------
                                                (In thousands)

First mortgage loans             $ 88,743           $220,061           $308,804
Other residential and
    non-residential                19,306            104,826            124,132
Equity lines of credit              1,442               --                1,442
Consumer loans                     10,773              6,217             16,990
Commercial loans                    6,890              7,391             14,281
                                 --------           --------           --------
       Total loans               $127,154           $338,495           $465,649
                                 ========           ========           ========

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from the communities it serves. Detailed loan applications are obtained to determine the borrower's ability to repay, and more significant items on these applications are verified. After analysis of the loan application and property or collateral involved, including an independent appraisal of property, the Bank's underwriter or Credit Administration Group reviews the loan, and the Bank makes a lending decision. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. Loans are approved based on size, requiring higher levels of authorization for larger dollar loan amounts. A member of the Bank's Internal Loan Committee must approve all residential mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance.

     The Bank's general policy is to obtain customary title and flood insurance on real estate loans. Borrowers must also obtain paid hazard insurance policies prior to closing. Borrowers on residential mortgage loans, which exceed 80% of the value of the security property, are also generally required to escrow funds on a monthly basis for real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.


     Residential Mortgage Loan Originations, Purchases and Sales. The Bank may, depending on economic conditions, purchase or sell mortgage loans to manage the interest rate sensitivity of interest-earning assets and interest-bearing liabilities, to provide additional funding for lending activities, and generate service fee income. The Bank retains a portion of the interest paid by the borrower on the loans as consideration for its servicing activities.


     Loan Commitments. The Bank, upon the submission of a loan application, generally provides a 45-day written commitment as to the interest rate applicable to such loan. If the loan has not been closed within 45 days, the rate may be adjusted to reflect current market conditions at the Bank's option. Loans that require closing time in excess of 45 days from the date of application are issued a written commitment, with a term ranging from three to six months. For fixed rate loans, the Bank charges either a higher interest rate or points to lock in the rate for 180 days. Refer to page 23 of the Annual Report for more information.


     Delinquencies. Coastal Federal's collection procedures provide for a series of contacts with delinquent borrowers. If the delinquency continues, more formal efforts are made to contact the delinquent borrower. If a residential mortgage loan continues in a delinquent status for 90 days or more, Coastal Federal generally initiates foreclosure proceedings. Coastal Federal generally initiates collection activities on a commercial mortgage loan if the loan continues in a delinquent status for 30 days or more. In certain limited instances, however, Coastal Federal may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                        At September 30,
                                                             -------------------------------------------------------------------


                                                                       2000         2001         2002         2003         2004
                                                                       ----         ----         ----         ----         ----
                                                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
    Real estate -
     Residential                                                      $2,080       $1,554       $  785       $3,538       $3,852
     Commercial                                                        2,478        1,185           18        2,816        1,106
Commercial business                                                     --            322        2,423          793          783
Consumer                                                                 224          193          288          302          115
                                                                      ------       ------       ------       ------       ------
          Total                                                        4,782        3,254        3,514        7,449        5,856
                                                                      ------       ------       ------       ------       ------

Accruing loans which are contractually past due 90 days or more:
Real estate -
Residential                                                             --           --           --           --           --
Commercial                                                              --           --           --           --           --
Commercial business                                                     --           --           --           --           --
Consumer                                                                --           --           --           --           --
                                                                      ------       ------       ------       ------       ------
            Total                                                       --           --           --           --           --
                                                                      ------       ------       ------       ------       ------

Restructured loans                                                       419        1,693          970          369          731
Real estate owned, net                                                   867        2,363        1,046        1,627          785
Other nonperforming assets                                              --           --           --           --           --
                                                                      ------       ------       ------       ------       ------
Total nonperforming assets                                            $6,068       $7,310       $5,530       $9,445       $7,372
                                                                      ======       ======       ======       ======       ======
Total nonaccrual loans to
  net loans                                                             0.92%        0.64%        0.63%        1.06%        0.73%
Total nonaccrual loans to
  total assets                                                          0.62%        0.43%        0.37%        0.63%        0.45%
Total nonperforming assets
  to total assets                                                       0.79%        0.96%        0.58%        0.80%        0.56%

Total nonperforming assets,excluding
restructured loans which are generally
performing under the restructured terms, to
total assets                                                            0.73%        0.74%        0.48%        0.77%        0.51%

     Please refer to page 23 of the Annual Report for additional information on impaired loans and lost interest income.

     The allowance for uncollectible interest which is netted against accrued interest receivable totaled $691,000 and $605,000 at September 30, 2003 and 2004, respectively.

     OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. Assets categorized as special mention have potential credit weakness and require close management attention, but are not yet classified further. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     Coastal Federal had five individually classified assets in excess of $1.3 million as of September 30, 2004. At that date, classified assets amounted to $26.3 million ($10.8 million substandard; $908,000 doubtful; and $14.6 million special mention). Substandard assets consist primarily of twenty-four loans with aggregate balances of approximately $8.2 million at September 30, 2004. The largest amount to any one borrower was $1.1 million. Special mention assets consist primarily of twenty-eight loans with aggregate balances of approximately $13.8 million at September 30, 2004.

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

     The allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require management to adjust the allowance based on information available to them at the time of their examination.

     See Note 4 of the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis - Non-Performing Assets" in the 2004 Annual Report to Stockholders attached hereto and incorporated by reference.

Loan Loss Allowance Analysis

     The following table sets forth analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.


                                                          Year Ended September 30,
                                    ----------------------------------------------------------------
                                      2000           2001          2002          2003         2004
                                      ----           ----          ----          ----         -----
                                                         (Dollars in thousands)

Allowance at beginning of
  period                            $ 6,430        $ 7,064       $ 7,159       $ 7,883       $ 9,832
Allowance recorded on
  acquired loans                         50           --            --            --            --
Sale of Florence office loans           (75)          --            --            --            --
Provision for loan losses               978            955         1,235         2,655         1,750
                                    -------        -------       -------       -------       -------
Recoveries:
   Residential loans                     12              3             4          --            --
   Commercial loans                    --             --            --              92           200
   Construction loans                  --             --            --            --            --
   Consumer loans                        65             57            62            44            49
                                    -------        -------       -------       -------       -------
     Total recoveries                    77             60            66           136           249
                                    -------        -------       -------       -------       -------

Charge-offs:
   Residential loans                     28            167          --              46          --
   Commercial loans                    --              226            90           388           268
   Construction loans                  --             --            --            --            --
   Consumer loans                       368            527           487           408           486
                                    -------        -------       -------       -------       -------
     Total charge-offs                  396            920           577           842           754
                                    -------        -------       -------       -------       -------
     Net charge-offs                    319            860           511           706           505
                                    -------        -------       -------       -------       -------
Allowance at end of period          $ 7,064        $ 7,159       $ 7,883       $ 9,832       $11,077
                                    =======        =======       =======       =======       =======

Ratio of allowance to net
  loans outstanding at the
  end of the period                    1.35%          1.42%         1.42%         1.40%         1.39%

Ratio of net charge-offs
  to average loans outstanding
  during the period                    0.06%          0.17%         0.10%         0.11%         0.07%

Loan Loss Allowance by Category

       I The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                                         September 30,
                        ------------------------------------------------------------------------------------------------------------
                                         2000                               2001                                2002
                        -----------------------------------  ----------------------------------    ---------------------------------
                                      As a %      Loan Type               As a %      Loan Type               As a %       Loan Type
                                      of out-     As a %                  of out-      As a %                 of out-      As a %
                                      standing    of out-                 standing    of out-                 standing     of out-
                                      loans in    standing                loans in    standing                loans in     standing
                        Amount        category    loans      Amount       category     loans       Amount     category     loans
                        ------        --------    -----      ------       --------     -----       ------     --------     -----
                                                                (Dollars in thousands)

Residential              $2,081         0.60%     66.53%     $2,148         0.65%       65.55%     $2,272       0.72%       57.08%

Commercial                4,719         3.01      30.07       4,893         3.13        30.92       5,273       2.39        39.69

Consumer                    264         1.49       3.40         118         0.66         3.53         338       1.88         3.23
                         ------                   -----      ------                     -----      ------                   -----
Total Allowance for
  loan losses            $7,064         1.35%    100.00%     $7,159         1.42%      100.00%     $7,883       1.42%      100.00%
                         ======                  ======      ======                    ======      ======                  ======



                                                                         September 30,
                        -----------------------------------------------------------------------
                                         2003                               2004
                        -----------------------------------  ----------------------------------
                                      As a %      Loan Type               As a %      Loan Type
                                      of out-     As a %                  of out-      As a %
                                      standing    of out-                 standing    of out-
                                      loans in    standing                loans in    standing
                        Amount        category    loans      Amount       category     loans
                        ------        --------    -----      ------       --------     -----
                                                                (Dollars in thousands)

Residential              $ 1,992         0.61%       55.61%   $ 1,007         0.23%       53.78%
Commercial                 7,229         2.51        41.06      9,222         2.68        43.13
Consumer                     611         2.62         3.33        848         3.43         3.09
                         -------                     -----    -------                     -----
Total Allowance for
  loan losses            $ 9,832         1.40%      100.00%   $11,077         1.39%      100.00%
                         =======                    ======    =======                    ======


Investment Activities

     Under OTS regulations, the Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such regulated institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that OTS-chartered institutions are otherwise authorized to make directly. These institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "Regulation and Supervision - Federal Home Loan Bank System." The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     Coastal Federal is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation and Supervision" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

     Investment  decisions  are  made in  accordance  with the  Bank's  approved
Investment Policy by the Investment Officer who reports quarterly to the Asset/Liability Management Committee ("ALCO Committee"). The ALCO Committee meets quarterly and consists of Directors Creel, Bishop, Thompson, Clemmons and Gerald, and Executive Vice Presidents Graham, Rexroad, Douglas, Sherry and Stalvey and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2004, the Bank's investment portfolio had a market value of approximately $405.6 million. The investment securities portfolio consisted primarily of mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

     At September 30, 2004, Coastal Federal did not own any securities, other than those disclosed in the Securities Analysis to follow, which had an aggregate book value in excess of 10% of its stockholder's equity at that date.

Securities Analysis

     The following table sets forth Coastal Federal's investment securities portfolio at amortized cost at the dates indicated.




                                                                                    September 30,
                                                                                    -------------
                                                     2002                         2003                              2004
                                                     ----                         ----                              ----
                                          Amortized      Percent of     Amortized         Percent of     Amortized        Percent of
                                            Cost(1)      Portfolio        Cost(1)        Portfolio         Cost(1)         Portfolio
                                            -------      ---------        -------        ---------         -------         ---------
                                                                      (Dollars in thousands)
U.S. Government agency Securities:
   FNMA                                       --             --               --            --            $ 1,951             6.32%
   FHLB                                    $ 1,998         100.00%        $ 1,998           12.38%          8,790            28.48
   State and municipal

   Obligations                                --             --            14,141           87.62          20,123            65.20
                                           ------          ------          -------        -------         -------         ---------

       Total                               $ 1,998         100.00%         $16,139         100.00%        $30,864           100.00%
                                           =======         ======          =======         ======         =======         =========


(1) The market value of the Bank's investment securities portfolio amounted to $2.0 million, $15.9 million and $31.3 million at September 30, 2002, 2003 and 2004, respectively.

     The following table sets forth the final maturities and weighted average yields of the securities at amortized cost at September 30, 2004.


                                     One Year                More than One                 More than Five        More than
                                     or Less                 to Five Years                  to Ten Years         Ten Years
                                     -------                 -------------           -      ------------         ---------
                                     Amount      Yield      Amount      Yield      Amount        Yield        Amount     Yield
                                     ------      -----      ------      -----      ------        -----        ------     -----
                                                  (Dollars in thousands)
U.S. Government agency securities:
   FNMA                                 $ --       --%     $   --        --%      $ 1,951          5.00%     $    --      --%

   FHLB (2)                               --       --          --        --         7,840         13.87          950    4.25
   State and municipal
   Obligations (3)                        --       --          --        --         3,578          3.98       16,545    4.21
                                        ----     ----      ------      ----       -------          ----      -------    ----
       Total                            $ --       --%     $   --        --%      $13,369          9.98%     $17,495    4.22%
                                        ====     ====      ======      ====       =======          ====      =======    ====





(2) All assets in the preceding table are classified as available for sale, with the exception of the FHLB bond with a cost of $7,840 shown in the More than Five to Ten Year Category, which is classified as held to maturity.

(3) The yield on state and municipal obligations is not computed on a tax equivalent basis.

The following table sets forth Coastal Federal's mortgage-backed securities portfolio, at amortized cost, at the dates indicated.



                                                                  September 30,
                                ----------------------------------------------------------------------------------
                                          2002                         2003                        2004
                                ------------------------     ------------------------    -------------------------
                                 Amortized    Percent of     Amortized     Percent of    Amortized      Percent of
                                 Cost(1)       Portfolio      Cost(1)       Portfolio     Cost(1)        Portfolio
                                --------       ---------     ---------     ----------    ---------      ----------
                                                         (Dollars in thousands)
Mortgage-backed Securities:
     FHLMC                       $ 57,628        17.87%     $133,674          35.44%     $114,947          30.97%
     FNMA                         206,448        64.01       205,200          54.41       162,371          43.75
     GNMA                          22,139         6.86        26,659           7.07        42,205          11.37
     CMO                           36,320        11.26        11,617           3.08        51,644          13.91
                                 --------       ------      --------         ------      --------         ------

          Total                  $322,535       100.00%     $377,150         100.00%     $371,167         100.00%
                                 ========       ======      ========         ======      ========         ======


(1) The market value of the Bank's mortgage-backed securities portfolio amounted to $331.8 million, $383.3 million and $374.3 million at September 30, 2002, 2003 and 2004, respectively.


The following table sets forth the maturities and weighted average yields of the securities, at amortized cost, at September 30, 2004.



                         One Year          More than One          More than Five             More than
                          or Less          to Five Years          to Ten Years               Ten Years
                   ------------------    ---------------      -------------------      ---------------------
                   Amount      Yield     Amount    Yield      Amount        Yield       Amount         Yield
                   ------      -----     ------    -----      ------        -----       ------         -----
                                                             (Dollars in thousands)

Mortgage-backed
Securities;
     FHLMC           $  --        --%    $  --        --%    $     --           --%   $114,947         5.21%
     FNMA               --        --        --        --        3,196         3.52     159,175         5.61
     GNMA               --        --        --        --           --           --      42,205         5.09
     CMO                --        --        --        --           --           --      51,644         4.82
                     -----     -----     -----     -----     --------     --------    --------         ----

          Total      $  --        --%    $  --        --%    $  3,196         3.52%   $367,971         5.31%
                     =====     =====     =====     =====     ========     ========    ========         ====


Service Corporation Activities


     The Company has four wholly-owned subsidiaries, Coastal Federal Bank, Coastal Financial Capital Trust I (see Note 11 of the Notes to the Consolidated Financial Statements), Coastal Planners Holding Corporation, and Coastal Investor Services, Inc (inactive).

     Coastal Federal Bank has two wholly-owned subsidiaries: Coastal Mortgage Bankers and Realty Co., Inc. ("Coastal Mortgage Bankers"), which was incorporated in 1970 under the laws of South Carolina, and Coastal Federal Holding Corporation ("CHFC"), which was incorporated in 1998 under the laws of Delaware. As of September 30, 2004, Coastal Mortgage Bankers has one first tier subsidiary, Sherwood Development Corporation, which is inactive. Four other inactive subsidiaries, North Beach Investments, Inc., Shady Forest Development Corporation, Ridge Development Corporation, and 501 Development Corporation, were dissolved on September 30, 2004. Coastal Mortgage Bankers is not active in any real estate operations.

     On February 20, 1998, Coastal Real Estate Investment Corporation ("CREIC") was incorporated in North Carolina. CREIC is a wholly-owned operating subsidiary of CFHC and is a real estate investment trust ("REIT"). CREIC engages in the investment in, and management of, real estate related assets, primarily mortgage loans. CFHC engages in the management of its investment in CREIC and the management of the related dividends received on that investment. On September 1, 1998, CREIC was capitalized with approximately $131.8 million of mortgage loans from Coastal Federal. On December 10, 1998, CREIC became a wholly-owned subsidiary of CFHC through an exchange of stock transaction. On January 10, 2002, January 10, 2003 and January 24, 2003, CREIC received capital contributions from CFHC of $35.0 million, $50.0 million and $50.0 million, respectively, to purchase loans.

     Coastal Federal Capital Trust I was formed as a statutory trust under the laws of the state of Delaware, for the purpose of issuing capital securities to institutional investors in a trust preferred issue. During 2004, the Company deconsolidated the Trust for financial reporting purposes as a result the Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities". Refer to Note 11 of the Notes to Consolidated Financial Statements for further information.

     Coastal Planners Holding Corporation has one subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., which was formed during the forth quarter of 2003 and offers objective, fee-based financial planning and tax preparation services.

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


Time Deposits with balances of $100,000 or More

     The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2004.




                                                  Amount Due
-----------------------------------------------------------------------------------------------------------
  Within                 Over 3                      Over 6                 Over 12              Total
 3 Months            through 6 months          through 12 months             Months
-----------------------------------------------------------------------------------------------------------
                                               (In thousands)

$29,502                  $27,616                  $26,050                  $10,670                  $93,838
=======                  =======                  =======                  =======                  =======

Deposit Flow

    The following table sets forth the balances of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.



                                                                                  At September 30,
                             -------------------------------------------------------------------------------------------------------
                                          2002                                2003                               2004
                             -------------------------------------------------------------------------------------------------------
                                         Percent     Increase                Percent    Increase                Percent    Increase
                               Amount    of Total   (Decrease)   Amount     of Total   (Decrease)    Amount    of Total   (Decrease)
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------
                                                                                              (Dollars in thousands)
Transaction accounts:
    NOW checking             $  67,381    10.58%    $  11,455   $  98,171     14.08%   $  30,790    $ 110,802    14.71%   $  12,631
    Noninterest-bearing
checking                        63,003     9.89        13,905      86,258     12.38       23,255      122,357    16.24       36,099
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------

Total transaction accounts     130,384    20.47        25,360     184,429     26.46       54,045      233,159    30.95       48,730
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------

Money market demand accounts   212,924    33.42        19,293     206,010     29.56       (6,914)     224,437    29.79       18,427
Savings accounts                39,092     6.13         5,775      46,236      6.63        7,144       55,205     7.33        8,969
Fixed-rate certificates
  (original maturity):
    3 months                     4,968     0.78         1,279       3,477      0.50       (1,491)       3,865      .51          388
    6 months                    90,177    14.15        43,051      82,349     11.81       (7,828)      33,052     4.39      (49,297)
    9 months                    17,613     2.76       (12,567)      6,702       .96      (10,911)      51,159     6.79       44,457
    12 months                   57,206     8.98        12,340      57,777      8.29          571       57,696     7.66          (81)
    18 months                   30,994     4.87          (644)     46,044      6.61       15,050       37,978     5.04       (8,066)
    24 months                   27,939     4.39         2,819      36,313      5.21        8,374       28,264     3.75       (8,049)
    30 months                    3,041     0.48           290       2,923      0.42         (118)       2,673      .35         (250)
    36 months                   11,580     1.82         9,286      11,649      1.67           69       11,559     1.53          (90)
    48 months                    7,936     1.25         1,350      10,108      1.45        2,172       11,662     1.55        1,554
    60 months                       19     0.00             1          20      0.00            1         --        --           (20)
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------

                               251,473    39.48        57,205     257,362     36.92        5,889      237,908    31.57      (19,454)
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------
Variable rate certificates:
  (original maturity)
    12 months                      163     0.02           163         130      0.02          (33)         161      .02           31
    18 months                    1,471     0.23          (675)      1,311      0.19         (160)       1,115      .15         (196)
    30 months                    1,574     0.25          (404)      1,534      0.22          (40)       1,394      .19         (140)
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------
Total variable                   3,208     0.50          (916)      2,975      0.43         (233)       2,670      .36         (305)
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------
Total certificates             254,681    39.98        56,289     260,337     37.35        5,656      240,578    31.93      (19,759)
                             ---------    -----     ---------   ---------     -----    ---------    ---------    -----    ---------

Total deposits               $ 637,081   100.00%    $ 106,717   $ 697,012    100.00%   $  59,931    $ 753,379   100.00%   $  56,367
                             =========   ======     =========   =========    ======    =========    =========   ======    =========

     Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans and certain of the Bank's mortgage-backed securities portfolio. At September 30, 2004, Coastal Federal had advances totaling $ 328.5 million from the FHLB of Atlanta due on various dates through 2018 with a weighted average interest rate of 3.64%. Certain of these advances are subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise. See Note 9 in the Notes to the Consolidated Financial Statements of the 2004 Annual Report to Shareholders for further information on the call provisions of various FHLB advances.

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

     In addition to the borrowing described above, the Bank may borrow funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2004, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $68.4 million, as well as federal funds lines available of $20.0 million.

     The Company had $15.5 million of junior subordinated debentures outstanding on September 30, 2004. For more information on these debentures, please see Note 11 of the Notes to the Consolidated Financial Statements in the 2004 Annual Report to Stockholders attached hereto and incorporated by reference.

The  following  tables  set  forth  certain  information   regarding  short-term
borrowings by the Bank at the end of and during the periods indicated:


                                                                   At September 30,
                                                     ---------------------------------------------
                                                        2002             2003               2004
                                                     ----------      -----------        ----------
                                                                    (Dollars in thousands)
Outstanding balance:
   Securities sold under agreements
     to repurchase:
     Customer                                        $  4,070          $  7,703          $ 12,931
     Broker                                            30,000           125,899            94,242
   Short-term FHLB advances (1)                       110,350            91,435           147,500

Weighted average rate(at month end)paid on:
   Securities sold under agreements
     to repurchase:
     Customer                                            1.37%             0.81%             1.42%
     Broker                                              1.84              1.64              1.74
     Short-term FHLB advances (1)                        4.52              3.81              4.15

Maximum amount of borrowings outstanding
   At any month end:
   Securities sold under agreements
     to repurchase:
     Customer                                        $  5,625          $  7,703          $ 12,931
     Broker                                            30,000           125,899           184,129
   Short-term FHLB advances (1)                       110,350           121,582           159,735

Approximate average short-term borrowings
   outstanding with respect to:
   Securities sold under agreements
     to repurchase:
     Customer                                        $  3,600          $  4,812          $  9,033
     Broker                                            15,007            92,476           134,809
   Short-term FHLB advances (1)                        59,243            86,191           103,360

Weighted average rate (year to date)paid on:
   Securities sold under agreements
     to repurchase:
     Customer                                            1.58%             1.02%             1.01%
     Broker                                              2.39              2.04              1.50
   Short-term FHLB advances (1)                          4.52              3.81              4.15

(1) Short-term FHLB advances include various advances which are subject to call by FHLB within one year.

Competition

     As of June 30, 2004, the most recent date for which published data is available, Coastal Federal held the largest share of deposits, a 16.4% share, in Horry County, S.C. according to the Federal Deposit Insurance Corporation. Coastal Federal also held the third highest market share of deposits in Brunswick County, N.C. with an 8.9% share. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are over 89 offices of other financial institutions in Horry County, and 29 offices in Brunswick County. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.


Personnel

     As of September 30, 2004, the Company had 354 full-time Associates and 19 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.


                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to OTS regulated institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of an OTS regulated institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud, restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

     Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company's securities by directors and executive officers.

     The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Among other requirements, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Savings Institution Regulation

     Business Activities. Federal law and regulations govern the activities of federal savings banks. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The Office of Thrift Supervision capital regulations require their regulated institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The OTS has authority to establish higher capital requirements where it determines that the circumstances of a particular institution require it. At September 30, 2004, the Bank met each of its capital requirements. See Note 14 of the Notes to Consolidated Financial Statements for further information.

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

     Loans to One Borrower. Federal law provides that OTS regulated institutions are generally subject to the limits on loans to one borrower applicable to national banks. Such an institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30,

2004, the Bank's limit on loans to one borrower was $16.0 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $10.5 million.

     QTL Test. The HOLA requires OTS regulated institutions to meet a qualified thrift lender test. Under the test, such an institution is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2004, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a regulated institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. OTS regulated institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2004 totaled $224,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-OTS regulated institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, OTS regulated institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no such institution may purchase the securities of any affiliate other than a subsidiary.

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

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over their regulated institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular regulated institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a regulated institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.


Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to $500, 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2004 of $16.9 million.

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

Federal Reserve System

     The Federal Reserve Board regulations require OTS regulated institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million;

a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

Privacy Requirements of the GLBA

     The Gramm-Leach-Bliley Act of 1999 provides for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act") significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Other Regulations

     Interest and other charges collected or contracted for by Coastal Federal are subject to state usury laws and federal laws concerning interest rates. Coastal Federal's loan operations are also subject to federal laws applicable to credit transactions, such as the:

o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The  deposit operations of Coastal Federal also are subject to the:

o    Right  to  Financial   Privacy  Act,  which  imposes  a  duty  to  maintain
     confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

o Check Clearing for the 21st Century Act (also known as "Check 21"), which, effective October 28, 2004, gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check.

                                    TAXATION

Federal Taxation

     General. The Company and the Bank report their income via a consolidated return on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Tax Bad Debt Reserves. For discussion related to the Bank's Tax Bad Debt Reserves, please refer to Note 12 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.
However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Generally, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses).

     Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     State Income Taxation. South Carolina has adopted the Code as it relates to OTS regulated institutions, effective for taxable years beginning after December 31, 1985. Coastal Federal is subject to South Carolina income tax at the rate of 6% and North Carolina income tax at a rate of 6.9%. This rate of tax is imposed on OTS regulated institutions in lieu of the general state business corporation income tax.

     For information regarding income taxes payable by Coastal Federal, see Note 12 of the Notes to Consolidated Financial Statements.

     Audits. There have not been any audits of the Company's federal or state income tax returns during the past five years.


Item 2. Properties
------------------

     The principal offices of the Company are located in a 25,000 square foot Main Office at 2619 Oak Street in Myrtle Beach, SC. This facility also houses Coastal Mortgage Bankers and Realty Co, Inc, Coastal Investor Services, a division of Coastal Federal Bank, and many corporate functions. Several of the Bank's operations groups, including loan and deposit servicing, human resources, marketing, and residential lending administration, are in separate buildings owned by the Bank in Myrtle Beach. The Bank also owns a facility in Conway, SC, which houses its Item Processing and Technology functions.

     At September 30, 2004, the Bank operated 13 branches in South Carolina and 5 branches in North Carolina. Of these, 4 are leased and 14 are owned.

     The net book value of the Company's investment in office, properties and equipment totaled $18.8 million at September 30, 2004. See Note 6 of the Notes to the Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Item 3. Legal Proceedings
-------------------------

     The Company is not a defendant in any lawsuits. The subsidiaries are defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial status.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         Not Applicable.

                                     PART II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
     and Issuer Purchases of Equity Securities
     -----------------------------------------

     The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004 ("Annual Report") is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

     The information contained in the section captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operations
     -------------

     The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     The information contained in the section captioned "Interest Rate Risk Disclosure" in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
     Financial Disclosure
     --------------------

     The registrant has not, within the 24 months before the date of the most recent financial statements, changed its accountants, nor have there been any disagreements on accounting and financial disclosure.

Item 9A.  Evaluation  of  Disclosure  Controls  and  Procedures  and  Changes in
--------------------------------------------------------------------------------
     Internal Controls
     -----------------

     The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
--------------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant's Proxy Statement for its 2005 Annaul Meeting of Shareholders under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to the indentification of the members of the Registrant's Audit Committe and the presence of an audit committee financial expert is set forth in the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders under the captions "Committees of the Board of Directors" and is hereby incorporated by reference.

     Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company and the Bank are elected annually by the respective Boards of

Directors and hold office until their successors have been elected and qualified or until they are removed from office.

Executive Officers of the Registrant
------------------------------------

Name, Age and Position                  Business Experience
----------------------                  -------------------

Michael C. Gerald, 55                   Mr.  Gerald  has  been  associated  with
President, Chief Executive              Coastal Federal since 1974 and serves as
Officer and a Director                  Director,  President and Chief Executive
                                        Officer of the Corporation and Bank. Mr.
                                        Gerald  also  serves  as  Director   and
                                        President of Coastal  Mortgage Bankers &
                                        Realty  Company,  Inc.,  as Director and
                                        President   of   Coastal   Real   Estate
                                        Investment   Corporation,   and   as   a
                                        Director of Coastal  Retirement,  Estate
                                        and  Tax  Planners,  Inc.  He  currently
                                        serves  on  the  Board  of  Visitors  of
                                        Coastal   Carolina   University's   Wall
                                        School of  Business,  as Chairman of the
                                        Board  of   Directors  of  the  Waccamaw
                                        Community  Foundation,  on the  Board of
                                        Directors   of  the  Coastal   Education
                                        Foundation, and on the Board of Trustees
                                        of   the   USC   Business    Partnership
                                        Foundation.

Jimmy R. Graham, 56,                    Mr.  Graham  serves  as  Executive  Vice
Executive Vice President and            President and Chief Information  Officer
Chief Information Officer               of Coastal Federal. Mr. Graham serves as
                                        Executive   Vice  President  of  Coastal
                                        Financial   Corporation.   He  has  been
                                        associated with the bank since 1977.

Jerry L. Rexroad, CPA, 44,              Mr.  Rexroad joined the Company in April
Executive Vice President and            1995 and is Executive Vice President and
Chief Financial Officer                 Chief   Financial   Officer  of  Coastal
                                        Federal    and     Coastal     Financial
                                        Corporation.  Mr. Rexroad also serves as
                                        the  Chief   Financial   Officer  and  a
                                        Director for Coastal  Mortgage Bankers &
                                        Realty Company,  Inc.,  Coastal Investor
                                        Services, Inc., Coastal Planners Holding
                                        Corporation,  Coastal  Retirement Estate
                                        and  Tax   Planners,   Coastal   Federal
                                        Mortgage, Coastal Real Estate Investment
                                        Corporation  and  President  of  Coastal
                                        Federal  Holdings  Corporation.  He is a
                                        Past  Chairman of the Board of Directors
                                        for Junior  Achievement  of Horry County
                                        as well as Past Chairman of the Board of
                                        Directors  for  Junior   Achievement  of
                                        Greenville. Mr. Rexroad is a Director of
                                        PowerHouse Ministries, Inc. and Chairman
                                        of the Board of Deacons at Grand  Strand
                                        Baptist Church. He is a certified public
                                        accountant, and is a member of the AICPA
                                        and   SCACPA.   Prior  to  joining   the
                                        Company, Mr. Rexroad was a partner with KPMG LLP where he was partner in charge of the Financial Institutions practice in South Carolina.

Phillip G. Stalvey, 48,                 Mr.  Stalvey is Executive Vice President
Executive Vice President                and Banking  Group  Leader for the Bank.
and Banking Group Leader                He  also  serves  as an  Executive  Vice
                                        President of the Corporation and is a director of Coastal Federal Mortgage and Coastal Investor Services, Inc. He has been associated with Coastal Federal for the past 23 years. In addition, Mr.
                                        Stalvey  is a  member  of  the  Florence
                                        Stake Presidency with his Church and a member of the Myrtle Beach Air Force
                                        Base Redevelopment Authority.

Steven J. Sherry, 53                    Mr.  Sherry  joined  the  Company in May
Executive Vice President and            1998 and is Executive Vice President and
Director of Marketing                   Director of Marketing  for the Bank.  He
                                        also serves as Executive  Vice President
                                        and Chief Marketing  Officer for Coastal
                                        Financial  Corporation.  Mr. Sherry is a
                                        member    of    the    Bank    Marketing
                                        Association.  He is  active  with  Horry
                                        County  United  Way  and  serves  on the
                                        Executive   Board  of  the  Franklin  G.
                                        Burroughs-Simeon  B.  Chapin Art Museum.
                                        Mr. Sherry holds numerous achievement awards for marketing and advertising.

Susan J. Cooke, 54                      Ms. Cooke is Senior Vice  President  and
Senior Vice President and               Corporate  Secretary for Coastal Federal
Corporate Secretary                     and for Coastal  Financial  Corporation,
                                        Corporate Secretary for Coastal Mortgage
                                        Bankers  &  Realty  Company,  Inc.,  and
                                        Coastal  Investor  Services,   Inc.  Ms.
                                        Cooke  has been  employed  with  Coastal
                                        Federal for  seventeen  years.  She is a
                                        member  of  the   American   Society  of
                                        Corporate    Secretaries,    Inc.,   the
                                        National    Association    for    Female
                                        Executives, and is a Board Member of the Community Kitchen of Myrtle Beach, Inc.

Robert D. Douglas, 45                   Mr.  Douglas  joined the  corporation in
Executive Vice President                June 1994 and serves as  Executive  Vice
Human Resources/Coastal                 President   of  the  Bank  and   Coastal
Federal University Group                Financial  Corporation.   He  previously
                                        served   as   Chairman   of  the   Human
                                        Resources   Committee   of   the   South
                                        Carolina Community Bankers  Association.
                                        He  has  served  on   various   advisory
                                        committees for the Horry County Drug and
                                        Alcohol  Commission,  the South Carolina
                                        Employment Security Commission,  Coastal
                                        Carolina and Horry Georgetown  Technical
                                        College,   and  the  Grand  Strand  Area
                                        Chamber of  Commerce.  He is a member of
                                        the  Coastal   Organization   for  Human
                                        Resources Management and serves as a member of Coastal Carolina University
                                        Career Services Advisory Board.

The Company has adopted a Code of Ethics, a copy of which is incorporated by reference to the September 30, 2003 Form 10-K filed on December 22, 2003. The Company intends to disclose any changes or waivers from the Code of Ethics in a report on Form 8-K.


Item 11. Executive Compensation
-------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

          (d)  Equity Compensation Plan Information as of September 30, 2004


----------------------------------------------------------------------------------------------------------------
                                                                                        Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                               Number of securities to                               equity compensation plans
                               be issued upon exercise     Weighted-average price      (excluding securities
                               of outstanding options,     of outstanding options,    reflected in column (a))
                                 warrants and rights         warrants and rights                (d)
       Plan Category                     (b)                         (c)
            (a)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders          1,903,588                     $7.77                     710,210
----------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                 N/A                         N/A                        N/A
holders
----------------------------------------------------------------------------------------------------------------
Total                                 1,903,588                     $7.77                     710,210
----------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Auditing and Related Fees" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

     1.   Report of Independent Registered Public Accounting Firm (1)

     2.   All Financial Statements (1)

          (a) Consolidated Statements of Financial Condition as of September 30, 2003 and 2004.

          (b)  Consolidated   Statements  of  Operations  for  the  Years  Ended
               September 30, 2002, 2003, 2004.

          (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 2002, 2003, 2004.

          (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2003, 2004.

          (e)  Notes to Consolidated Financial Statements.


     3. All Schedules have been omitted, as the required information is either inapplicable or included in the Notes to consolidated Financial Statements.

     4.   Exhibits

               3    (a)  Certificate  of  Incorporation  of  Coastal   Financial
                    Corporation (1)

               3 (b) Certificate of Amendment to Certificate of Incorporation of Coastal Financial Corporation (5)

               3    (c) Bylaws of Coastal Financial Corporation (1)

               10   (a) Employment Agreement with Michael C. Gerald (7)

               (b)  Employment Agreement with Jerry L. Rexroad (7)

               (c)  Employment Agreement with Phillip G. Stalvey (7)

               (d)  Employment Agreement with Steven J. Sherry (7)

               (e)  Employment Agreement with Jimmy R. Graham (7)

               (f)  1990 Stock Option Plan (2)

               (g)  Directors Performance Plan (3)

               (h)  2000 Stock Option Plan (4)

               (i)  Loan Agreement with Bankers Bank (6)

          13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004

          14   Code of Ethics (7)

          21   Subsidiaries of the Registrant

          23   Consent of Independent Registered Public Accounting Firm

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

(4) Incorporated by reference to the proxy statement for the 2000 Annual Meeting of Stockholders.

(5) Incorporated by reference to the March 31, 1998 Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(6) Incorporated by reference to the December 31, 1997 Form 10-Q filed with the Securities and Exchange Commission on February 13, 1998.


(7) Incorporated by reference to the September 30, 2003 Form 10-K filed with the Securities and Exchange Commission on December 22, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                COASTAL FINANCIAL CORPORATION

Date:  December 9, 2004                    By:  /s/Michael C. Gerald
                                                --------------------
                                                Michael C. Gerald
                                                President/Chief Executive
                                                Officer
                                                (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Michael C. Gerald                      By:  /s/Jerry L. Rexroad
      --------------------                           -------------------
      Michael C. Gerald                              Jerry L. Rexroad
      President/Chief Executive                      Executive Vice President
      Officer And a Director                         And Chief Financial Officer
      (Principal Executive                           (Principal Financial and
      Officer)                                       Accounting Officer)

Date: December 9, 2004                               December 9, 2004

By:   /s/James T. Clemmons                      By:  /s/Frank A. Thompson, II
      --------------------                           ------------------------
      James T. Clemmons                               Frank A. Thompson, II
      Chairman of the Board                           Director

Date: December 9, 2004                          Date: December 9, 2004

By:   /s/James C. Benton                        By:   /s/James P. Creel
      ------------------                              -----------------
      James C. Benton                                 James P. Creel
      Director                                        Director

Date: December 9, 2004                          Date: December 9, 2004

By:   /s/G. David Bishop                        By:   /s/James H. Dusenbury
      ------------------                              ---------------------
      G. David Bishop                                 James H. Dusenbury
      Director                                        Director

Date: December 9, 2004                          Date: December 9, 2004

By:   /s/E. Lawton Benton                       By:   /s/J. Robert Calliham
      -------------------                             ---------------------
      E. Lawton Benton                                J. Robert Calliham
      Director                                        Director

Date: December 9, 2004                          Date: December 9, 2004