Form 10-Q
period 2004-12-31
COASTAL FINANCIAL CORP /DE
filed 2005-02-09
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2004

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

                  YES |X|       NO |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

Common Stock $.01 Par Value Per Share               15,941,459 Shares
---------------------------------------------------------------------
               (Class)                                (Outstanding)*

*On December 15, 2004, the Company declared a 10% stock dividend. The stock dividend was January 20, 2005 to Shareholders of record on January 6, 2005.

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

PART I- Financial Information
Item
     1. Consolidated Financial Statements (unaudited):

        Consolidated Statements of Financial Condition
        as of September 30, 2004 and December 31, 2004                         3

        Consolidated Statements of Operations for the three
        months ended December 31, 2003 and 2004                                4

        Consolidated Statements of Stockholders' Equity
        and Comprehensive Income for the three months ended
        December 31, 2003 and 2004                                             5

        Consolidated Statements of Cash Flows for the three
        months ended December 31, 2003 and 2004                              6-7

        Notes to Consolidated Financial Statements                          8-13

     2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      13-23

     3. Quantitative and Qualitative Disclosures About                        23
        Market Risk

     4. Controls and Procedures                                               24

Part II - Other Information
Item
     1. Legal Proceedings                                                     24

     2. Unregistered Sales of Equity Securities and Use of Proceeds           24

     3. Defaults Upon Senior Securities                                       24

     4. Submission of Matters to a Vote of Securities Holders                 24

     5. Other Information                                                     24

     6. Exhibits                                                              25

Signatures                                                                    26

Exhibits

    31(a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)    27

      (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)    28

    32(a) Section 1350 Certification (Chief Executive Officer)                29

      (b) Section 1350 Certification (Chief Financial Officer)                30

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30,      December 31,
                                                      2004                 2004
                                                      ----                 ----
                                                             (Unaudited)
                                                            (In thousands,
                                                          except share data)
ASSETS:
Cash and amounts due from banks                     $    28,401       $    16,647
Short-term interest-bearing deposits                      1,251             2,085
Investment securities available for sale                 23,449            23,311
Mortgage-backed securities available for sale           374,283           438,112
Investment securities held to maturity                    7,840            10,000
Loans receivable (net of allowance for
   loan losses of $11,077 at September 30,
   2004 and $11,412 at December 31, 2004)               790,730           804,574
Loans receivable held for sale                            8,246            12,937
Real estate acquired through foreclosure                    785               674
Office property and equipment, net                       18,844            19,718
Federal Home Loan Bank stock, at cost                    16,900            20,328
Accrued interest receivable on loans                      2,877             3,137
Accrued interest receivable on securities                 2,473             2,378
Cash value of life insurance                             21,627            21,867
Other assets                                              7,779             7,832
                                                    -----------       -----------
                                                    $ 1,305,485       $ 1,383,600
                                                    ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                            $   753,379       $   746,966
Securities sold under agreements to repurchase          107,173           120,910
Advances from Federal Home Loan Bank                    328,507           397,207
Junior subordinated debt                                 15,464            15,464
Drafts outstanding                                        2,792             1,199
Advances by borrowers for property taxes
  and insurance                                           1,750               538
Accrued interest payable                                  1,502             1,628
Other liabilities                                         9,570            10,437
                                                    -----------       -----------
  Total liabilities                                   1,220,137         1,294,349
                                                    -----------       -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares
   authorized and unissued                                   --                --
Common stock, $.01 par value, 25,000,000
   shares authorized; 15,897,076 shares at
   September 30, 2004 and 15,941,459 shares
   at December 31, 2004 issued and outstanding              159               159
Additional paid-in capital                               10,640            10,769
Retained earnings                                        73,533            76,547
Treasury stock, at cost (108,557 shares at
   September 30, 2004 and 64,174 shares at
   December 31, 2004)                                    (1,182)             (753)
Accumulated other comprehensive income,
   net of tax                                             2,198             2,529
                                                    -----------       -----------
   Total stockholders' equity                            85,348            89,251
                                                    -----------       -----------
                                                    $ 1,305,485       $ 1,383,600
                                                    ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004

                                                                 2003                2004
                                                                 ----                ----
                                                                          (Unaudited)
                                                                        (In thousands,
                                                                      except share data)
Interest income:
   Loans receivable                                           $     11,077       $     12,740
   Investment securities                                               479              1,144
   Mortgage-backed securities                                        3,959              4,006
   Other                                                                20                 67
                                                              ------------       ------------
   Total interest income                                            15,535             17,957
                                                              ------------       ------------

Interest expense:
   Deposits                                                          2,594              2,507
   Securities sold under agreements to
     repurchase                                                        566                567
   Advances from Federal Home Loan Bank                              2,404              3,168
   Other borrowings                                                    161                200
                                                              ------------       ------------
   Total interest expense                                            5,725              6,442
                                                              ------------       ------------
   Net interest income                                               9,810             11,515
   Provision for loan losses                                           550                350
                                                              ------------       ------------
   Net interest income after provision
     for loan losses                                                 9,260             11,165
                                                              ------------       ------------

Other income:
   Fees and service charges on loan and deposit accounts               902              1,090
   Gain on sales of loans held for sale                                441                310
   Gain (loss) on sales of investment securities
     available for sale and mortgage-backed
     securities available for sale                                    (200)               158
   Loss from real estate owned                                         (39)               (39)
   Income from sales of non-depository products                        553                460
   Federal Home Loan Bank stock dividends                              109                137
   Other income                                                        560                651
                                                              ------------       ------------
                                                                     2,326              2,767
                                                              ------------       ------------
General and administrative expenses:
   Salaries and employee benefits                                    3,994              4,423
   Net occupancy, furniture and fixtures
     and data processing expense                                     1,530              1,756
   FDIC insurance premium                                               27                 27
   FHLB prepayment penalties                                             9                 --
   Marketing expense                                                   181                511
   Other expense                                                       873              1,063
                                                              ------------       ------------
                                                                     6,614              7,780
                                                              ------------       ------------
Income before income taxes                                           4,972              6,152
Income taxes                                                         1,653              2,107
                                                              ------------       ------------

Net income                                                    $      3,319       $      4,045
                                                              ============       ============

Net income per common share
     Basic                                                    $        .19       $        .23
                                                              ============       ============
     Diluted                                                  $        .18       $        .22
                                                              ============       ============

Weighted average common shares outstanding
     Basic                                                      17,218,000         17,510,000
                                                              ============       ============
     Diluted                                                    18,315,000         18,513,000
                                                              ============       ============

Dividends per share                                           $        .04       $       .045
                                                              ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004

                                                                                                     Accumulated
                                                                                                        Other
                                                                                                        Compre-
                                                        Additional                                      hensive         Total
                                            Common       Paid-In      Retained         Treasury         Income       Stockholders'
                                            Stock        Capital      Earnings           Stock          (Loss)          Equity
                                           --------     ---------     --------         --------        --------        --------
                                                                            (Unaudited)
                                                                           (In thousands)
Balance at September
  30, 2003                                $    156       $ 10,208      $ 63,030        $ (3,375)       $  3,688        $ 73,707
Net income                                      --             --         3,319              --              --           3,319
Other comprehensive
 income:
 Unrealized gains arising
 during period, net of
 taxes of $704                                  --             --            --              --            (561)             --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $81                            --             --            --              --             124              --
                                                                                                       --------
Other comprehensive income                      --             --            --              --            (437)           (437)
                                                                                                       --------        --------
Comprehensive income                            --             --            --              --              --           2,882
                                                                                                                       --------
Exercise of stock
  options                                        1            144          (193)            461              --             413
Cash dividends                                  --             --          (713)             --              --            (713)
                                          --------       --------      --------        --------        --------        --------
Balance at December
  31, 2003                                $    157       $ 10,352      $ 65,443        $ (2,914)       $  3,251        $ 76,289
                                          ========       ========      ========        ========        ========        ========

Balance at September
  30, 2004                                $    159       $ 10,640      $ 73,533        $ (1,182)       $  2,198        $ 85,348
Net income                                      --             --         4,045              --              --           4,045
Other comprehensive
 income:
 Unrealized gains arising
 during period, net of
 taxes of $266                                  --             --            --              --             429              --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $60                            --             --            --              --             (98)             --
                                                                                                       --------
Other comprehensive income                      --             --            --              --             331             331
                                                                                                       --------        --------
Comprehensive income                            --             --            --              --              --           4,376
                                                                                                                       --------
Exercise of stock
  options                                       --            129          (242)            429              --             316
Cash dividends                                  --             --          (789)             --              --            (789)
                                          --------       --------      --------        --------        --------        --------
Balance at December
  31, 2004                                $    159       $ 10,769      $ 76,547        $   (753)       $  2,529        $ 89,251
                                          ========       ========      ========        ========        ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004

                                                               2003           2004
                                                               ----           ----
                                                                   (Unaudited)
                                                                 (In thousands)
Cash flows from operating activities:
  Net income                                                $   3,319      $   4,045
  Adjustments to reconcile net income to net
        cash provided by operating activities:
  Depreciation                                                    552            598
  Provision for loan losses                                       550            350
  (Gain) loss on sale of investment securities
        available for sale and mortgage-backed
        securities available for sale                             200           (158)
  Origination of loans receivable held for sale               (13,544)       (19,653)
  Proceeds from sales of loans receivable held for sale         3,640          4,084
  Loss on early extinguishment of debt                              9             --
  Increase in:
        Cash value of life insurance                             (239)          (240)
        Other assets                                           (1,831)           (53)
        Accrued interest receivable                              (291)          (165)
  Increase (decrease) in:
        Accrued interest payable                                   (8)           126
        Other liabilities                                       1,328            660
                                                            ---------      ---------

        Net cash used in operating activities                  (6,315)       (10,406)
                                                            ---------      ---------

Cash flows from investing activities:
  Proceeds from sales of investment of investment
        securities available for sale                              --            739
  Proceeds from maturities of investment
        securities available for sale                              --          1,950
  Proceeds from issuer call of investment
        securities held to maturity                                --          7,840
  Purchases of investment securities available                   (314)        (2,150)
        for sale
  Purchases of investment securities held to maturity              --        (10,000)
  Proceeds from sales of mortgage-backed securities
        available for sale                                     94,017         29,662
  Purchases of mortgage-backed securities
        available for sale                                   (124,608)      (103,328)
  Principal collected on mortgage-backed
        securities available for sale                          32,293         21,010
  Origination of loans receivable, net                       (105,891)      (139,522)
  Proceeds from sale of loan participations                        --          5,842
  Principal collected on loans receivable                      81,365        119,073
  Purchase of bank-owned life insurance                        (4,500)            --
  Proceeds from sales of real estate
        acquired through foreclosure                              374            524
  Purchases of office properties and equipment                   (714)        (1,472)
  Purchases of FHLB stock, net                                 (2,005)        (3,428)
                                                            ---------      ---------

         Net cash used in investing activities                (29,983)       (73,260)
                                                            ---------      ---------

                                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004 (CONTINUED)

                                                                  2003            2004
                                                                  ----            ----
                                                                        (Unaudited)
                                                                      (In thousands)
Cash flows from financing activities:
  Decrease in deposits, net                                     $ (14,770)     $  (6,413)
  Increase (decrease) in securities sold under
     agreement to repurchase, net                                 (19,171)        13,737
  Proceeds from FHLB advances                                     213,300        195,500
  Repayment of FHLB advances                                     (137,500)      (126,800)
  Prepayment penalties on early extinguishment of debt                 (9)            --
  Decrease in advance payments by borrowers
     for property taxes and insurance, net                         (1,005)        (1,212)
  Decrease in drafts outstanding, net                                (359)        (1,593)
  Cash dividends to stockholders                                     (713)          (789)
  Exercise of stock options                                           413            316
                                                                ---------      ---------

       Net cash provided by financing activities                   40,186         72,746
                                                                ---------      ---------

       Net increase (decrease) in cash and cash equivalents         3,888        (10,920)
                                                                ---------      ---------
Cash and cash equivalents at beginning
     of the period                                                 21,575         29,652
                                                                ---------      ---------
Cash and cash equivalents at end
     of the period                                              $  25,463      $  18,732
                                                                =========      =========

Supplemental information:
     Interest paid                                              $   5,733      $   6,316
                                                                =========      =========

     Income taxes paid                                          $      30      $      --
                                                                =========      =========

Supplemental schedule of non-cash investing and financing transactions:

  Securitization of mortgage loans into
     mortgage-backed securities                                 $  14,054      $  10,878
                                                                =========      =========

  Transfer of mortgage loans to real
     estate acquired through foreclosure                        $      82      $     413
                                                                =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' the ("Company") audited consolidated financial statements and related notes for the year ended September 30, 2004, included in the Company's 2004 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality. The unrealized losses are comprised of four securities at September 30, 2004 and December 31, 2004 that have had continuous losses of less than 12 months. There were ten securities at September 30, 2004 and six securities at December 31, 2004, with continuous losses 12 months or longer. None of the individual investment securities had an unrealized loss that exceeded 5% of its amortized cost in either period.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

                                                                    September 30, 2004
                             -----------------------------------------------------------------------------------------------
                                  Less than 12 Months               12 Months or Longer                     Total
                             ---------------------------       ---------------------------       ---------------------------
                                 Fair         Unrealized          Fair          Unrealized          Fair          Unrealized
                                Value           Losses            Value           Losses            Value           Losses
                                -----           ------            -----           ------            -----           ------
Collateralized Mortgage      $   29,362             (221)           2,113              (98)          31,475             (319)
  Obligations
FNMA                             21,027             (116)          22,117             (545)          43,144             (661)
GNMA                              6,456               (5)              --               --            6,456               (5)
FHLMC                            46,457             (226)          20,829             (567)          67,286             (793)
                             ----------       ----------       ----------       ----------       ----------       ----------
                             $  103,302             (568)          45,059           (1,210)         148,361           (1,778)
                             ==========       ==========       ==========       ==========       ==========       ==========

                                                                    December 31, 2004
                             -----------------------------------------------------------------------------------------------
                                  Less than 12 Months               12 Months or Longer                     Total
                             ---------------------------       ---------------------------       ---------------------------
                                 Fair         Unrealized          Fair          Unrealized          Fair          Unrealized
                                Value           Losses            Value           Losses            Value           Losses
                                -----           ------            -----           ------            -----           ------
Collateralized Mortgage      $   40,014             (216)           4,274              (30)          44,288             (246)
  Obligations
FNMA                             27,908             (454)          13,579             (192)          41,487             (646)
GNMA                                976               (1)              --               --              976               (1)
FHLMC                            39,364             (192)          23,792             (504)          63,156             (696)
                             ----------       ----------       ----------       ----------       ----------       ----------
                             $  108,262             (863)          41,645             (726)         149,907           (1,589)
                             ==========       ==========       ==========       ==========       ==========       ==========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality. The unrealized losses are comprised of 25 securities at September 30, 2004 and December 31, 2004 that have had continuous losses of less than 12 months. There were 8 securities at September 30, 2004 and 10 securities at December 31, 2004, with continuous losses 12 months or longer. None of the individual investment securities had an unrealized loss that exceeded 5% of its amortized cost in either period.

(4) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                 September 30,    December 31,
                                                     2004             2004
                                                 -------------    ------------
                                                          (Unaudited)
                                                         (In thousands)
First mortgage loans:
   Single family to four family units             $ 329,287        $ 334,670
   Land and land development                         99,697           89,449
   Residential lots                                  29,839           30,896
   Other, primarily commercial real estate          182,924          195,487
   Residential construction loans                    82,789           88,754
   Commercial construction loans                     10,503            8,753

Consumer and commercial loans:
   Installment consumer loans                        18,024           19,562
   Mobile home loans                                  4,618            4,641
   Savings account loans                              2,058            2,196
   Equity lines of credit                            30,906           32,305
   Commercial and other loans                        32,101           32,987
                                                  ---------        ---------
                                                    822,746          839,700
Less:
   Allowance for loan losses                         11,077           11,412
   Deferred loan costs, net                            (674)            (586)
   Undisbursed portion of loans in process           21,613           24,300
                                                  ---------        ---------

                                                  $ 790,730        $ 804,574
                                                  =========        =========

The changes in the allowance for loan losses consist of the following for the three months ended:

                                                Three Months Ended December 31,
                                                -------------------------------
                                                    2003              2004
                                                    ----              ----
                                                          (Unaudited)
                                                    (Dollars in thousands)

Allowance at beginning of period                  $   9,832        $  11,077
Provision for loan losses                               550              350
                                                  ---------        ---------
Recoveries:
 Residential loans                                       --               --
 Commercial loans                                        67               14
 Consumer loans                                          17               33
                                                  ---------        ---------
   Total recoveries                                      84               47
                                                  ---------        ---------

Charge-offs:
 Residential loans                                       --               --
 Commercial loans                                        40                5
 Consumer loans                                         109               57
                                                  ---------        ---------
   Total charge-offs                                    149               62
                                                  ---------        ---------
   Net charge-offs                                       65               15
                                                  ---------        ---------
 Allowance at end of period                       $  10,317        $  11,412
                                                  =========        =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(4) LOANS RECEIVABLE, NET - CONTINUED

Ratio of allowance to total net loans
 outstanding at the end of the period                           1.43%      1.40%
                                                                ====       ====

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)          .04%       .01%
                                                                ====       ====

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $7.0 million and $5.6 million at December 31, 2003 and 2004, respectively. For the three months ended December 31, 2004 and 2003, interest income, which would have been recorded, would have been approximately $126,000 and $70,000, respectively, had non-accruing loans been current in accordance with their original terms.

At December 31, 2004, impaired loans totaled $4.0 million. There were $4.2 million in impaired loans at December 31, 2003. Included in the allowance for loan losses at December 31, 2004 was $409,000 related to impaired loans compared to $362,000 at December 31, 2003. The average recorded investment in impaired loans for the three months ended December 31, 2004 was $3.6 million compared to $4.6 million for the three months ended December 31, 2003. Interest income of $35,000 was recognized on impaired loans for the quarter ended December 31, 2004. Interest income of $108,000 was recognized on impaired loans for the quarter ended December 31, 2003.

(5) DEPOSITS

Deposits consist of the following:

                                    September 30, 2004        December 31, 2004
                                   -------------------       -------------------
                                              Weighted                  Weighted
                                               Average                   Average
                                   Amount       Rate         Amount       Rate
                                   ------       ----         ------       ----
                                                    (Unaudited)
                                               (Dollars in thousands)

Transaction accounts              $457,596       0.79%      $446,636      0.82%
Statement savings accounts          55,205       0.80         65,255      0.82%
Certificate accounts               240,578       2.49        235,075      2.57%
                                  --------                  --------
                                  $753,379       1.33%      $746,966      1.37%
                                  ========                  ========

(6) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 2004        December 31, 2004
                                   -------------------       -------------------
                                              Weighted                  Weighted
                                               Average                   Average
                                   Amount       Rate         Amount       Rate
                                   ------       ----         ------       ----
Maturing within:                                     (Unaudited)
                                               (Dollars in thousands)

1 year                            $ 64,500       2.78%      $133,200      2.72%
2 years                              4,177       2.79          4,377      2.79
3 years                             11,560       2.23         11,860      2.27
4 years                              3,977       3.18          3,477      3.15
5 years                             31,803       2.36         32,303      2.39
After 5 years                      212,490       4.20        211,990      4.20
                                  --------                  --------
                                  $328,507       3.64%      $397,207      3.47%
                                  ========                  ========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(6) ADVANCES FROM FEDERAL HOME LOAN BANK- CONTINUED

At September 30, 2004, and December 31, 2004, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $357.3 million and $432.5 million, respectively, as collateral for FHLB advances. At December 31, 2004, included in the one, two, three, five and after five years maturities were $219.0 million, with a weighted average rate of 3.92%, of advances subject to call provisions. Callable advances at December 31, 2004 are summarized as follows: $93.0 million callable in fiscal 2005, with a weighted average rate of 5.33%; $29.0 million callable in fiscal 2006, with a weighted average rate of 2.37%; $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%; $37.0 million callable in fiscal 2008, with a weighted average rate of 2.98%; and $25.0 million callable in fiscal 2009, with a weighted average rate of 3.13%. Call provisions are more likely to be exercised by the FHLB when interest rates rise.

(7) EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2003 and 2004 are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three months ended December 31, 2003 and 2004 are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                   For the Quarter Ended December 31,
                                                               (Unaudited)

                                         2003                  2003      2004                  2004
                                         --------------------------      --------------------------
                                         BASIC              DILUTED      BASIC              DILUTED
                                         --------------------------      --------------------------
Weighted average shares outstanding      17,218,000      17,218,000      17,510,000      17,510,000

Effect of dilutive securities-
Stock options                                    --       1,097,000              --       1,003,000
                                         --------------------------      --------------------------
                                         17,218,000      18,315,000      17,510,000      18,513,000
                                         ==========================      ==========================

(8) STOCK BASED COMPENSATION

At December 31, 2004, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 17 of the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended September 30, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8) STOCK BASED COMPENSATION - CONTINUED

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB
Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee and non-employee compensation.

                                                          Three Months Ended December 31,
                                                          -------------------------------
                                                             2003              2004
                                                             ----              ----

                                                                   (Unaudited)
                                                              (Dollars in thousands)
Net income, as reported                                     $    3,319      $    4,045
Deduct: Total stock-based employee and director
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                               (131)           (176)
                                                            ----------      ----------
Pro forma net income                                        $    3,188      $    3,869
                                                            ==========      ==========

Basic earnings per share:
     As reported                                            $      .19      $      .23
                                                            ==========      ==========
     Pro forma                                              $      .19      $      .22
                                                            ==========      ==========

Diluted earnings per share:
     As reported                                            $      .18      $      .22
                                                            ==========      ==========
     Pro forma                                              $      .17      $      .21
                                                            ==========      ==========

(9) COMMON STOCK DIVIDEND

On February 18, 2004, July 30, 2004 and December 15, 2004, the Company declared 10% stock dividends, aggregating approximately 1,308,000, 1,442,000 and 1,594,000 shares, respectively. The most recent common stock dividend was payable January 20, 2005 to shareholders of record as of January 6, 2005. All share and per share data have been retroactively restated for the stock dividends.

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2004, the Company has recorded no liability for the current  carrying  amount of the  obligation to perform as a guarantor,  as such
amounts  are  not  considered   material.   The  maximum   potential  amount  of
undiscounted future payments related to standby letters of credit at December 31, 2004 was $7.3 million.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $4.5 million at December 31, 2004. The fair value of the loan commitments was an asset of approximately $39,000 at December 31, 2004. As of December 31, 2004, the Company had sold $7.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $8,000.

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

FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Forward-looking statements speak only as of the date they are made. Such risks and uncertainties include, among other things:

      o     Competitive   pressures   among   depository  and  other   financial
            institutions in our market areas may increase significantly.

      o Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses and/or limit growth.

      o Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and related expenses.

      o Our inability to manage growth effectively, including the successful expansion of our Customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

      o Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

      o The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

      o Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.

      o Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FORWARD LOOKING STATEMENTS - CONTINUED
--------------------------------------

      o Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our Customers' businesses.

      o Company initiatives now in place or introduced in the future, not producing results consistent with historic growth rates or results which justify their costs.

      In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
--------

Coastal Financial Corporation is a unitary thrift holding company incorporated in Delaware with one wholly-owned banking subsidiary, Coastal Federal Bank (the "Bank" or "Coastal Federal"). The Company also owns Coastal Planners Holding Corporation, whose subsidiary Coastal Retirement, Estate and Tax Planners, Inc., offers fee-based financial planning and tax preparation services. The Company's primary business activities are conducted by the Bank. The Company and Bank's principal executive offices are located in Myrtle Beach, South Carolina.

Coastal Federal Bank is a full service financial services company with 19 branches located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has twelve offices in Horry County, South Carolina; one office in Georgetown County, South Carolina; three offices in Brunswick County, North Carolina; and three offices in New Hanover County, North Carolina.

The Bank's primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the Metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal's primary market is Horry County, South Carolina where the Bank has the number one market share of deposits as of June 30, 2004 with 16.4% of deposits as reported by the FDIC Summary of Deposits Report. The Bank also has the third highest market share of deposits as of June 30, 2004 in Brunswick County, North Carolina with 8.9% of deposits as reported by the FDIC Summary of Deposits Report.

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

Coastal Federal's principal business consists of attracting core deposits from Customers in its primary market locations and using these funds to meet the lending needs of its Customers as well as providing numerous financial products and services for its Customers.

Through its branch locations, the Bank provides a wide range of banking products, including interest-bearing and non-interest bearing checking accounts; business sweep accounts; business cash management services; statement savings accounts; money market accounts; certificate of deposit accounts; individual retirement accounts; merchant services; commercial, business, personal, real estate, residential mortgage and home equity loans; safe deposit boxes; and electronic banking services. The Bank has six ATMs at off-site locations and an ATM at each branch. The Bank also makes available a wide range of financial products through its relationship with Raymond James Financial Services, including stocks, bonds, mutual funds, annuities, insurance, and retirement products.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OVERVIEW - CONTINUED
--------------------

In the fourth fiscal quarter of 2004, the Bank began two new initiatives. The first was The Experience of FANtastic! Customer Service. This initiative focuses on Customer service and convenience. The Bank intends to redesign its infrastructure and purchase software and products to improve Customer service and convenience and Associate productivity. In addition, in the first fiscal quarter of 2005, in order to improve Customer service and convenience the Bank introduced an expanded hours Call Center that employs 20 to 25 Associates. In the second fiscal quarter of 2005, the Bank plans to introduce extended operating hours. The Bank experienced increased salary and benefit expenses in the first fiscal quarter of 2005 and anticipates these expenses continuing thereafter associated with the hiring, training and placement of these new Associates.

The second initiative was Totally Free Checking With a Gift that was introduced in September 2004. The Bank has incurred, and will continue to incur, significant marketing costs associated with this campaign. In the first fiscal quarter of 2005, marketing expenses were $511,000 compared to $181,000 in the comparable 2004 period. The Bank expects to realize significant benefits from this strategy consisting of increased Bank lobby traffic, increased number of personal checking accounts and higher fee income as a result of those checking accounts. In the first fiscal quarter of 2005, approximately 3,900 new checking accounts had been opened. This rate of growth could necessitate the hiring of additional Associates to open and service these accounts.

The Associates being hired for these two initiatives are expected to have total compensation averaging between $28,000 and $35,000 per Associate.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In order to understand our financial condition and results of operations, it is important to understand our more critical accounting policies and the extent to which we use judgment and estimates in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial statements. The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Allowance for Loan Losses" and see "Income Taxes" for additional discussion concerning income taxes in the Company's 2004 Annual Report to Stockholders.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or to satisfy customer needs. Corporate purpose transactions are used to help manage customers' requests for funding. The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At December 31, 2004 and September 30, 2004, the Company had no interests in non-consolidated special purpose entities.

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

OFF-BALANCE SHEET ARRANGEMENTS - CONTINUED
------------------------------------------

For business customers, commercial loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For personal customers, loan commitments are generally lines of credit which are unsecured or are secured by residential property. At December 31, 2004, unfunded business and personal lines of credit commitments totaled $57.0 million. Unused business and personal credit card lines, which totaled $14.1 million at December 31, 2004, are generally for short-term borrowings. The Company also had commitments to originate $17.4 million in residential mortgage loans at December 31, 2004.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2004, the Company has recorded no liability for the current  carrying  amount of the  obligation to perform as a guarantor,  as such
amounts  are  not  considered   material.   The  maximum   potential  amount  of
undiscounted future payments related to standby letters of credit at December 31, 2004 was $7.3 million.

Derivatives and Hedging Activities. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. When such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $4.5 million at December 31, 2004. The fair value of the loan commitments was an asset of approximately $39,000 at December 31, 2004. As of December 31, 2004, the Company had sold $7.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $8,000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2004 TO DECEMBER
-----------------------------------------------------------------------------
31, 2004
--------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets. The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, Customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $119.4 million for the three months ended December 31, 2003, compared to $159.2 million for the three months ended December 31, 2004. Loan principal repayments amounted to $81.4 million in the first quarter of 2003 compared to $124.9 million for the three months ended December 31, 2004. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first quarter of fiscal 2004, the Company sold loans or securitized and sold loans totaling $17.7 million that compares to $15.0 million in the first three months ended December 31, 2004. Generally, these loans have consisted only of mortgage loans, which have been originated within the prior twelve months.

During the three-month period ended December 31, 2004, the Company securitized $10.9 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $315,000, which included

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
------------------------------------------

$212,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of mortgage-backed securities available for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold other than servicing rights.

For the three-month period ended December 31, 2003, the Company purchased $124.9 million in investment and mortgage-backed securities. For the three-month period ended December 31, 2004, the Company purchased $115.5 million in investment and mortgage-backed securities. These purchases during the three-month period ended December 31, 2004 were primarily funded by borrowings, repayments of $21.0 million within the securities portfolio and sales of mortgage-backed securities of $29.7 million.

During the three-month periods ended December 31, 2004 and 2003, the Company sold loan participations totaling $5.8 million and $0, respectively.

The Company places significant emphasis on growth in checking accounts. Checking accounts have increased from approximately $149 million at December 31, 2003 to $214 million at December 31, 2004, an increase of $65 million or 43.6%. When compared to fiscal year-end balances, checking slightly increased. Core deposits (defined as transaction and statement savings accounts) have increased from $422.1 million at December 31, 2003 to $511.9 million at December 31, 2004, an increase of 21.3%. When compared to fiscal year-end balances, the Company experienced a slight decrease in core deposits of .2%.

Total deposits decreased $6.4 million between September 30, 2004 and December 31, 2004. The Company generally experiences a decline in deposits in its first and second quarters of each fiscal year since it is very dependent upon the tourism industry, which is much slower in the winter months.

At December 31, 2004, the Company had $207.2 million of certificates of deposits that were due to mature within one year. Based on past experience, the Company believes that the majority of these certificates of deposits will renew with the Company. At December 31, 2004, the Company had commitments to originate $17.4 million in residential mortgage loans, $57.0 million in undisbursed business and retail lines of credit and $14.1 million in unused business and personal credit card lines, which the Company expects to fund from normal operations. At December 31, 2004, the Company had $52.7 million available in FHLB advances.


Additionally, at December 31, 2004, the Company had outstanding available lines for federal funds of $20.0 million.

As a result of $4.0 million in net income, less the cash dividends paid to stockholders of approximately $789,000, proceeds of approximately $316,000 from the exercise of stock options, and the net increase in unrealized gain on securities available for sale, net of income tax of $331,000, stockholders' equity increased from $85.3 million at September 30, 2004 to $89.3 million at December 31, 2004.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $100.9 million at December 31, 2004, exceeding the core capital requirement by $59.4 million. At December 31, 2004, the Bank's risk-based capital of approximately $110.3 million exceeded its current risk-based capital requirement by $46.4 million. (For further information see Regulatory Capital Matters).

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
------------------------------------------


The table below summarizes future contractual obligations as of December 31, 2004:

                                                      Payments Due by Period
                            --------------------------------------------------------------------------
                                             Less than          1-3             4-5           After 5
                               Total          1 Year           Years           Years           Years
                            ----------      ----------      ----------      ----------      ----------
Time deposits               $  235,075      $  207,212      $   27,049      $      119      $      695
Short-term borrowings          254,110         254,110              --              --              --
Long-term debt                 279,471              --          16,237          35,780         227,454
Operating leases                   559             120             183              25             231
                            ----------      ----------      ----------      ----------      ----------
Total contractual cash
     obligations            $  769,215      $  461,442      $   43,469      $   35,924      $  228,380
                            ==========      ==========      ==========      ==========      ==========

Purchase commitments. The Company has entered into various contracts to purchase equipment and software products to improve productivity, Customer service and convenience. At December 31, 2004, the total original purchase commitments, excluding recurring annual maintenance fees, totaled $1.9 million, of which $800,000 had been spent. The Company expects to complete the purchases in the second quarter of fiscal 2005. The annual maintenance fees are expected to be approximately $160,000.

EARNINGS SUMMARY
----------------

Net income increased from $3.3 million, or $.18 per diluted share, for the three months ended December 31, 2003 to $4.0 million, or $.22 per diluted share for the three months ended December 31, 2004. This 21.9% increase in net income resulted from increased net interest income of $1.7 million, or 17.4%, decreased provision for loan losses of $200,000, increased other income of $441,000, offset by increased general and administrative expenses of $1.5 million.

The net interest margin increased from 3.51% for the three months ended December 31, 2003 to 3.66% for the three months ended December 31, 2004. As a result of growth in loans receivable and investments, net interest income increased 17.4%. The increase in net interest income is primarily attributable to an increase in average earning assets of $140.4 million, or 12.6%. Average loans receivable increased $115.8 million for the three months ended December 31, 2004 compared to December 31, 2003. In addition, average balances of investment securities increased approximately $23.0 million. The investment securities were primarily funded with FHLB advances. The Company's advances with a maturity greater than five years increased from $189.8 million at December 31, 2003 to $212.0 million at December 31, 2004.

Provision for loan losses decreased by $200,000 primarily due to criticized loans and loans delinquent ninety days or more at December 31, 2004, as compared to December 31, 2003. The allowance for loan losses as a percentage of net loans was 1.40% at December 31, 2004 compared to 1.43% at December 31, 2003.

Other income increased from $2.3 million for the quarter ended December 31, 2003 to $2.8 million for the quarter ended December 31, 2004. This was a result of an increase in fees and service charges on loan and deposit accounts of $188,000, offset by a decrease in gains on sales of loans held for sale of $131,000. The Company also had gains on sales of securities available for sale of $158,000 for the quarter ended December 31, 2004, compared to losses of $200,000 for the quarter ended December 31, 2003.

General and administrative expenses increased from $6.6 million for the three months ended December 31, 2003 to $7.8 million for the three months ended
December 31, 2004. Compensation increased from $4.0 million for the first quarter of fiscal 2004 to $4.4 million in the first quarter of fiscal 2005, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, and Associates in new branches. Marketing expenses were $181,000 for the three months ended December 31, 2003, compared to $511,000 for the three months ended December 31, 2004. This is primarily attributed to the Bank's "Totally Free Checking With a Gift" initiative. Other expense was $873,000 for the three months ended December 31, 2003, compared to $1.1 million for the three months ended December 31, 2004.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2003 AND 2004
--------------------------

INTEREST INCOME
---------------

Interest income for the three months ended December 31, 2004, increased to $18.0 million as compared to $15.5 million for the three months ended December 31, 2003. The earning asset yield for the three months ended December 31, 2004, was 5.73% compared to a yield of 5.58% for the three months ended December 31, 2003. The average yield on loans receivable for the three months ended December 31, 2004, was 6.15% compared to 6.21% for three months ended December 31, 2003. Due to a decline in amortization of premiums on investment securities due to slower prepayments in fiscal 2005, the yield on investments increased to 4.91% for the three months ended December 31, 2004, from 4.45% for the three months ended December 31, 2003. Total average interest-earning assets were $1.3 billion for the quarter ended December 31, 2004 as compared to $1.1 billion for the quarter ended December 31, 2003. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $115.8 million resulting from increased lending and an increase in investment securities of approximately $24.6 million, primarily funded by borrowings.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $6.4 million for the three months ended December 31, 2004, as compared to $5.7 million for the three months ended December 31, 2003. The average cost of deposits for the three months ended December 31, 2004, was 1.31% compared to 1.48% for the three months ended December 31, 2003. The cost of interest-bearing liabilities was 2.07% for the three months ended December 31, 2004 and 2003. The cost of FHLB advances, repurchase/reverse repurchase agreements and other borrowings was 3.67% 1.87% and 5.33%, respectively, for the three months ended December 31, 2004. For the three months ended December 31, 2003, the cost of FHLB advances, repurchase/reverse repurchase agreements and other borrowings was 4.00%, 1.51% and 4.27%, respectively. Total average interest-bearing liabilities increased from $1.1 billion at December 31, 2003 to $1.2 billion at December 31, 2004. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $63.4 million as a result of the Company's focus on checking growth, increased average FHLB advances of $105.1 million used to fund loan and investment securities growth and increased average Customer repurchase agreements of $19.6 million. This increase was partially offset by a decrease in average reverse repurchase agreements of $48.3 million.

NET INTEREST INCOME
-------------------

Net interest income was $11.5 million for the three months ended December 31, 2004, as compared to $9.8 million for the three months ended December 31, 2003. The net interest margin was 3.66% for the three months ended December 31, 2004, compared to 3.51% for the three months ended December 31, 2003.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2003 AND 2004 - CONTINUED
--------------------------------------

NET INTEREST INCOME - CONTINUED
-------------------------------

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                     2004                                        2003
                                                     ----                                        ----
                                    Average         Income/      Yield/         Average         Income/       Yield/
                                  Balance (1)       Expense       Rate        Balance (1)       Expense        Rate
                                  ----------      ----------     ------       ----------      ----------      -------
Assets
Earning assets
  Loans (2)                       $  828,793      $   12,740       6.15%      $  713,003      $   11,077       6.21%
  Investment
    Securities, MBS
    Securities and
    Other (3)                        425,130           5,217       4.91%         400,540           4,458       4.45%
                                  ----------      ----------                  ----------      ----------
Total earning assets              $1,253,923      $   17,957       5.73%      $1,113,543      $   15,535       5.58%
                                  ==========      ----------                  ==========      ----------

Liabilities
  Interest-bearing
    deposits                         764,536           2,507       1.31%         701,135           2,594       1.48%
  Borrowings                         481,957           3,935       3.27%         405,656           3,131       3.09%

Total interest-bearing            ----------      ----------                  ----------      ----------
  liabilities                     $1,246,493           6,442       2.07%      $1,106,791           5,725       2.07%
                                  ==========      ----------                  ==========      ----------
Net interest income                               $   11,515                                  $    9,810
                                                  ==========                                  ==========
Net interest margin                                                3.66%                                       3.51%
Net yield on earning assets                                        3.67%                                       3.52%

(1)   The average balances are derived from monthly balances.

(2)   Nonaccrual loans are included in average balances for yield computations.

(3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses decreased from $550,000 for the three months ended December 31, 2003, to $350,000 for the three months ended December 31, 2004 primarily due to criticized loans and loans delinquent ninety days or more at December 31, 2004 as compared to December 31, 2003. The allowance for loan losses as a percentage of loans was 1.40% at December 31, 2004 as compared to 1.43% at December 31, 2003. Loans delinquent 90 days or more were $5.6 million or .69% of total loans at December 31, 2004, compared to $7.0 million or ..97% of total loans at December 31, 2003. The allowance for loan losses was 203% of loans delinquent more than 90 days at December 31, 2004, compared to 147% at December 31, 2003. Net charge-offs for the three months ended December 31, 2004 were $15,000 compared to $65,000 for the three months ended December 31, 2003. Management believes that the current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
DECEMBER 31, 2003 AND 2004 - CONTINUED
--------------------------------------

OTHER INCOME
------------

For the three months ended December 31, 2004, other income was $2.8 million compared to $2.3 million for the three months ended December 31, 2003. Fees and service charges from deposit accounts were $1.1 million for the three months ended December 31, 2004, compared to $902,000 for the three months ended December 31, 2003. During the three months ended December 31, 2003, the Company securitized loans into mortgage-backed securities ("MBS") and then sold the MBS and sold loans aggregating $17.7 million of loans held for sale compared to $15.0 million for the three months ended December 31, 2004. Gain on sale of loans was $310,000 for the quarter ended December 31, 2004, compared to $441,000 for the quarter ended December 31, 2003. Gains on sales of securities were $158,000 for the quarter ended December 31, 2004, compared to losses of $200,000 for the quarter ended December 31, 2003. Other income was $651,000 for the three months ended December 31, 2004, as compared to $560,000 for the three months ended December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $6.6 million for the quarter ended December 31, 2003 compared to $7.8 million for the quarter ended December 31, 2004. Salaries and employee benefits were $4.0 million for the three months ended December 31, 2003, as compared to $4.4 million for the three months ended December 31, 2004, an increase of 10.7%, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, and Associates in new branches. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new branches, net occupancy, furniture and fixtures and data processing expenses increased $226,000 when comparing the two periods. Marketing expenses were $181,000 for the three months ended December 31, 2003, compared to $511,000 for the three months ended December 31, 2004. This is primarily attributed to the Bank's "Totally Free Checking With a Gift" initiative. Other expenses were $873,000 million for the quarter ended December 31, 2003 compared to $1.1 for the quarter ended December 31, 2004.

INCOME TAXES
------------

Income taxes were $1.7 million for the three months ended December 31, 2003 compared to $2.1 million for the three months ended December 31, 2004. The effective income tax rate as a percentage of pretax income was 33.25% and 34.25% for the quarters ended December 31, 2003 and 2004, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes, and the increase in the current quarter earnings over the comparable prior year earnings that are subject to higher incremental tax rates.

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

                                                                                       Categorized as "Well
                                                                                       Capitalized" under
                                                                 For Capital            Prompt Corrective
                                          Actual              Adequacy Purposes         Action Provision
                                          ------              -----------------         ----------------

                                   Amount       Ratio        Amount        Ratio       Amount      Ratio
                                   ------       -----        ------        -----       ------      -----
                                                           (Dollars In Thousands)
As of December 31, 2004:
 Total Capital:                   $110,289      13.80%      $ 63,936       8.00%      $ 79,920      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $100,892      12.62%           N/A        N/A       $ 47,952       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $100,892       7.30%      $ 41,461       3.00%      $ 69,237       5.00%
   (To Total Assets)
 Tangible Capital:                $100,892       7.30%      $ 20,771       1.50%           N/A        N/A
   (To Total Assets)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1 ("EITF 03-1"), "the Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments," which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the first quarter of 2005.

Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.

The Company adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of September 30, 2004. As a result of this adoption, the Company provides additional disclosures, which are found in Notes 2 and 3 of this report. The initial adoption of this issue, which excludes paragraphs 10-20 did not have a material impact on the financial condition or results of operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its financial condition or results of operations.

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

PART I.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Bank's Asset Liability Management Committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the Board of Directors and Senior Leadership of the Company and meets quarterly. The Bank's exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in net portfolio value in the event of hypothetical changes in interest rates. The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank's net portfolio value with Board approved limits.

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, which adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to four hundred basis point increase or decrease in market interest rates. The following table presents the Bank's change in NPV as computed by the OTS for various rate shock levels as of December 31, 2004.

                                     Board             Board            Market            Market
                                     Limit             Limit            Value             Value
                                  Minimum NPV         Maximum         Of Assets         Portfolio        NPV
 Change in interest rates            Ratio        Decline in NPV       12/31/04          12/31/04        Ratio
---------------------------       ------------    --------------      -----------       -----------    ---------
300 basis point rise                 5.00%            400 BPS          $1,373,361         $124,131        9.04%
200 basis point rise                 6.00%            300 BPS          $1,395,712         $136,532        9.78%
100 basis point rise                 6.00%            250 BPS          $1,420,882         $150,193       10.57%
No change                            6.00%                             $1,441,031         $160,400       11.13%
100 basis point decline              6.00%            250 BPS          $1,453,070         $163,428       11.25%
200 basis point decline              6.00%            300 BPS                 N/A              N/A          N/A
300 basis point decline              6.00%            350 BPS                 N/A              N/A          N/A

The preceding table indicates that at December 31, 2004, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase minimally. Values for the 200 and 300 basis point decline are not indicated due to the level of interest rates at December 31, 2004. At December 31, 2004, the Bank's estimated changes in NPV were within the limits established by the Board of Directors.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates.

PART I. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES - CONTINUED

Item 4. CONTROLS AND PROCEDURES
-------------------------------

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings
        -----------------

The Company is a defendant in one lawsuit related to activities in the Bank, arising out of the normal course of business. The subsidiaries are also defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the Company and its subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial status.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      Not Applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      Not Applicable.

Item 5. Other Information
        -----------------

      Not Applicable.

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES - CONTINUED

Item 6. Exhibits
        --------

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

                (d)     Employment Agreement with Jimmy R. Graham (7)

                (e)     Employment Agreement with Steven J. Sherry (7)

                (f)     1990 Stock Option Plan (2)

                (g)     Directors Performance Plan (3)

                (h)     Loan Agreement with Bankers Bank (4)

                (i)     Coastal Financial Corporation 2000 Stock Option Plan (6)

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

      (4) Incorporated by reference to December 31, 1997 Form 10-Q filed with Securities and Exchange Commission on February 13, 1998.

      (5) Incorporated by reference to March 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

      (6) Incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Stockholders filed December 22, 1999.

      (7) Incorporated by reference to 2003 Form 10-K filed with Securities and Exchange Commission on December 22, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           COASTAL FINANCIAL CORPORATION


       February 9, 2005                    /s/ Michael C. Gerald
       -----------------                   ----------------------
       Date                                Michael C. Gerald
                                           President and Chief Executive Officer


       February 9, 2005                    /s/ Jerry L. Rexroad
       -----------------                   ---------------------
       Date                                Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer