Form 10-Q
period 2005-03-31
COASTAL FINANCIAL CORP /DE
filed 2005-05-10
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                  YES |X|         NO |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2005.

Common Stock $.01 Par Value Per Share                         17,647,279 Shares
--------------------------------------------------------------------------------
(Class)                                                         (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS                                                              PAGE
-----------------                                                              ----
PART I- Financial Information
Item
     1. Consolidated Financial Statements (unaudited):

        Consolidated Statements of Financial Condition
        as of September 30, 2004 and March 31, 2005                               3

        Consolidated Statements of Operations for the three
        months ended March 31, 2004 and 2005                                      4

        Consolidated Statements of Operations for the six
        months ended March 31, 2004 and 2005                                      5

        Consolidated Statements of Stockholders' Equity
        and Comprehensive Income for the six months ended
        March 31, 2004 and 2005                                                   6

        Consolidated Statements of Cash Flows for the six
        months ended March 31, 2004 and 2005                                    7-8

        Notes to Consolidated Financial Statements                             9-14

     2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         15-28

     3. Quantitative and Qualitative Disclosures About                        28-29
        Market Risk

     4. Controls and Procedures                                                  29

Part II - Other Information
Item
     1. Legal Proceedings                                                        30

     2. Unregistered Sales of Equity Securities and Use of Proceeds              30

     3. Defaults Upon Senior Securities                                          30

     4. Submission of Matters to a Vote of Securities Holders                    30

     5. Other Information                                                        30

     6. Exhibits                                                              30-31

Signatures                                                                       32

Exhibits

     31(a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)      33

       (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)      34

     32(a) Section 1350 Certification (Chief Executive Officer)                  35

       (b) Section 1350 Certification (Chief Financial Officer)                  36

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,       March 31,
                                                                2004              2005
                                                                ----              ----
                                                                     (Unaudited)
                                                                   (In thousands,
                                                                 Except share data)
ASSETS:
Cash and amounts due from banks                             $    28,401       $    35,356
Short-term interest-bearing deposits                              1,251             4,221
Investment securities available for sale                         23,449            21,775
Mortgage-backed securities available for sale                   374,283           437,682
Investment securities held to maturity                            7,840            10,000
Loans receivable (net of allowance for loan
  losses of $11,077 at September 30, 2004 and
  $11,768 at March 31, 2005)                                    790,730           857,988
Loans receivable held for sale                                    8,246             6,418
Real estate acquired through foreclosure                            785               534
Office property and equipment, net                               18,844            20,315
Federal Home Loan Bank stock, at cost                            16,900            16,367
Accrued interest receivable on loans                              2,877             3,369
Accrued interest receivable on securities                         2,473             2,277
Cash value of life insurance                                     21,627            22,101
Other assets                                                      7,779            10,943
                                                            -----------       -----------
                                                            $ 1,305,485       $ 1,449,346
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                    $   753,379       $   891,469
Securities sold under agreements to repurchase                  107,173           136,000
Advances from Federal Home Loan Bank                            328,507           302,157
Junior subordinated debt                                         15,464            15,464
Drafts outstanding                                                2,792             4,279
Advances by borrowers for property taxes and insurance            1,750             1,069
Accrued interest payable                                          1,502             1,994
Other liabilities                                                 9,570             7,380
                                                            -----------       -----------
                                                              1,220,137         1,359,812
                                                            -----------       -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares authorized
  and unissued                                                       --                --
Common stock, $.01 par value, 25,000,000 shares
  authorized; 17,486,784 shares at September 30, 2004
  and 17,647,279 shares at March 31, 2005 issued
  and outstanding                                                   175               176
Additional paid-in capital                                       10,624            10,971
Retained earnings, restricted                                    73,533            79,526
Treasury stock, at cost (108,557 shares at
  September 30, 2004 and zero at March 31, 2005)                 (1,182)               --
Accumulated other comprehensive income (loss),
  net of tax                                                      2,198            (1,139)
                                                            -----------       -----------
  Total stockholders' equity                                     85,348            89,534
                                                            -----------       -----------
                                                            $ 1,305,485       $ 1,449,346
                                                            ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

                                                                   2004                2005
                                                                   ----                ----
                                                                        (Unaudited)
                                                                       (In thousands,
                                                                     Except per share)
Interest income:
   Loans receivable                                             $     11,320       $     13,364
   Investment securities                                                 833              1,231
   Mortgage-backed securities                                          3,982              4,250
   Other                                                                  20                 67
                                                                ------------       ------------
Total interest income                                                 16,155             18,912
                                                                ------------       ------------

Interest expense:
   Deposits                                                            2,471              2,939
   Securities sold under agreements to repurchase                        609                746
   Advances from Federal Home Loan Bank                                2,607              3,128
   Other borrowings                                                      161                203
                                                                ------------       ------------
Total interest expense                                                 5,848              7,016
                                                                ------------       ------------
   Net interest income                                                10,307             11,896
Provision for loan losses                                                500                625
                                                                ------------       ------------
   Net interest income after provision for loan losses                 9,807             11,271
                                                                ------------       ------------

Other income:
   Fees and service charges on loan and deposit accounts                 879              1,423
   Gain on sales of loans held for sale                                  359                244
   Gain (loss) on sales of investment securities available
     for sale and mortgage-backed securities available
     for sale                                                            (67)                88
   Gain on investment security held to maturity
     called by issuer                                                     --                160
   Loss from real estate owned                                           (52)                (6)
   Income from sales of non-depository products                          472                470
   Federal Home Loan Bank stock dividends                                121                213
   Other income                                                          718                744
                                                                ------------       ------------
                                                                       2,430              3,336
                                                                ------------       ------------

General and administrative expenses:
   Salaries and employee benefits                                      4,009              4,496
   Net occupancy, furniture and fixtures and data
     processing expenses                                               1,536              1,859
   FDIC insurance premium                                                 27                 26
   FHLB prepayment penalties                                              68                 --
   Marketing expenses                                                    197                482
   Other expense                                                         892              1,456
                                                                ------------       ------------
                                                                       6,729              8,319
                                                                ------------       ------------
Income before income taxes                                             5,508              6,288
Income taxes                                                           1,831              2,153
                                                                ------------       ------------
Net income                                                      $      3,677       $      4,135
                                                                ============       ============

Net income per common share:
   Basic                                                        $        .21       $        .23
                                                                ============       ============
   Diluted                                                      $        .20       $        .22
                                                                ============       ============

Weighted average common shares outstanding:
   Basic                                                          17,349,000         17,602,000
                                                                ============       ============
   Diluted                                                        18,323,000         18,658,000
                                                                ============       ============

Dividends per share                                             $       .041       $       .045
                                                                ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2005

                                                                   2004                2005
                                                                   ----                ----
                                                                        (Unaudited)
                                                                       (In thousands,
                                                                     Except per share)
Interest income:
   Loans receivable                                             $     22,398       $     26,104
   Investment securities                                               1,311              2,375
   Mortgage-backed securities                                          7,941              8,257
   Other                                                                  42                122
                                                                ------------       ------------
Total interest income                                                 31,692             36,858
                                                                ------------       ------------

Interest expense:
   Deposits                                                            5,065              5,435
   Securities sold under agreements to repurchase                      1,165              1,312
   Advances from Federal Home Loan Bank                                5,011              6,296
   Other borrowings                                                      333                403
                                                                ------------       ------------
Total interest expense                                                11,574             13,446
                                                                ------------       ------------
   Net interest income                                                20,118             23,412
Provision for loan losses                                              1,050                975
                                                                ------------       ------------
   Net interest income after provision for loan losses                19,068             22,437
                                                                ------------       ------------

Other income:
   Fees and service charges on loan and deposit accounts               1,782              2,513
   Gain on sales of loans held for sale                                  800                554
   Gain (loss) on sales of investment securities available
     for sale and mortgage-backed securities available
     for sale                                                           (267)               246
   Gain on investment security held to maturity
     called by issuer                                                     --                160
   Loss from real estate owned                                           (92)               (45)
   Income from sales of non-depository products                        1,025                930
   Federal Home Loan Bank stock dividends                                230                350
   Other income                                                        1,279              1,394
                                                                ------------       ------------
                                                                       4,757              6,102
                                                                ------------       ------------

General and administrative expenses:
   Salaries and employee benefits                                      8,003              8,920
   Net occupancy, furniture and fixtures and data
     processing expenses                                               3,065              3,599
   FDIC insurance premium                                                 53                 53
   FHLB prepayment penalties                                              77                 --
   Marketing expenses                                                    379                993
   Other expense                                                       1,768              2,535
                                                                ------------       ------------
                                                                      13,345             16,100
                                                                ------------       ------------
Income before income taxes                                            10,480             12,439
Income taxes                                                           3,484              4,260
                                                                ------------       ------------
Net income                                                      $      6,996       $      8,179
                                                                ============       ============

Net income per common share:
   Basic                                                        $        .41       $        .47
                                                                ============       ============
   Diluted                                                      $        .38       $        .44
                                                                ============       ============

Weighted average common shares outstanding:
   Basic                                                          17,247,000         17,525,000
                                                                ============       ============
   Diluted                                                        18,236,000         18,515,000
                                                                ============       ============

Dividends per share                                             $       .083       $        .09
                                                                ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2005

                                                                                                  Accumulated
                                                                                                     Other
                                                                                                    Compre-
                                                Additional                                          hensive          Total
                                   Common         Paid-In        Retained         Treasury          Income       Stockholders'
                                   Stock          Capital        Earnings          Stock            (Loss)           Equity
                                ----------      ----------      ----------       ----------       ----------       ----------
                                                                      (Unaudited)
                                                                     (In thousands)
Balance at September
  30, 2003                      $      172      $   10,192      $   63,030       $   (3,375)      $    3,688       $   73,707
Net income                              --              --           6,996               --               --            6,996
Other comprehensive
 income:
 Unrealized gains arising
 during period, net of
 taxes of $468                          --              --              --               --              763               --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $101                   --              --              --               --              166               --
                                                                                                  ----------
Other comprehensive income              --              --              --               --              929              929
                                                                                                  ----------       ----------
Comprehensive income                    --              --              --               --               --            7,925
                                                                                                                   ----------
Exercise of stock
  options                                1             243            (990)           1,552               --              806
Cash dividends                          --              --          (1,432)              --               --           (1,432)
                                ----------      ----------      ----------       ----------       ----------       ----------
Balance at March
  31, 2004                      $      173      $   10,435      $   67,604       $   (1,823)      $    4,617       $   81,006
                                ==========      ==========      ==========       ==========       ==========       ==========

Balance at September
  30, 2004                      $      175      $   10,624      $   73,533       $   (1,182)      $    2,198       $   85,348
Net income                              --              --           8,179               --               --            8,179
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 taxes of $2,139                        --              --              --               --           (3,490)              --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $93                    --              --              --               --              153               --
                                                                                                  ----------
Other comprehensive income              --              --              --               --           (3,337)          (3,337)
                                                                                                  ----------       ----------
Comprehensive income                    --              --              --               --               --            4,842
                                                                                                                   ----------
Exercise of stock
  options                                1             347            (602)           1,182               --              928
Cash dividends                          --              --          (1,584)              --               --           (1,584)
                                ----------      ----------      ----------       ----------       ----------       ----------
Balance at March
  31, 2005                      $      176      $   10,971      $   79,526       $       --       $   (1,139)      $   89,534
                                ==========      ==========      ==========       ==========       ==========       ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2005

                                                                     2004             2005
                                                                     ----             ----
                                                                         (Unaudited)
                                                                        (In thousands)
Cash flows from operating activities:
   Net income                                                      $   6,996       $   8,179
   Adjustments to reconcile net income to net cash
     Used in operating activities:
     Depreciation                                                      1,081           1,271
     Provision for loan losses                                         1,050             975
     (Gain) loss on sale of investment securities
       available for sale and mortgage-backed securities
       available for sale                                                267            (246)
     Gain on call of investment security called
       by issuer                                                          --            (160)
     Loss on sale of real estate acquired through foreclosure             --              19
     Loss on disposal of office properties and equipment                  --             124
   Prepayment penalties on FHLB advances                                  77              --
   Origination of loans receivable held for sale                     (26,900)        (26,623)
   Proceeds from sales of loans receivable held for sale               9,158           8,371
   Impairment recovery from write-down of mortgage
     servicing rights                                                    (92)           (155)
   (Increase) decrease in:
       Cash value of life insurance                                     (481)           (474)
       Accrued interest receivable                                      (152)           (296)
       Other assets                                                   (1,733)         (3,009)
   Increase (decrease) in:
       Accrued interest payable                                          112             492
       Other liabilities                                                (911)            102
                                                                   ---------       ---------
Net cash used in operating activities                                (11,528)        (11,430)
                                                                   ---------       ---------

Cash flows from investing activities:
   Proceeds from sales of investment securities available
     for sale                                                          2,946           3,371
   Proceeds from issuer call of investment securities
     available for sale                                                2,000           1,950
   Proceeds from issuer call of investment securities held
     to maturity                                                          --           8,000
   Purchases of investment securities available for sale              (4,854)         (3,659)
   Purchases of investment securities held to maturity                    --         (10,000)
   Proceeds from sales of mortgage-backed securities
     available for sale                                              143,050          95,200
   Purchases of mortgage-backed securities available for sale       (188,843)       (186,568)
   Principal collected on mortgage-backed securities
     available for sale                                               57,049          42,678
   Origination of loans receivable, net                             (276,734)       (349,851)
   Proceeds from sale of commercial loan participations                   --          13,251
   Principal collected on loans receivable                           206,097         267,904
   Purchase of bank-owned life insurance                              (4,500)             --
   Proceeds from sales of real estate acquired through
     foreclosure, net                                                    873             695
   Purchases of office properties and equipment                       (1,750)         (2,866)
   Proceeds from sales of office properties and equipment                 57              --
   Change in FHLB stock, net                                            (751)            533
                                                                   ---------       ---------
Net cash used in investing activities                                (65,360)       (119,362)
                                                                   ---------       ---------

                                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2005 (CONTINUED)

                                                                                2004              2005
                                                                                ----              ----
                                                                                      (Unaudited)
                                                                                     (In thousands)
Cash flows from financing activities:
   Increase (decrease) in deposits                                           $      (102)      $   138,090
   Increase in securities sold under agreements
     To repurchase, net                                                           30,475            28,827
   Proceeds from FHLB advances                                                   355,076           372,850
   Repayment of FHLB advances                                                   (311,748)         (399,200)
   Prepayment penalties on early extinguishment of debt                              (77)               --
   Decrease in advance payments by borrowers for
     Property taxes and insurance, net                                              (717)             (681)
   Increase in drafts outstanding, net                                             1,016             1,487
   Cash dividends to stockholders                                                 (1,432)           (1,584)
   Proceeds from exercise of stock options                                           806               928
                                                                             -----------       -----------
Net cash provided by financing activities                                         73,297           140,717
                                                                             -----------       -----------
Net increase (decrease) in cash and cash equivalents                              (3,591)            9,925
Cash and cash equivalents at beginning of period                                  21,575            29,652
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $    17,984       $    39,577
                                                                             ===========       ===========

Supplemental information:
   Interest paid                                                             $    11,462       $    12,954
                                                                             ===========       ===========
   Income taxes paid                                                         $     3,261       $     3,492
                                                                             ===========       ===========

Supplemental schedule of non-cash investing and Financing transactions:

   Securitization of mortgage loans into mortgage-backed
     securities                                                              $    23,071       $    20,080
                                                                             ===========       ===========

   Transfer of mortgage loans to real estate acquired
     Through foreclosure                                                     $       515       $       463
                                                                             ===========       ===========

   Increase in other assets and junior subordinated debt
     resulting from deconsolidation under FIN 46R                            $       464       $        --
                                                                             ===========       ===========

   Unrealized gain (loss) in investment securities and
     mortgage-backed securities available for sale,
     net of tax                                                              $       929       $    (3,337)
                                                                             ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the six-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' (the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2004, included in the Company's 2004 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality. The unrealized losses are comprised of four securities totaling $3,000 at September 30, 2004 and twelve securities totaling $118,000 at March 31, 2005 that have had continuous losses of less than 12 months. There were ten securities totaling $81,000 at September 30, 2004 and two securities totaling $25,000 at March 31, 2005 with continuous losses 12 months or longer. None of the individual investment securities had an unrealized loss that exceeded 5% of its amortized cost in either period.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

                                                                 September 30, 2004
                             ------------------------------------------------------------------------------------------
                                 Less than 12 Months             12 Months or Longer                   Total
                             --------------------------      ---------------------------     --------------------------
                                                                     (Unaudited)
                                                                (Dollars in thousands)

                               Fair          Unrealized        Fair          Unrealized        Fair         Unrealized
                               Value           Losses          Value           Losses          Value          Losses
                               -----           ------          -----           ------          -----          ------
Collateralized Mortgage      $  29,362            (221)          2,113             (98)         31,475            (319)
  Obligations
FNMA                            21,027            (116)         22,117            (545)         43,144            (661)
GNMA                             6,456              (5)             --              --           6,456              (5)
FHLMC                           46,457            (226)         20,829            (567)         67,286            (793)
                             ---------       ---------       ---------       ---------       ---------       ---------
                             $ 103,302            (568)         45,059          (1,210)        148,361          (1,778)
                             =========       =========       =========       =========       =========       =========

                                                                    March 31, 2005
                             ------------------------------------------------------------------------------------------
                                 Less than 12 Months             12 Months or Longer                   Total
                             --------------------------      ---------------------------     --------------------------
                                                                     (Unaudited)
                                                                (Dollars in thousands)

                               Fair          Unrealized        Fair          Unrealized        Fair         Unrealized
                               Value           Losses          Value           Losses          Value          Losses
                               -----           ------          -----           ------          -----          ------
Collateralized Mortgage      $  64,228            (847)         11,359            (399)         75,587          (1,246)
  Obligations
FNMA                            97,409          (1,384)         16,357            (446)        113,766          (1,830)
GNMA                            39,314            (298)             --              --          39,314            (298)
FHLMC                           60,084            (609)         26,646            (891)         86,730          (1,500)
                             ---------       ---------       ---------       ---------       ---------       ---------
                             $ 261,035          (3,138)         54,362          (1,736)        315,397          (4,874)
                             =========       =========       =========       =========       =========       =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality. The unrealized losses are comprised of 25 securities at September 30, 2004 and 68 securities at March 31, 2005 that have had continuous losses of less than 12 months. There were 8 securities at September 30, 2004 and 14 securities at March 31, 2005, with continuous losses 12 months or longer. None of the individual investment securities had an unrealized loss that exceeded 5% of its amortized cost in either period.

(4) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                   September 30,      March 31,
                                                       2004             2005
                                                   -------------     -----------
                                                           (Unaudited)
                                                      (Dollars in thousands)
First mortgage loans:
   Single family to four family units                $ 329,287       $ 340,146
   Land and land development                            99,697          94,779
   Residential lots                                     29,839          33,558
   Other, primarily commercial real estate             182,924         216,568
   Construction loans on residential properties         82,789         102,738
   Construction loans on commercial properties          10,503           8,766

Consumer and commercial loans:
   Installment consumer loans                           18,024          19,802
   Mobile home loans                                     4,618           4,611
   Savings account loans                                 2,058           1,956
   Equity lines of credit                               30,906          33,042
   Commercial and other loans                           32,101          35,883
                                                     ---------       ---------
                                                       822,746         891,849
Less:
   Allowance for loan losses                            11,077          11,768
   Deferred loan costs, net                               (674)           (536)
   Undisbursed portion of loans in process              21,613          22,629
                                                     ---------       ---------

                                                     $ 790,730       $ 857,988
                                                     =========       =========

The changes in the allowance for loan losses consist of the following for the six months ended:
                                                     Six Months Ended March 31,
                                                     --------------------------
                                                       2004             2005
                                                       ----             ----
                                                            (Unaudited)
                                                       (Dollars in thousands)

Allowance at beginning of period                     $   9,832       $  11,077
Provision for loan losses                                1,050             975
                                                     ---------       ---------
Recoveries:
 Residential loans                                          --              --
 Commercial loans                                          148              17
 Consumer loans                                             34              56
                                                     ---------       ---------
   Total recoveries                                        182              73
                                                     ---------       ---------
Charge-offs:
 Residential loans                                          --              --
 Commercial loans                                           52             158
 Consumer loans                                            254             199
                                                     ---------       ---------
   Total charge-offs                                       306             357
                                                     ---------       ---------
   Net charge-offs                                         124             284
                                                     ---------       ---------
 Allowance at end of period                          $  10,758       $  11,768
                                                     =========       =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(4) LOANS RECEIVABLE, NET - CONTINUED

                                                        Six Months Ended March 31,
                                                        --------------------------
                                                             2004       2005
                                                             ----       ----
                                                               (Unaudited)
Ratio of allowance to total net loans
 outstanding at the end of the period                        1.41%      1.36%
                                                             ====       ====

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)       .03%       .07%
                                                             ====       ====

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $6.1 million and $7.1 million at March 31, 2004 and 2005, respectively. For the six months ended March 31, 2004 and 2005, interest income, which would have been recorded, would have been approximately $138,000 and $243,000, respectively, had non-accruing loans been current in accordance with their original terms.

At March 31, 2005, impaired loans totaled $5.1 million. There were $3.8 million in impaired loans at March 31, 2004. Included in the allowance for loan losses at March 31, 2005 was $591,000 related to impaired loans compared to $300,000 at March 31, 2004. The average recorded investment in impaired loans for the six months ended March 31, 2005 was $4.1 million compared to $4.3 million for the six months ended March 31, 2004. Interest income of $65,000 and $98,000 was recognized on impaired loans for the quarter and six months ended March 31, 2005. Interest income of $71,000 and $180,000 was recognized on impaired loans for the quarter and six months ended March 31, 2004.

(5) DEPOSITS

Deposits consist of the following:

                                    September 30, 2004             March 31, 2005
                                    ------------------             --------------
                                                Weighted                     Weighted
                                                 Average                      Average
                                   Amount         Rate          Amount         Rate
                                   ------         ----          ------         ----
                                                      (Unaudited)
                                                (Dollars in thousands)
Checking accounts                 $233,128         0.22%      $287,136         0.24%
Money market accounts              224,468         1.37        220,737         1.80
Statement savings accounts          55,205         0.80         67,561         0.89
Certificate accounts               240,578         2.49        316,035         2.75
                                  --------                    --------
                                  $753,379         1.33%      $891,469         1.57%
                                  ========                    ========

Included in certificate accounts ("CDs") are $85.6 million of brokered CDs at March 31, 2005. There were no brokered CDs at September 20, 2004. The average rate and remaining term of brokered CDs at March 31, 2005 was 2.91% and five months, respectively.

(6) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 2004             March 31, 2005
                                    ------------------             --------------
                                                Weighted                     Weighted
                                                 Average                      Average
                                   Amount         Rate          Amount         Rate
                                   ------         ----          ------         ----
                                                      (Unaudited)
                                                  (Dollars in thousands)
Maturing within:
1 year                            $ 64,500         2.78%      $ 39,391         3.85%
2 years                              4,177         2.79          5,086         2.88
3 years                             11,560         2.23         11,160         2.82
4 years                              3,977         3.18         27,880         2.10
5 years                             31,803         2.36          7,150         3.84
After 5 years                      212,490         4.20        211,490         4.20
                                  --------                    --------
                                  $328,507         3.64%      $302,157         3.88%
                                  ========                    ========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(6) ADVANCES FROM FEDERAL HOME LOAN BANK - CONTINUED

At September 30, 2004, and March 31, 2005, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $357.3 million and $379.2 million, respectively, as collateral for FHLB advances.

At March 31, 2005, included in the one, three, four, and after five years maturities were $218.0 million, with a weighted average rate of 3.94%, of advances subject to call provisions. Callable advances at March 31, 2005 are summarized as follows: $10.0 million callable in fiscal 2005, with a weighted average rate of 6.31%; $8.0 million callable in fiscal 2007, with a weighted average rate of 2.67%; $25.0 million callable in fiscal 2008, with a weighted average rate of 1.99%; and $175.0 million callable after fiscal 2009, with a weighted average rate of 4.14%. Call provisions are more likely to be exercised by the FHLB when interest rates rise.

(7) EARNINGS PER SHARE

Basic earnings per share for the six months ended March 31, 2004 and 2005 are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the six months ended March 31, 2004 and 2005 are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                       For the Quarter Ended March 31,
                                                                (Unaudited)

                                         2004                  2004      2005                  2005
                                         --------------------------      --------------------------
                                         BASIC              DILUTED      BASIC               DILUTED
                                         --------------------------      --------------------------
Weighted average shares outstanding      17,349,000      17,349,000      17,602,000      17,602,000

Effect of dilutive securities-
Stock options                                    --         974,000              --       1,056,000
                                         --------------------------      --------------------------
                                         17,349,000      18,323,000      17,602,000      18,658,000
                                         ===========================     ==========================

                                                      For the Six Months Ended March 31,
                                                                  (Unaudited)

                                         2004                  2004      2005                  2005
                                         --------------------------      --------------------------
                                         BASIC              DILUTED      BASIC              DILUTED
                                         --------------------------      --------------------------
Weighted average shares outstanding      17,247,000      17,247,000      17,525,000      17,525,000

Effect of dilutive securities-
Stock options                                    --         989,000              --         990,000
                                         --------------------------      --------------------------
                                         17,247,000      18,236,000      17,525,000      18,515,000
                                         ===========================     ==========================

(8) STOCK BASED COMPENSATION

At March 31, 2005, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 17 of the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended September 30, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         2004             2005
                                                         ----             ----

                                                               (Unaudited)
                                                         (Dollars in thousands)
Net income, as reported                               $     3,677      $     4,135
Deduct: Total stock-based employee and director
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                          (155)            (200)
                                                      -----------      -----------
Pro forma net income                                  $     3,522      $     3,935
                                                      ===========      ===========

Basic earnings per share:
     As reported                                      $       .21      $       .23
                                                      ===========      ===========
     Pro forma                                        $       .20      $       .22
                                                      ===========      ===========

Diluted earnings per share:
     As reported                                      $       .20      $       .22
                                                      ===========      ===========
     Pro forma                                        $       .19      $       .21
                                                      ===========      ===========

                                                        Six Months Ended March 31,
                                                        --------------------------
                                                          2004             2005
                                                          ----             ----
                                                              (Unaudited)
                                                         (Dollars in thousands)
Net income, as reported                               $     6,996      $     8,179
Deduct: Total stock-based employee and director
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                          (286)            (375)
                                                      -----------      -----------
Pro forma net income                                  $     6,710      $     7,804
                                                      ===========      ===========

Basic earnings per share:
     As reported                                      $       .41      $       .47
                                                      ===========      ===========
     Pro forma                                        $       .39      $       .44
                                                      ===========      ===========

Diluted earnings per share:
     As reported                                      $       .38      $       .44
                                                      ===========      ===========
     Pro forma                                        $       .37      $       .42
                                                      ===========      ===========

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

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually one year or less. At March 31, 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 and 2005 was $3.1 million and $5.9 million, respectively.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $4.5 million at March 31, 2005. The fair value of the loan commitments was an asset of approximately $19,000 at March 31, 2005. As of March 31, 2005, the Company had sold $5.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $42,000.

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

o Changes in legislative or regulatory requirements, or actions by the Securities and Exchange Commission ("SEC") or the Financial Accounting Standards Board ("FASB"), applicable to the Company and its subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

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

OVERVIEW
--------

Coastal Financial Corporation is a unitary thrift holding company incorporated in Delaware with one wholly-owned banking subsidiary, Coastal Federal Bank (the "Bank" or "Coastal Federal"). The Company also owns Coastal Planners Holding Corporation, whose subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., offers fee-based financial planning and tax preparation services. The primary business activities of the Company are conducted by the Bank. The Company and Bank's principal executive offices are located in Myrtle Beach, South Carolina.

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

In the fourth fiscal quarter of 2004, the Bank began two significant new initiatives. The first was The Experience of FANtastic! Customer Service. This initiative focuses on Customer service and convenience. The Bank is in the process of redesigning its infrastructure, software and products to improve Customer service and convenience and Associate productivity. In addition, in order to improve Customer service and convenience, the Bank added an extended-hours Call Center and introduced "6 Day Branch Banking" with extended operating hours. The Call Center employs 20 to 25 Associates. The Bank experienced increased salary and benefit expenses in the first six months of fiscal 2005 and anticipates these expenses continuing thereafter associated with the hiring, training and placement of these new Associates.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OVERVIEW - CONTINUED
--------------------

The second initiative was Totally Free Checking With a Gift that was introduced in September 2004. The Bank has incurred, and will continue to incur, significant marketing costs associated with this campaign. In the first two fiscal quarters of 2005, marketing expenses were $993,000 compared to $379,000 in the comparable 2004 period. The Bank expects to realize significant benefits from this strategy consisting of increased Bank lobby traffic, increased number of personal checking accounts and higher fee income as a result of those checking accounts. In the first two fiscal quarters of fiscal 2005, checking account balances grew approximately 23%. This rate of growth could necessitate the hiring of additional Associates to open and service these accounts.

The Associates being hired for these two initiatives are expected to have total compensation averaging between $28,000 and $35,000 per Associate.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are in accordance with accounting principles generally accepted in the Unites States of America and with general practice within the banking industry. In order to understand our financial condition and results of operations, it is important to understand our more critical accounting policies and the extent to which we use judgment and estimates in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial statements. The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Allowance for Loan Losses" and see "Income Taxes" for additional discussion concerning income taxes in the Company's 2004 Annual Report to Stockholders.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or to satisfy customer needs. Corporate purpose transactions are used to help manage customers' requests for funding. The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below. At March 31, 2005 and September 30, 2004, the Company had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending Commitments include loan commitments, standby letters of credit, unused business and personal credit card lines, and unused business and personal lines of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company applies essentially the same credit policies and standards as it does in the lending process when making these loans. For business customers, commercial loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For personal customers, loan commitments are generally lines of credit that are unsecured or are secured by residential property. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. Standby letters of credit are generally collateralized and are usually one year or less.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OFF-BALANCE SHEET ARRANGEMENTS, CONTINUED
-----------------------------------------

At March 31, 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 and 2005 was $3.1 million and $5.9 million, respectively.

A summary of loans receivable with undisbursed commitments to extend credit at March 31 follows:

                                                                  2004             2005
                                                                  ----             ----
                                                                      (In thousands)
Residential mortgage loans in process                         $    22,870      $    24,386
Business and consumer credit card lines                            13,367           14,455
Consumer home equity lines                                         36,792           42,591
Other consumer lines of credit                                      4,166            4,597
Commercial real estate and construction
     and land development                                          68,315           73,050
Other commercial lines of credit                                    3,782            3,618
                                                              -----------      -----------
     Total loans receivable with undisbursed commitments      $   149,292      $   162,697
                                                              ===========      ===========

Derivatives and Hedging Activities. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $4.5 million at March 31, 2005. The fair value of the loan commitments was an asset of approximately $19,000 at March 31, 2005. As of March 31, 2005, the Company had sold $5.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $42,000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2004 TO MARCH 31,
------------------------------------------------------------------------------
2005
----

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

The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $303.6 million for the six months ended March 31, 2004, compared to $376.5 million for the six months ended March 31, 2005. Loan principal repayments amounted to $206.1 million in the first two quarters of 2004 compared to $267.9 million for the six months ended March 31, 2005. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first two quarters of fiscal 2004, the Company sold mortgage loans or securitized and sold mortgage loans totaling $32.2 million that compares to $28.4 million for the six months ended March 31, 2005. In addition, the Bank sold $13.3 million of commercial loan participations in the first six months ended March 31, 2005. No commercial loan participations were sold in the six months ended March 31, 2004.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

During the six month period ended March 31, 2005, the Company securitized $20.1 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $466,000, which included $273,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of mortgage-backed securities available for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold other than servicing rights.

For the six month period ended March 31, 2005, the Company purchased $200.2 million in investment and mortgage-backed securities. For the six month period ended March 31, 2004, the Company purchased $193.7 million in investment and mortgage-backed securities. These purchases during the six month period ended March 31, 2005 were primarily funded by borrowings, repayments of $42.7 million within the securities portfolio and sales of mortgage-backed securities of $95.2 million.

During the six month periods ended March 31, 2005 the Company sold commercial loan participations totaling $13.3 million. No commercial loan participations were sold in 2004.

Total deposits increased $138.1 million between September 30, 2004 and March 31, 2005. The Company places significant emphasis on growth in money market and checking accounts. Money market and checking accounts have increased from approximately $457.6 million at September 30, 2004 to $507.9 million at March 31, 2005, an increase of $50.3 million or 11.0%. Core deposits (defined as money market accounts, checking accounts and statement savings accounts) have increased from $512.8 million at September 30, 2004 to $575.4 million at March 31, 2005, an increase of 12.2%.

At March 31, 2005, the Company had $285.5 million of certificates of deposits ("CDs") that were due to mature within one year. Included in these CDs were brokered CDs totaling $85.6 million. Based on past experience, the Company believes that the majority of the non-brokered certificates of deposits will renew with the Company. At March 31, 2005, the Company had commitments to originate $24.9 million in residential mortgage loans, $50.8 million in undisbursed business and retail lines of credit, $14.5 million in unused business and personal credit card lines, and $73.0 million in commercial real estate and construction and land development which the Company expects to fund from normal operations. At March 31, 2005, the Company had $67.6 million available in FHLB advances.

Additionally, at March 31, 2005, the Company had outstanding available lines for federal funds of $20.0 million.

As a result of $8.2 million in net income, less the cash dividends paid to stockholders of approximately $1.6 million, proceeds of approximately $928,000 from the exercise of stock options, and the net decrease in unrealized gain
(loss) on securities available for sale, net of income tax of $3.3 million, stockholders' equity increased from $85.3 million at September 30, 2004 to $89.5 million at March 31, 2005.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $104.3 million at March 31, 2005, exceeding the core capital requirement by $60.8 million. At March 31, 2005, the Bank's risk-based capital of approximately $114.3 million exceeded its current risk-based capital requirement by $46.6 million. (For further information see Regulatory Capital Matters).

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

The table below summarizes future contractual obligations as of March 31, 2005:

                                                       Payments Due by Period
                            --------------------------------------------------------------------------
                                            Less than           1-3             4-5           After 5
                               Total          1 Year           Years           Years           Years
                            ----------      ----------      ----------      ----------      ----------
Time deposits               $  316,035      $  285,534      $   27,264      $    2,423      $      814
Short-term borrowings          175,391         175,391              --              --              --
Long-term debt                 278,230              --          16,246          35,030         226,954
Operating leases                   613             140             172              76             225
                            ----------      ----------      ----------      ----------      ----------
Total contractual cash
     obligations            $  770,269      $  461,065      $   43,682      $   37,529      $  227,993
                            ==========      ==========      ==========      ==========      ==========

Purchase commitments. The Company has entered into a contract to purchase land. The price for the property is approximately $1.3 million and will be purchased in the third fiscal quarter of 2005.

EARNINGS SUMMARY
----------------

Net income increased from $7.0 million, or $.38 per diluted share, for the six months ended March 31, 2004 to $8.2 million, or $.44 per diluted share for the six months ended March 31, 2005. This 16.9% increase in net income resulted from increased net interest income of $3.3 million, or 16.4%, decreased provision for loan losses of $75,000, an increase in other income of $1.3 million, offset by increased general and administrative expenses of $2.8 million, and increased income taxes of $776,000.

As a result of growth in loans receivable and investments and an increased net interest margin, net interest income increased 16.4%. The net interest margin increased from 3.55% for the six months ended March 31, 2004 to 3.67% for the six months ended March 31, 2005. The increase in net interest income is primarily attributable to an increase in average earning assets of $145.2 million, or 12.8%. Average loans receivable increased $108.4 million for the six months ended March 31, 2005 compared to March 31, 2004. In addition, average balances of investment securities increased approximately $36.8 million. The investment securities were primarily funded with FHLB advances. The Company's advances increased from $287.4 million at March 31, 2004 to $302.2 million at March 31, 2005.

Provision for loan losses decreased by $75,000 for the six months ended March 31, 2005 when compared to the prior year primarily due to improving economic conditions and a change in the risk factors of the Bank's criticized loans and loans delinquent ninety days or more at March 31, 2005, as compared to March 31, 2004. The allowance for loan losses as a percentage of net loans was 1.36% at March 31, 2005 compared to 1.41% at March 31, 2004.

Other income increased from $4.8 million for the six months ended March 31, 2004 to $6.1 million for the six months ended March 31, 2005. This was a result of an increase in fees and service charges on loan and deposit accounts of $731,000 and increased Federal Home Loan Bank stock dividends of $120,000 offset by a decrease in gains on sales of loans held for sale of $246,000. The Company also had gains on sales of securities available for sale and mortgage backed securities available for sale of $246,000 for the six months ended March 31, 2005, compared to losses of $267,000 for the six months ended March 31, 2004. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the six months ended March 31, 2005 and $0 for the six months ended March 31, 2004.

General and administrative expenses increased from $13.3 million for the six months ended March 31, 2004 to $16.1 million for the six months ended March 31, 2005. Compensation increased from $8.0 million for the first two quarters of fiscal 2004 to $8.9 million in the first two quarters of fiscal 2005, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, Associates in new branches and normal salary increases. Marketing expenses were $379,000 for the six months ended March 31, 2004, compared to $993,000 for the six months ended March 31, 2005. In addition, other expense was $1.8 million for the six months ended March 31, 2004, compared to $2.5 million for the six months ended March 31, 2005.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2004 AND 2005
-----------------------

INTEREST INCOME
---------------

Interest income for the three months ended March 31, 2005, increased to $18.9 million as compared to $16.2 million for the three months ended March 31, 2004. The earning asset yield for the three months ended March 31, 2005, was 5.83% compared to a yield of 5.63% for the three months ended March 31, 2004. The average yield on loans receivable for the three months ended March 31, 2005, was 6.34% compared to 6.10% for three months ended March 31, 2004. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 5.75% at March 31, 2005, compared to 4.00% at March 31, 2004. Due to a decline in amortization of premiums on investment securities due to slower prepayments in fiscal 2005, the yield on investments increased to 4.88% for the three months ended March 31, 2005, from 4.77% for the three months ended March 31, 2004. Total average interest-earning assets were $1.3 billion for the quarter ended March 31, 2005 as compared to $1.1 billion for the quarter ended March 31, 2004. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $101.0 million resulting primarily from growth in the commercial loan portfolio and an increase in investment securities of approximately $48.9 million, primarily funded by borrowings.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $7.0 million for the three months ended March 31, 2005, as compared to $5.8 million for the three months ended March 31, 2004. The average cost of deposits for the three months ended March 31, 2005, was 1.43% compared to 1.45% for the three months ended March 31, 2004. The cost of interest-bearing liabilities was 2.16% for the three months ended March 31, 2005 compared to 2.05% for the three months ended March 31, 2004. The cost of FHLB advances, reverse repurchase agreements and other borrowings was 3.69%, 2.38% and 5.41%, respectively, for the three months ended March 31, 2005. For the three months ended March 31, 2004, the cost of FHLB advances, reverse repurchase agreements and other borrowings was 3.80%, 1.48% and 4.32%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At March 31, 2005, the federal funds rate was 2.96% compared to 1.05% at March 31, 2004. Total average interest-bearing liabilities increased from $1.1 billion at March 31, 2004 to $1.3 billion at March 31, 2005. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $139.6 million, increased average FHLB advances of $64.1 million used to fund loan and investment securities growth and increased average Customer repurchase agreements of $13.3 million. This increase was partially offset by a decrease in average reverse repurchase agreements of $54.5 million.

NET INTEREST INCOME
-------------------

Net interest income was $11.9 million for the three months ended March 31, 2005, as compared to $10.3 million for the three months ended March 31, 2004. The net interest margin was 3.68% for the three months ended March 31, 2005, compared to 3.58% for the three months ended March 31, 2004.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the three months ended March 31, 2004 and 2005:

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2004 AND 2005 - CONTINUED
-----------------------------------

NET INTEREST INCOME - CONTINUED
-------------------------------

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                2004                                     2005
                                                ----                                     ----
                              Average         Income/      Yield/        Average        Income/         Yield/
                            Balance (1)       Expense       Rate       Balance (1)      Expense         Rate
                            -----------       -------       ----       -----------      -------         ----
Assets
Earning assets
  Loans (2)                 $  741,855      $   11,320      6.10%      $  842,846      $   13,364       6.34%
  Investment
    Securities, MBS
    Securities and
    Other (3)                  405,504           4,835      4.77%         454,434           5,548       4.88%
                            ----------      ----------                 ----------      ----------
Total earning assets        $1,147,359      $   16,155      5.63%       1,297,280      $   18,912       5.83%
                            ==========      ----------                 ==========      ----------

Liabilities
  Deposits                     681,160           2,471      1.45%         820,735           2,939       1.43%
  Borrowings                   457,929           3,377      2.95%         480,771           4,077       3.39%
                            ----------      ----------                 ----------      ----------
Total interest-bearing
  Liabilities               $1,139,089           5,848      2.05%      $1,301,506           7,016       2.16%
                            ==========      ----------                 ==========      ----------

Net interest income                         $   10,307                                 $   11,896
                                            ==========                                 ==========
Net interest margin                                         3.58%                                       3.68%
Net yield on earning                                        3.59%                                       3.67%
  Assets

(1)   The average balances are derived from monthly balances.

(2)   Nonaccrual loans are included in average balances for yield computations.

(3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses increased from $500,000 for the three months ended March 31, 2004, to $625,000 for the three months ended March 31, 2005 primarily due to growth in loan balances at March 31, 2005. The allowance for loan losses as a percentage of loans was 1.36% at March 31, 2005 as compared to 1.41% at March 31, 2004. The allowance as a percentage of loans declined due to improving economic conditions and the risk factors related to the underlying portfolio. Loans delinquent 90 days or more were $7.1 million or .82% of total loans at March 31, 2005, compared to $6.1 million or .79% of total loans at March 31, 2004. The allowance for loan losses was 165% of loans delinquent more than 90 days at March 31, 2005, compared to 177% at March 31, 2004. Net charge-offs for the three months ended March 31, 2005 were $269,000 compared to $59,000 for the three months ended March 31, 2004. Management believes that the current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

OTHER INCOME
------------

For the three months ended March 31, 2005, other income was $3.3 million compared to $2.4 million for the three months ended March 31, 2004. Fees and service charges from deposit accounts increased $544,000 or 62% to $1.4 million for the three months ended March 31, 2005, compared to $879,000 for the three months ended March 31, 2004. The majority of this

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2004 AND 2005 - CONTINUED
-----------------------------------

OTHER INCOME, CONTINUED
-----------------------

increase is due to fee income from increased personal checking accounts. In the first two quarters of fiscal 2005, checking account balances grew approximately 23%. Gain on sale of loans was $244,000 for the quarter ended March 31, 2005, compared to $359,000 for the quarter ended March 31, 2004. Gains on sales of securities available for sale were $88,000 for the quarter ended March 31, 2005, compared to losses of $67,000 for the quarter ended March 31, 2004. Other income was $744,000 for the three months ended March 31, 2005, as compared to $718,000 for the three months ended March 31, 2004. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the three months ended March 31, 2005 and $0 for the three months ended March 31, 2004. The increase was primarily due to increased fee income from ATM activity and debit card transaction fee income.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $6.7 million for the quarter ended March 31, 2004 compared to $8.3 million for the quarter ended March 31, 2005. Salaries and employee benefits were $4.0 million for the three months ended March 31, 2004, as compared to $4.5 million for the three months ended March 31, 2005, an increase of 12.1%, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, Associates in new branches, and normal salary increases. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased $323,000, including increased depreciation of $145,000, when comparing the two periods. Marketing expenses were $197,000 for the three months ended March 31, 2004, compared to $482,000 for the three months ended March 31, 2005. This is primarily attributed to the Bank's "Totally Free Checking With a Gift" initiative; introduction of Penny Pavilion, the Bank's free coin counting service; marketing of the Bank's expanded banking hours, including Saturday banking at all Bank branches; and marketing of the Bank's new branch in Wilmington, NC. The Bank's "Totally Free Checking With a Gift" promotion involves significant direct mail advertising as well as direct media advertising. Other expenses were $892,000 for the quarter ended March 31, 2004 compared to $1.5 million for the quarter ended March 31, 2005. Other expense increased due to increased debit card and ATM transaction expenses of $75,000, loss on write-off of signage related to the Bank's re-branding efforts in conjunction with the initiation of "6 Day Branch Banking" of $122,000, increased costs incurred related to compliance with Sarbanes-Oxley of $130,000 and increased deposit account losses of $111,000. The increase in net deposit losses and increased debit card and ATM transaction expenses are tied directly to the increased number of personal checking accounts. The Bank expects to incur similar increased professional expenses related to the implementation of Sarbanes-Oxley compliance throughout the remainder of the year.

INCOME TAXES
------------

Income taxes were $1.8 million for the three months ended March 31, 2004 compared to $2.2 million for the three months ended March 31, 2005. The effective income tax rate as a percentage of pretax income was 33.24% and 34.24% for the quarters ended March 31, 2004 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes, and the increase in the current quarter earnings over the comparable prior year earnings that are subject to higher incremental tax rates.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
MARCH 31, 2004 AND 2005 - CONTINUED
-----------------------------------

INCOME TAXES, CONTINUED
-----------------------

The statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2004 AND 2005
-----------------------

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 2005, increased to $36.9 million as compared to $31.7 million for the six months ended March 31, 2004. The earning asset yield for the six months ended March 31, 2005, was 5.78% compared to a yield of 5.61% for the six months ended March 31, 2004. The average yield on loans receivable for the six months ended March 31, 2005, was 6.25% compared to 6.16% for the six months ended March 31, 2004. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 5.75% at March 31, 2005, compared to 4.00% at March 31, 2004. Due to a decline in amortization of premiums on investment securities due to slower prepayments in fiscal 2005, the yield on investments increased to 4.89% for the six months ended March 31, 2005, from 4.61% for the six months ended March 31, 2004. Total average interest-earning assets were $1.3 billion for the six months ended March 31, 2005 as compared to $1.1 billion for the six months ended March 31, 2004. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $108.4 million resulting primarily from growth in the commercial loan portfolio and an increase in investment securities of approximately $36.8 million, primarily funded by borrowings.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $13.4 million for the six months ended March 31, 2005, as compared to $11.6 million for the six months ended March 31, 2004. The average cost of deposits for the six months ended March 31, 2005, was 1.37% compared to 1.47% for the six months ended March 31, 2004. The cost of interest-bearing liabilities was 2.11% for the six months ended March 31, 2005 compared to 2.06% for the six months ended March 31, 2004. The cost of FHLB advances, reverse repurchase agreements and other borrowings was 3.68%, 2.15% and 5.37%, respectively, for the six months ended March 31, 2005. For the six months ended March 31, 2004, the cost of FHLB advances, reverse repurchase agreements and other borrowings was 3.89%, 1.51% and 4.31%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At March 31, 2005, the federal funds rate was 2.96% compared to 1.05% at March 31, 2004. Total average interest-bearing liabilities increased from $1.1 billion at March 31, 2004 to $1.3 billion at March 31, 2005. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $101.5 million as a result of the Company's focus on checking growth, increased average FHLB advances of $84.6 million used to fund loan and investment securities growth and increased average Customer repurchase agreements of $8.3 million. This increase was partially offset by a decrease in average reverse repurchase agreements of $51.4 million.

NET INTEREST INCOME
-------------------

Net interest income was $23.4 million for the six months ended March 31, 2005, as compared to $20.1 million for the six months ended March 31, 2004. The net interest margin was 3.67% for the six months ended March 31, 2005, compared to 3.55% for the six months ended March 31, 2004.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2004 AND 2005 - CONTINUED
-----------------------------------

NET INTEREST INCOME - CONTINUED
-------------------------------

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the six months ended March 31, 2004 and 2005:

                                                         Six Months Ended March 31,
                                                         --------------------------
                                                2004                                     2005
                                                ----                                     ----
                             Average          Income/      Yield/       Average         Income/       Yield/
                           Balance (1)        Expense       Rate       Balance (1)      Expense        Rate
                           -----------        -------       ----       -----------      -------        ----
Assets
Earning assets
  Loans (2)                 $  727,430      $   22,398      6.16%      $  835,820      $   26,104      6.25%
  Investment
    Securities, MBS
    Securities and
    Other (3)                  403,023           9,294      4.61%         439,783          10,753      4.89%
                            ----------      ----------                 ----------      ----------
Total earning assets        $1,130,453      $   31,692      5.61%      $1,275,603      $   36,857      5.78%
                            ==========      ----------                 ==========      ----------

Liabilities
  Deposits                     691,148           5,065      1.47%         792,635           5,434      1.37%
  Borrowings                   431,753           6,509      3.02%         481,365           8,011      3.33%
                            ----------      ----------                 ----------      ----------
Total interest-bearing
  Liabilities               $1,122,901          11,574      2.06%      $1,274,000          13,445      2.11%
                            ==========      ----------                 ==========      ----------

Net interest income                         $   20,118                                 $   23,412
                                            ==========                                 ==========
Net interest margin                                         3.55%                                      3.67%
Net yield on earning                                        3.56%                                      3.67%
  Assets

(1)   The average balances are derived from monthly balances.

(2)   Nonaccrual loans are included in average balances for yield computations.

(3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses decreased $75,000 from $1.1 million for the six months ended March 31, 2004, to $975,000 for the six months ended March 31, 2005 primarily due to improving economic conditions and the risk factors related to the underlying portfolio. The allowance for loan losses as a percentage of loans was 1.36% at March 31, 2005 as compared to 1.41% at March 31, 2004. Loans delinquent 90 days or more were $7.1 million or .82% of total loans at March 31, 2005, compared to $6.1 million or 0.79% of total loans at March 31, 2004. The allowance for loan losses was 165% of loans delinquent more than 90 days at March 31, 2005, compared to 177% at March 31, 2004. Net charge-offs for the six months ended March 31, 2005 were $284,000 compared to $124,000 for the six months ended March 31, 2004. Management believes that the current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2004 AND 2005 - CONTINUED
-----------------------------------

OTHER INCOME
------------

For the six months ended March 31, 2005, other income was $6.1 million compared to $4.8 million for the six months ended March 31, 2004. Fees and service charges from deposit accounts increased $731,000 or 41% to $2.5 million for the six months ended March 31, 2005, compared to $1.8 million for the six months ended March 31, 2004. The majority of this increase is due to fee income from increased personal checking accounts. In the first two quarters of fiscal 2005, checking account balances grew approximately 23%. During the six months ended March 31, 2004, the Company securitized mortgage loans into mortgage-backed securities ("MBS") and then sold the MBS and sold loans aggregating $32.2 million of loans held for sale compared to $28.5 million for the six months ended March 31, 2005. Gain on sale of loans was $554,000 for the six months ended March 31, 2005, compared to $800,000 for the six months ended March 31, 2004. Gains on sales of securities were $246,000 for the six months ended March 31, 2005, compared to losses of $267,000 for the six months ended March 31, 2004. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the six months ended March 31, 2005 and $0 for the six months ended March 31, 2004. Other income was $1.4 million for the six months ended March 31, 2005, as compared to $1.3 million for the six months ended March 31, 2004. The increase was primarily due to increased fee income from ATM activity and debit card transaction fee income.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $13.3 million for the six months ended March 31, 2004 compared to $16.1 million for the six months ended March 31, 2005. Salaries and employee benefits were $8.0 million for the six months ended March 31, 2004, as compared to $8.9 million for the six months ended March 31, 2005, an increase of 11.5%, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, Associates in new branches and normal salary increases. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased $534,000, including increased depreciation of $193,000, when comparing the two periods. Marketing expenses were $379,000 for the six months ended March 31, 2004, compared to $993,000 for the six months ended March 31, 2005. This is primarily attributed to the Bank's "Totally Free Checking With a Gift" initiative; introduction of Penny Pavilion, the Bank's free coin counting service; marketing of the Bank's expanded banking hours, including Saturday banking at all Bank branches; and marketing of the Bank's new branch in Wilmington, NC. The Bank's "Totally Free Checking With a Gift" promotion involves significant direct mail advertising as well as direct media advertising. Other expenses were $1.8 million for the six months ended March 31, 2004 compared to $2.5 million for the six months ended March 31, 2005. Other expense increased due to increased debit card and ATM transaction expenses of $160,000, loss on write-off of signage related to the Bank's re-branding efforts in conjunction with the initiation of "6 Day Branch Banking" of $122,000, costs incurred related to compliance with Sarbanes-Oxley of $130,000 and increased deposit account losses of $175,000. The increase in net deposit losses are tied directly to the increased number of personal checking accounts. The Bank expects to incur similar increased professional expenses related to the implementation of Sarbanes-Oxley compliance throughout the remainder of the year.

INCOME TAXES
------------

Income taxes were $3.5 million for the six months ended March 31, 2004 compared to $4.3 million for the six months ended March 31, 2005. The effective income tax rate as a percentage of pretax income was 33.24% and 34.25% for the six months ended March 31, 2004 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes, and the increase in the current six months earnings over the comparable prior year earnings that are subject to higher incremental tax rates.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE SIX MONTHS ENDED
---------------------------------------------------------------------------
MARCH 31, 2004 AND 2005 - CONTINUED
-----------------------------------

INCOME TAXES - CONTINUED
------------------------

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

                                                                                     Categorized as "Well
                                                                                     Capitalized" under
                                                                 For Capital          Prompt Corrective
                                           Actual              Adequacy Purposes      Action Provision
                                           ------              -----------------      ----------------

                                   Amount       Ratio        Amount       Ratio       Amount       Ratio
                                   ------       -----        ------       -----       ------       -----
                                                          (Dollars In Thousands)
As of March 31, 2005:
 Total Capital:                   $114,321      13.50%      $67,759       8.00%      $84,699      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $104,326      12.32%          N/A        N/A       $50,819       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                  $104,326       7.19%      $43,540       3.00%      $72,510       5.00%
   (To Total Assets)
 Tangible Capital:                $104,326       7.19%      $21,770       1.50%          N/A        N/A
   (To Total Assets)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments," which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in 2005.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS, CONTINUED
-----------------------------------------------------

disclosures, which are found in Notes 2 and 3 of this report. The initial adoption of this issue, which excludes paragraphs 10-20 did not have a material impact on the financial condition or results of operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of October 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. The Company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its financial condition or results of operations.

On March 29, 2005 the SEC Staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. The Company is currently evaluating the expected impact that SAB 107 will have on its financial condition or results of operations.

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

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to four hundred basis point increase or decrease in market interest rates. The following table presents the Bank's change in NPV as computed by the OTS for various rate shock levels as of March 31, 2005.

PART I. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED
-----------------------------------------------------------------------------

                                             Board                 Board               Market           Market
                                             Limit                 Limit               Value            Value
                                          Minimum NPV             Maximum            Of Assets        Portfolio         NPV
     Change in interest rates                Ratio            Decline in NPV          03/31/05         03/31/05        Ratio
-------------------------------          -------------       -----------------      ------------      -----------      ------
300 basis point rise                         5.00%                400 BPS             $1,444,364         $133,513        9.24%
200 basis point rise                         6.00%                300 BPS             $1,469,666         $149,417       10.17%
100 basis point rise                         6.00%                250 BPS             $1,494,371         $161,914       10.83%
No change                                    6.00%                                    $1,516,427         $175,471       11.57%
100 basis point decline                      6.00%                250 BPS             $1,531,338         $181,937       11.88%
200 basis point decline                      6.00%                300 BPS                    N/A              N/A          N/A
300 basis point decline                      6.00%                350 BPS                    N/A              N/A          N/A

The preceding table indicates that at March 31, 2005, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase minimally. Values for the 200 and 300 basis point decline are not indicated due to the level of interest rates at March 31, 2005. At March 31, 2005, the Bank's estimated changes in NPV were within the limits established by the Board of Directors.

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

Item 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no material changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings
        -----------------

      The Company is a defendant in one lawsuit related to activities in the Bank, arising out of the normal course of business. The subsidiaries are also defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the Company and its subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      Not Applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      At the Company's annual stockholders' meeting held on January 25, 2005 the following items were ratified:

      The election of directors of all nominees: E. Lawton Benton and James P. Creel.

      At the meeting, a total of 15,935,823 votes were entitled to be cast. Votes for E. Lawton Benton were 13,619,108 with 58,734 withheld; votes for James P. Creel were 13,362,100 with 315,742 withheld. The directors whose terms continued and the years their terms expire are as follows: G. David Bishop (2006), James T. Clemmons (2006), Frank A. Thompson, II (2006), J. Robert Calliham (2007), James H. Dusenbury (2007) and Michael C. Gerald
      (2007).

Item 5. Other Information
        -----------------

      Not Applicable.

Item 6. Exhibits
        --------

      Exhibits

          3 (a)       Certificate of Incorporation of Coastal Financial
                      Corporation (1)

            (b) Certificate of Amendment to Certificate of Incorporation of Coastal Financial Corporation (4)

            (c)       Bylaws of Coastal Financial Corporation (1)

         10 (a)       Employment Agreement with Michael C. Gerald (6)

            (b)       Employment Agreement with Jerry L. Rexroad (6)

            (c)       Employment Agreement with Phillip G. Stalvey (6)

            (d)       Employment Agreement with Jimmy R. Graham (6)

            (e)       Employment Agreement with Steven J. Sherry (6)

            (f)       1990 Stock Option Plan (2)

            (g)       Directors Performance Plan (3)

            (h)       Coastal Financial Corporation 2000 Stock Option Plan (5)

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

Item 6. Exhibits, continued
        -------------------

      (1) Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

      (2) Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

      (3) Incorporated by reference to the definitive proxy statement for the 1996 Annual Meeting of Stockholders.

      (4) Incorporated by reference to March 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

      (5) Incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Stockholders filed December 22, 1999.

      (6) Incorporated by reference to 2003 Form 10-K filed with Securities and Exchange Commission on December 22, 2003.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COASTAL FINANCIAL CORPORATION


         May 10, 2005                       /s/ Michael C. Gerald
         ------------                      ----------------------
         Date                              Michael C. Gerald
                                           President and Chief Executive Officer


         May 10, 2005                       /s/ Jerry L. Rexroad
         ------------                      ---------------------
         Date                              Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer