Form 10-Q
period 2005-06-30
COASTAL FINANCIAL CORP /DE
filed 2005-08-09
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           State of Delaware                           57-0925911
    -------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

   2619 OAK STREET, MYRTLE BEACH, S. C.                   29577
 ----------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (843) 205-2000
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

                    YES |X|      NO |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2005.

Common Stock $.01 Par Value Per Share                         17,671,273 Shares
--------------------------------------------------------------------------------
(Class)                                                          (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS                                                              PAGE
-----------------                                                              ----
PART I- Financial Information
Item
     1.  Consolidated Financial Statements (unaudited):

         Consolidated Statements of Financial Condition
         as of September 30, 2004 and June 30, 2005                               3

         Consolidated Statements of Operations for the three
         months ended June 30, 2004 and 2005                                      4

         Consolidated Statements of Operations for the nine
         months ended June 30, 2004 and 2005                                      5

         Consolidated Statements of Stockholders' Equity
         and Comprehensive Income for the nine months ended
         June 30, 2004 and 2005                                                   6

         Consolidated Statements of Cash Flows for the nine
         months ended June 30, 2004 and 2005                                    7-8

         Notes to Consolidated Financial Statements                            9-14

     2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  15-28

     3.  Quantitative and Qualitative Disclosures About                       28-29
         Market Risk

     4.  Controls and Procedures                                                 29

Part II - Other Information
Item
     1.  Legal Proceedings                                                       29

     2.  Unregistered Sales of Equity Securities and Use of Proceeds             29

     3.  Defaults Upon Senior Securities                                         29

     4.  Submission of Matters to a Vote of Securities Holders                   30

     5. Other Information                                                        30

     6.  Exhibits                                                                30

Signatures                                                                       31

Exhibits

     31(a)   Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)    32

       (b)   Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)    33

     32(a)   Section 1350 Certification (Chief Executive Officer)                34

       (b)   Section 1350 Certification (Chief Financial Officer)                35

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            September 30,          June 30,
                                                                2004                 2005
                                                                ----                 ----
                                                                         (Unaudited)
                                                                        (In thousands,
                                                                      Except share data)
ASSETS:
Cash and amounts due from banks                             $      28,383       $      37,807
Short-term interest-bearing deposits                                1,251              19,743
Fed funds sold                                                         18               1,842
Investment securities available for sale                           23,449              21,876
Mortgage-backed securities available for sale                     374,283             403,736
Investment securities held to maturity                              7,840              10,000
Loans receivable (net of allowance for loan
  losses of $11,077 at September 30, 2004 and
  $11,854 at June 30, 2005)                                       790,730             902,702
Loans receivable held for sale                                      8,246               9,126
Real estate acquired through foreclosure                              785                 522
Office property and equipment, net                                 18,844              21,828
Federal Home Loan Bank stock, at cost                              16,900              15,527
Accrued interest receivable on loans                                2,877               3,622
Accrued interest receivable on securities                           2,473               2,290
Cash value of life insurance                                       21,627              22,336
Other assets                                                        7,779              13,101
                                                            -------------       -------------
                                                            $   1,305,485       $   1,486,058
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                    $     753,379       $   1,007,606
Securities sold under agreements to repurchase                    107,173              65,018
Advances from Federal Home Loan Bank                              328,507             283,507
Junior subordinated debt                                           15,464              15,464
Drafts outstanding                                                  2,792               4,162
Advances by borrowers for property taxes and insurance              1,750               1,414
Accrued interest payable                                            1,502               2,730
Other liabilities                                                   9,570              10,328
                                                            -------------       -------------
                                                                1,220,137           1,390,229
                                                            -------------       -------------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares authorized
  and unissued                                                         --                  --
Common stock, $.01 par value, 25,000,000 shares
  authorized; 17,486,784 shares at September 30, 2004
  and 17,668,277 shares at June 30, 2005 issued
  and outstanding                                                     175                 177
Additional paid-in capital                                         10,624              11,170
Retained earnings, restricted                                      73,533              82,998
Treasury stock, at cost (108,557 shares at
  September 30, 2004 and zero at June 30, 2005)                    (1,182)                 --
Accumulated other comprehensive income,
  net of tax                                                        2,198               1,484
                                                            -------------       -------------
  Total stockholders' equity                                       85,348              95,829
                                                            -------------       -------------
                                                            $   1,305,485       $   1,486,058
                                                            =============       =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2005

                                                                  2004               2005
                                                                  ----               ----
                                                                          (Unaudited)
                                                                        (In thousands,
                                                                       Except per share)
Interest income:
   Loans receivable                                           $     11,783       $     14,807
   Investment securities                                               750              1,277
   Mortgage-backed securities                                        4,107              4,147
   Other                                                                21                106
                                                              ------------       ------------
Total interest income                                               16,661             20,337
                                                              ------------       ------------

Interest expense:
   Deposits                                                          2,445              3,856
   Securities sold under agreements to repurchase                      486                760
   Advances from Federal Home Loan Bank                              2,800              2,981
   Other borrowings                                                    161                234
                                                              ------------       ------------
Total interest expense                                               5,892              7,831
                                                              ------------       ------------
   Net interest income                                              10,769             12,506
Provision for loan losses                                              200                550
                                                              ------------       ------------
   Net interest income after provision for loan losses              10,569             11,956
                                                              ------------       ------------

Other income:
   Fees and service charges on loan and deposit accounts               964              1,611
   Gain on sales of loans held for sale                                315                215
   Loss on sales of investment securities available
     for sale and mortgage-backed securities available
     for sale                                                         (440)              (127)
   Gain(loss) from real estate owned, net                               96                (28)
   Income from sales of non-depository products                        416                441
   Federal Home Loan Bank stock dividends                              132                183
   Other income                                                        638                806
                                                              ------------       ------------
                                                                     2,121              3,101
                                                              ------------       ------------

General and administrative expenses:
   Salaries and employee benefits                                    4,003              4,612
   Net occupancy, furniture and fixtures and data
     processing expenses                                             1,482              1,968
   FDIC insurance premium                                               26                 26
   Marketing expenses                                                  247                463
   Other expense                                                     1,015              1,351
                                                              ------------       ------------
                                                                     6,773              8,420
                                                              ------------       ------------
Income before income taxes                                           5,917              6,637
Income taxes                                                         2,018              2,281
                                                              ------------       ------------
Net income                                                    $      3,899       $      4,356
                                                              ============       ============

Net income per common share:
   Basic                                                      $        .22       $        .25
                                                              ============       ============
   Diluted                                                    $        .21       $        .23
                                                              ============       ============

Weighted average common shares outstanding:
   Basic                                                        17,430,000         17,657,000
                                                              ============       ============
   Diluted                                                      18,356,000         18,634,000
                                                              ============       ============

Dividends per share                                           $       .041       $        .05
                                                              ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2005

                                                                    2004               2005
                                                                    ----               ----
                                                                          (Unaudited)
                                                                         (In thousands,
                                                                       Except per share)
Interest income:
   Loans receivable                                             $     34,182       $     40,911
   Investment securities                                               2,062              3,652
   Mortgage-backed securities                                         12,048             12,403
   Other                                                                  60                229
                                                                ------------       ------------
Total interest income                                                 48,352             57,195
                                                                ------------       ------------

Interest expense:
   Deposits                                                            7,510              9,290
   Securities sold under agreements to repurchase                      1,662              2,074
   Advances from Federal Home Loan Bank                                7,811              9,277
   Other borrowings                                                      483                637
                                                                ------------       ------------
Total interest expense                                                17,466             21,278
                                                                ------------       ------------
   Net interest income                                                30,886             35,917
Provision for loan losses                                              1,250              1,525
                                                                ------------       ------------
   Net interest income after provision for loan losses                29,636             34,392
                                                                ------------       ------------

Other income:
   Fees and service charges on loan and deposit accounts               2,746              4,124
   Gain on sales of loans held for sale                                1,115                769
   Gain (loss) on sales of investment securities available
     for sale and mortgage-backed securities available
     for sale                                                           (707)               119
   Gain on investment security held to maturity
     called by issuer                                                     --                160
   Gain(loss) from real estate owned                                       5                (72)
   Income from sales of non-depository products                        1,441              1,371
   Federal Home Loan Bank stock dividends                                362                534
   Other income                                                        1,917              2,199
                                                                ------------       ------------
                                                                       6,879              9,204
                                                                ------------       ------------

General and administrative expenses:
   Salaries and employee benefits                                     12,006             13,532
   Net occupancy, furniture and fixtures and data
     processing expenses                                               4,547              5,567
   FDIC insurance premium                                                 79                 79
   FHLB prepayment penalties                                              77                 --
   Marketing expenses                                                    625              1,456
   Other expense                                                       2,784              3,886
                                                                ------------       ------------
                                                                      20,118             24,520
                                                                ------------       ------------
Income before income taxes                                            16,397             19,076
Income taxes                                                           5,502              6,541
                                                                ------------       ------------
Net income                                                      $     10,895       $     12,535
                                                                ============       ============

Net income per common share:
   Basic                                                        $        .63       $        .71
                                                                ============       ============
   Diluted                                                      $        .60       $        .68
                                                                ============       ============

Weighted average common shares outstanding:
   Basic                                                          17,293,000         17,558,000
                                                                ============       ============
   Diluted                                                        18,266,000         18,545,000
                                                                ============       ============

Dividends per share                                             $       .124       $        .14
                                                                ============       ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2005

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                         Compre-
                                                           Additional                                    hensive           Total
                                              Common         Paid-In       Retained       Treasury        Income       Stockholders'
                                              Stock          Capital       Earnings        Stock          (Loss)          Equity
                                             --------      ----------      --------       --------     ------------    -------------
                                                                                (Unaudited)
                                                                               (In thousands)
Balance at September
  30, 2003                                   $    172       $ 10,192       $ 63,030        $ (3,375)     $  3,688        $ 73,707
Net income                                         --             --         10,895              --            --          10,895
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $2,990                             --             --             --              --        (4,878)             --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of tax benefit of $269                        --             --             --              --          (438)             --
                                                                                                         --------
Other comprehensive loss                           --             --             --              --        (5,316)         (5,316)
                                                                                                         --------        --------
Comprehensive income                               --             --             --              --            --           5,579
                                                                                                                         --------
Exercise of stock
  options                                           2            296         (1,176)          1,867            --             989
Cash dividends                                     --             --         (2,153)             --            --          (2,153)
                                             --------       --------       --------        ------        --------        --------
Balance at June
  30, 2004                                   $    174       $ 10,488       $ 70,596        $ (1,508)     $ (1,628)       $ 78,122
                                             ========       ========       ========        ========      ========        ========

Balance at September
  30, 2004                                   $    175       $ 10,624       $ 73,533        $ (1,182)     $  2,198        $ 85,348
Net income                                         --             --         12,535              --            --          12,535
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $543                               --             --             --              --          (887)             --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $106                              --             --             --              --           173              --
                                                                                                         --------
Other comprehensive income                         --             --             --              --          (714)           (714)
                                                                                                         --------        --------
Comprehensive income                               --             --             --              --            --          11,821
                                                                                                                         --------
Exercise of stock
  options                                           2            546           (602)          1,182            --           1,128
Cash dividends                                     --             --         (2,468)             --            --          (2,468)
                                             --------       --------       --------        ------        --------        --------
Balance at June
  30, 2005                                   $    177       $ 11,170       $ 82,998        $     --      $  1,484        $ 95,829
                                             ========       ========       ========        ========      ========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2005

                                                                              2004              2005
                                                                              ----              ----
                                                                                  (Unaudited)
                                                                                 (In thousands)
Cash flows from operating activities:
   Net income                                                              $   10,895        $   12,535
   Adjustments to reconcile net income to net cash
     Used in operating activities:
     Depreciation                                                               1,611             2,010
     Provision for loan losses                                                  1,250             1,525
     (Gain) loss on sale of investment securities
       available for sale and mortgage-backed securities
       available for sale                                                         707              (119)
     Gain on call of investment security called
       by issuer                                                                   --              (160)
     Gain on sale of real estate acquired through foreclosure                      --               (11)
     Loss on disposal of office properties and equipment                           --               124
   Prepayment penalties on FHLB advances                                           77                --
   Origination of loans receivable held for sale                              (42,896)          (46,843)
   Proceeds from sales of loans receivable held for sale                       22,465            12,306
   Recovery from write-down of mortgage
     servicing rights                                                             (81)             (223)
   (Increase) decrease in:
       Cash value of life insurance                                              (720)             (709)
       Accrued interest receivable                                               (346)             (562)
       Other assets                                                            (3,984)           (5,098)
   Increase (decrease) in:
       Accrued interest payable                                                    80             1,228
       Other liabilities                                                         (572)            1,314
                                                                           ----------        ----------
Net cash used in operating activities                                         (11,514)          (22,683)
                                                                           ----------        ----------

Cash flows from investing activities:
   Proceeds from sales of investment securities available
     for sale                                                                   1,893             3,643
   Proceeds from issuer call of investment securities
     available for sale                                                         2,000             1,950
   Proceeds from issuer call of investment securities held
     to maturity                                                                   --             8,000
   Purchases of investment securities available for sale                       (5,371)           (3,659)
   Purchases of investment securities held to maturity                             --           (10,000)
   Proceeds from sales of mortgage-backed securities
     available for sale                                                       143,190           179,049
   Purchases of mortgage-backed securities available for sale                (206,612)         (243,250)
   Principal collected on mortgage-backed securities
     available for sale                                                        91,008            66,892
   Origination of loans receivable, net                                      (424,686)         (587,153)
   Proceeds from sale of commercial loan participations                            --            19,456
   Principal collected on loans receivable                                    329,366           453,382
   Purchase of bank-owned life insurance                                       (4,500)               --
   Proceeds from sales of real estate acquired through
     foreclosure, net                                                           1,087             1,092
   Purchases of office properties and equipment                                (3,147)           (5,118)
   Proceeds from sales of office properties and equipment                          58                --
   Purchase of feds fund sold                                                      --            (1,824)
   Change in FHLB stock, net                                                     (661)            1,373
                                                                           ----------        ----------
Net cash used in investing activities                                         (76,375)         (116,167)
                                                                           ----------        ----------

                                                                     (CONTINUED)

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2005 (CONTINUED)

                                                                         2004                2005
                                                                         ----                ----
                                                                                (Unaudited)
                                                                               (In thousands)
Cash flows from financing activities:
   Increase in deposits                                              $    66,978         $   254,227
   Decrease in securities sold under agreements
     to repurchase, net                                                   (9,583)            (42,155)
   Proceeds from FHLB advances                                           533,176             544,400
   Repayment of FHLB advances                                           (493,248)           (589,400)
   Repayment of other borrowings                                             (81)                 --
   Prepayment penalties on early extinguishment of debt                      (77)                 --
   Decrease in advance payments by borrowers for
     Property taxes and insurance, net                                      (333)               (336)
   Increase in drafts outstanding, net                                       630               1,370
   Cash dividends to stockholders                                         (2,153)             (2,468)
   Proceeds from exercise of stock options                                   989               1,128
                                                                     -----------         -----------
Net cash provided by financing activities                                 96,298             166,766
                                                                     -----------         -----------
Net increase (decrease) in cash and cash equivalents                       8,409              27,916
Cash and cash equivalents at beginning of period                          21,575              29,634
                                                                     -----------         -----------
Cash and cash equivalents at end of period                           $    29,984         $    57,550
                                                                     ===========         ===========

Supplemental information:
   Interest paid                                                     $    17,386         $    20,050
                                                                     ===========         ===========
   Income taxes paid                                                 $     5,638         $     5,040
                                                                     ===========         ===========

Supplemental schedule of non-cash investing and financing transactions:

   Securitization of mortgage loans into mortgage-backed
     Securities                                                      $    31,736         $    33,657
                                                                     ===========         ===========

   Transfer of mortgage loans to real estate acquired
     Through foreclosure                                             $       515         $       818
                                                                     ===========         ===========

   Increase in other assets and junior subordinated debt
     resulting from deconsolidation under FIN 46R                    $       464         $        --
                                                                     ===========         ===========

   Unrealized gain (loss) in investment securities and
     mortgage-backed securities available for sale,
     net of tax                                                      $    (4,878)        $      (887)
                                                                     ===========         ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three-month and the nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' (the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2004, included in the Company's 2004 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality deterioration. Securities with continuous losses less than 12 months at September 30, 2004 consisted of four securities with an aggregate unrealized loss of $3,000. There were no securities with continuous losses less than twelve months at June 30, 2005. Securities with continuous losses 12 months or longer at September 30, 2004 consisted of ten securities with an aggregate unrealized loss of $81,000. Securities with continuous losses 12 months or longer at June 30, 2005 consisted of six securities with an aggregate unrealized loss of $27,000. None of the individual investment securities had an unrealized loss that exceeded 5% of its amortized cost at either date.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

                                                                    September 30, 2004
                                -----------------------------------------------------------------------------------------
                                    Less than 12 Months             12 Months or Longer                   Total
                                -------------------------       -------------------------       -------------------------
                                                                     (Unaudited)
                                                               (Dollars in thousands)
                                   Fair         Unrealized        Fair          Unrealized         Fair         Unrealized
                                  Value           Losses          Value            Losses         Value            Losses
                                  -----           ------          -----            ------         -----            ------
Collateralized Mortgage         $  29,362            (221)          2,113             (98)         31,475            (319)
  Obligations
FNMA                               21,027            (116)         22,117            (545)         43,144            (661)
GNMA                                6,456              (5)             --              --           6,456              (5)
FHLMC                              46,457            (226)         20,829            (567)         67,286            (793)
                                ---------       ---------       ---------       ---------       ---------       ---------
                                $ 103,302            (568)         45,059          (1,210)        148,361          (1,778)
                                =========       =========       =========       =========       =========       =========

                                                                   June 30, 2005
                                -----------------------------------------------------------------------------------------
                                    Less than 12 Months             12 Months or Longer                   Total
                                -------------------------       -------------------------       -------------------------
                                                                     (Unaudited)
                                                               (Dollars in thousands)
                                   Fair         Unrealized        Fair          Unrealized         Fair         Unrealized
                                  Value           Losses          Value            Losses         Value            Losses
                                  -----           ------          -----            ------         -----            ------
Collateralized Mortgage         $  34,183            (101)         14,140            (122)         48,323            (223)
  Obligations
FNMA                               25,846            (140)         36,548            (538)         62,394            (678)
GNMA                               32,751            (158)          2,051              (2)         34,802            (160)
FHLMC                              29,398            (190)         23,032            (280)         52,430            (470)
                                ---------       ---------       ---------       ---------       ---------       ---------
                                $ 122,178            (589)         75,771            (942)        197,949          (1,531)
                                =========       =========       =========       =========       =========       =========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality deterioration. The unrealized losses are comprised of 25 securities at September 30, 2004 and 31 securities at June 30, 2005 that have had continuous losses of less than 12 months. There were 8 securities at September 30, 2004 and 21 securities at June 30, 2005, with continuous losses 12 months or longer. None of the individual investment securities had an unrealized loss that exceeded 5% of its amortized cost at either date.

(4) LOANS RECEIVABLE, NET

Loans receivable, net consists of the following:

                                                        September 30,            June 30,
                                                             2004                  2005
                                                        -------------          -----------
                                                                   (Unaudited)
                                                              (Dollars in thousands)
First mortgage loans:
   Single family to four family units                    $   329,287           $   356,757
   Land and land development                                  99,697               108,952
   Residential lots                                           29,839                33,183
   Other, primarily commercial real estate                   182,924               214,824
   Construction loans on residential properties               82,789               119,735
   Construction loans on commercial properties                10,503                10,998

Consumer and commercial loans:
   Installment consumer loans                                 18,024                19,591
   Mobile home loans                                           4,618                 4,213
   Savings account loans                                       2,058                 1,910
   Equity lines of credit                                     30,906                34,170
   Commercial and other loans                                 32,101                37,037
                                                         -----------           -----------
                                                             822,746               941,370
Less:
   Allowance for loan losses                                  11,077                11,854
   Deferred loan costs, net                                     (674)                 (408)
   Undisbursed portion of loans in process                    21,613                27,222
                                                         -----------           -----------

                                                         $   790,730           $   902,702
                                                         ===========           ===========

The changes in the allowance for loan losses consist of the following for the nine months ended:

                                                             Nine months Ended June 30,
                                                             --------------------------
                                                             2004                  2005
                                                             ----                  ----
                                                                     (Unaudited)
                                                                (Dollars in thousands)
Allowance at beginning of period                         $     9,832           $    11,077
Provision for loan losses                                      1,250                 1,525
                                                         -----------           -----------
Recoveries:
 Residential loans                                                --                    --
 Commercial loans                                                149                    22
 Consumer loans                                                   41                    66
                                                         -----------           -----------
   Total recoveries                                              190                    88
                                                         -----------           -----------
Charge-offs:
 Residential loans                                                --                    --
 Commercial loans                                                109                   504
 Consumer loans                                                  321                   332
                                                         -----------           -----------
   Total charge-offs                                             430                   836
                                                         -----------           -----------
   Net charge-offs                                               240                   748
                                                         -----------           -----------
 Allowance at end of period                              $    10,842           $    11,854
                                                         ===========           ===========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(4) LOANS RECEIVABLE, NET - CONTINUED

                                                             Nine months Ended June 30,
                                                             --------------------------
                                                               2004            2005
                                                               ----            ----
                                                                   (Unaudited)
Ratio of allowance to total net loans
 outstanding at the end of the period                          1.38%           1.30%
                                                               ====            ====

Ratio of net charge-offs to average
 total loans outstanding during the period (annualized)         .04%            .12%
                                                               ====            ====

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $4.8 million and $3.8 million at June 30, 2004 and 2005, respectively. For the nine months ended June 30, 2004 and 2005, interest income, which would have been recorded, would have been approximately $184,000 and $241,000, respectively, had non-accruing loans been current in accordance with their original terms.

At June 30, 2005 and 2004, impaired loans totaled $3.4 million. Included in the allowance for loan losses at June 30, 2005 was $553,000 related to impaired loans compared to $266,000 at June 30, 2004. The average recorded investment in impaired loans for the nine months ended June 30, 2005 was $3.9 million compared to $4.1 million for the nine months ended June 30, 2004. Interest income of $133,000 and $232,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2005. Interest income of $60,000 and $240,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2004.

(5) DEPOSITS

Deposits consist of the following:

                                    September 30, 2004                 June 30, 2005
                                ---------------------------     ---------------------------
                                                   Weighted                        Weighted
                                                    Average                         Average
                                   Amount            Rate         Amount             Rate
                                   ------            ----         ------             ----
                                                         (Unaudited)
                                                   (Dollars in thousands)
Checking accounts               $  233,128           0.22%      $  335,480           0.22%
Money market accounts              224,468           1.37          223,579           1.97
Statement savings accounts          55,205           0.80           74,604           1.22
Certificate accounts               240,578           2.49          373,943           3.03
                                ----------                      ----------
                                $  753,379           1.33%      $1,007,606           1.72%
                                ==========                      ==========

Included in certificate accounts ("CDs") are $125.5 million of brokered CDs at June 30, 2005. There were no brokered CDs at September 20, 2004. The average rate and remaining term of brokered CDs at June 30, 2005 was 3.19% and five months, respectively.

(6) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                    September 30, 2004                 June 30, 2005
                                ---------------------------     ---------------------------
                                                   Weighted                        Weighted
                                                    Average                         Average
                                   Amount            Rate         Amount             Rate
                                   ------            ----         ------             ----
                                                         (Unaudited)
                                                   (Dollars in thousands)
Maturing within:
1 year                          $   64,500           2.78%      $   14,742           5.13%
2 years                              4,177           2.79            3,294           2.53
3 years                             11,560           2.23            5,951           3.08
4 years                              3,977           3.18           29,130           2.15
5 years                             31,803           2.36           17,650           4.33
After 5 years                      212,490           4.20          212,740           4.21
                                ----------                      ----------
                                $  328,507           3.64%      $  283,507           4.01%
                                ==========                      ==========

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(6) ADVANCES FROM FEDERAL HOME LOAN BANK - CONTINUED

At September 30, 2004, and June 30, 2005, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $357.3 million and $433.1 million, respectively, as collateral for FHLB advances.

At June 30, 2005, included in the one, two, three, four, five, and after five years maturities were advances of $200.0 million, with a weighted average rate of 3.86%, subject to call provisions. Callable advances at June 30, 2005 are summarized as follows: $75.0 million callable in fiscal 2005, with a weighted average rate of 5.52%; $28.0 million callable in fiscal 2006, with a weighted average rate of 2.29%; $35.0 million callable in fiscal 2007, with a weighted average rate of 3.00%; $37.0 million callable in fiscal 2008 with a weighted average rate of 2.98%, and $25.0 million callable in fiscal 2009, with a weighted average rate of 3.13%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise.

(7) EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended June 30, 2004 and 2005 are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three and nine months ended June 30, 2004 and 2005 are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                      For the Quarter Ended June 30,
                                                               (Unaudited)

                                         2004                  2004      2005                  2005
                                         --------------------------      --------------------------
                                         BASIC              DILUTED      BASIC              DILUTED
                                         --------------------------      --------------------------
Weighted average shares outstanding      17,430,000      17,430,000      17,657,000      17,657,000

Effect of dilutive securities-
  Stock options                                  --         926,000              --         977,000
                                         --------------------------      --------------------------
                                         17,430,000      18,356,000      17,657,000      18,634,000
                                         ==========================      ==========================

                                                   For the Nine months Ended June 30,
                                                              (Unaudited)

                                         2004                  2004      2005                  2005
                                         --------------------------      --------------------------
                                         BASIC              DILUTED      BASIC              DILUTED
                                         --------------------------      --------------------------
Weighted average shares outstanding      17,293,000      17,293,000      17,558,000      17,558,000

Effect of dilutive securities-
  Stock options                                  --         973,000              --         987,000
                                         --------------------------      --------------------------
                                         17,293,000      18,266,000      17,558,000      18,545,000
                                         ==========================      ==========================

(8) STOCK BASED COMPENSATION

At June 30, 2005, the Company had a stock option plan that provides for stock options to be granted primarily to directors, officers and other key Associates. The plan is more fully described in Note 17 of the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended September 30, 2004. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                             2004             2005
                                                             ----             ----
                                                                   (Unaudited)
                                                              (Dollars in thousands)
Net income, as reported                                  $      3,899      $      4,356
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                               (156)             (201)
                                                         ------------      ------------
Pro forma net income                                     $      3,743      $      4,155
                                                         ============      ============

Basic earnings per share:
     As reported                                         $        .22      $        .25
                                                         ============      ============
     Pro forma                                           $        .21      $        .24
                                                         ============      ============

Diluted earnings per share:
     As reported                                         $        .21      $        .23
                                                         ============      ============
     Pro forma                                           $        .20      $        .22
                                                         ============      ============

                                                           Nine months Ended June 30,
                                                           --------------------------
                                                             2004             2005
                                                             ----             ----
                                                                   (Unaudited)
                                                              (Dollars in thousands)
Net income, as reported                                  $     10,895      $     12,535
Deduct: Total stock-based employee and director
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                               (442)             (577)
                                                         ------------      ------------
Pro forma net income                                     $     10,453      $     11,958
                                                         ============      ============

Basic earnings per share:
     As reported                                         $        .63      $        .71
                                                         ============      ============
     Pro forma                                           $        .60      $        .68
                                                         ============      ============

Diluted earnings per share:
     As reported                                         $        .60      $        .68
                                                         ============      ============
     Pro forma                                           $        .57      $        .64
                                                         ============      ============

(9) COMMON STOCK DIVIDEND

On July 30, 2004 and December 15, 2004, the Company declared 10% stock dividends, aggregating approximately 1,442,000 and 1,594,000 shares, respectively. All share and per share data have been retroactively restated for the stock dividends.

PART I. FINANCIAL INFORMATION
Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. These standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At June 30, 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 and 2005 was $5.5 million and $5.8 million, respectively.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans in the secondary market. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $6.5 million at June 30, 2005. The fair value of the loan commitments was an asset of approximately $50,000 at June 30, 2005. As of June 30, 2005, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $11,000.

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

FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond the Company's control and which may cause its actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Forward-looking statements speak only as of the date they are made. Such risks and uncertainties include, among other things:

      o     Competitive   pressures   among   depository  and  other   financial
            institutions   in  the   Company's   market   areas   may   increase
            significantly.

      o     Adverse  changes  in the  economy  or  business  conditions,  either
            nationally  or  in  the  Company's  market  areas,   could  increase
            credit-related losses and expenses and/or limit growth.

      o Increases in defaults by borrowers and other delinquencies could result in increases in the Company's provision for losses on loans and related expenses.

      o The Company's inability to manage growth effectively, including the successful expansion of the Company's Customer support, administrative infrastructure and internal management systems, could adversely affect the Company's results of operations and prospects.

      o Fluctuations in interest rates and market prices could reduce the Company's net interest margin and asset valuations and increase expenses.

      o The consequences of continued bank acquisitions and mergers in the Company's market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to the Company's detriment.

      o The Company's continued growth will depend in part on its ability to enter new markets successfully and capitalize on other growth opportunities.

      o Changes in legislative or regulatory requirements, or actions by the Securities and Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), or the Public Company Accounting Oversight Board, applicable to the Company and its subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

      o Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase the Company's tax expense or adversely affect its Customers' businesses.

      o Company initiatives now in place or introduced in the future, not producing results consistent with historic growth rates or results which justify their costs.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Bank's primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the Metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal's primary market is Horry County, South Carolina where the Bank has the number one market share of deposits as of June 30, 2004 (the most recent date for which published data is available) with 16.4% of deposits as reported by the FDIC Summary of Deposits Report. The Bank also has the third highest market share of deposits as of June 30, 2004 in Brunswick County, North Carolina with 8.9% of deposits as reported by the FDIC Summary of Deposits Report.

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

In the fourth fiscal quarter of 2004, the Bank began two significant new initiatives. The first was "The Experience of FANtastic! Customer Service". This initiative focuses on Customer service and convenience. The Bank is in the process of redesigning its infrastructure, software and products to improve Customer service and convenience and Associate productivity. In addition, in order to improve Customer service and convenience, the Bank added an extended-hours Call Center and introduced "6 Day Branch Banking" with extended operating hours. The Call Center employs 20 to 25 Associates. The Bank experienced increased salary and benefit expenses in the first nine months of fiscal 2005 and anticipates these expenses continuing thereafter associated with the hiring, training and placement of these new Associates.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OVERVIEW - CONTINUED
--------------------

The second initiative was "Totally Free Checking With A Gift" that was introduced in September 2004. The Bank has incurred, and will continue to incur, significant marketing costs associated with this campaign. In the first three fiscal quarters of 2005, marketing expenses were $1,456,000 compared to $625,000 in the comparable 2004 period. The Bank expects to realize significant benefits from this strategy consisting of increased Bank lobby traffic, increased number of personal checking accounts and higher fee income as a result of those checking accounts. In the first three fiscal quarters of fiscal 2005, checking account balances grew approximately 44%. This rate of growth could necessitate the hiring of additional Associates to open and service these accounts. The Associates being hired for these two initiatives are expected to have total compensation averaging between $28,000 and $35,000 per Associate.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In order to understand the Company's financial condition and results of operations, it is important to understand the more critical accounting policies and the extent to which judgment and estimates are used in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial statements. The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Allowance for Loan Losses" and see "Income Taxes" for additional discussion concerning income taxes in the Company's 2004 Annual Report to Stockholders.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit risk, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or to satisfy customer needs. Corporate purpose transactions are used to help manage customers' requests for funding. The Bank's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTINUED
-----------------------------------------

At June 30, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 and June 30,2005 was $5.5 million and $5.8 million, respectively.

A summary of loans receivable with undisbursed commitments to extend credit at September 30, 2004 and June 30, 2005 follows:

                                                                   September 30,       June 30,
                                                                   -------------       --------
                                                                       2004              2005
                                                                       ----              ----
                                                                             (Unaudited)
                                                                        (Dollars In thousands)
Residential mortgage loans in process                              $     21,613      $     27,222
Business and consumer credit card lines                                  14,171            14,249
Consumer home equity lines                                               37,031            39,789
Other consumer lines of credit                                            8,361             7,295
Commercial real estate and construction
     and land development                                                52,978           100,460
Other commercial lines of credit                                          8,071             9,552
                                                                   ------------      ------------
     Total loans receivable with undisbursed commitments           $    142,225      $    198,567
                                                                   ============      ============

Derivatives and Hedging Activities. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $6.5 million at June 30, 2005. The fair value of the loan commitments was an asset of approximately $50,000 at June 30, 2005. As of June 30, 2005, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $11,000.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2004 TO
--------------------------------------------------------------------
JUNE 30, 2005
-------------

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

The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $467.6 million for the nine months ended June 30, 2004, compared to $634.0 million for the nine months ended June 30, 2005. Loan principal repayments amounted to $329.4 million in the first three quarters of 2004 compared to $453.4 million for the nine months ended June 30, 2005. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first three quarters of fiscal 2004, the Company sold mortgage loans or securitized and sold mortgage loans totaling $54.2 million that compares to $46.0 million for the first nine months ended June 30, 2005. In addition, the Bank sold $19.5 million of commercial loan participations in the first nine months ended June 30, 2005. No commercial loan participations were sold in the nine months ended June 30, 2004.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

During the nine month period ended June 30, 2005, the Company securitized $33.7 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $769,000, which included $454,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The proceeds from sale are included in proceeds from sales of mortgage-backed securities available for sale in the consolidated statement of cash flows. The Company has no retained interest in the securities that were sold other than servicing rights.

For the nine month period ended June 30, 2005, the Company purchased $256.9 million in investment and mortgage-backed securities. For the nine month period ended June 30, 2004, the Company purchased $212.0 million in investment and mortgage-backed securities. These purchases during the nine month period ended June 30, 2005 were primarily funded by borrowings, repayments of $66.9 million within the securities portfolio and sales of mortgage-backed securities of $119.0 million.

During the nine month periods ended June 30, 2005 the Company sold commercial loan participations totaling $19.5 million. No commercial loan participations were sold in the same period in 2004.

Total customer deposits, which exclude certificates of deposits obtained through brokers, increased $128.7 million between September 30, 2004 and June 30, 2005. The Company places significant emphasis on growth in money market and checking accounts. Money market and checking accounts have increased from approximately $457.6 million at September 30, 2004 to $559.1 million at June 30, 2005, an increase of $101.5 million or 22.2%. Core deposits (defined as money market accounts, checking accounts and statement savings accounts) have increased from $512.8 million at September 30, 2004 to $633.7 million at June 30, 2005, an increase of 23.6%.

At June 30, 2005, the Company had $341.9 million of certificates of deposits ("CDs") that were due to mature within one year. Included in these CDs were brokered CDs totaling $125.5 million. Based on past experience, the Company believes that the majority of the non-brokered certificates of deposits will renew with the Company. At June 30, 2005, the Company had commitments to originate $27.2 million in residential mortgage loans, $56.6 million in undisbursed business and retail lines of credit, $14.2 million in unused business and personal credit card lines, and $100.5 million in commercial real estate and construction and land development which the Company expects to fund from normal operations. At June 30, 2005, the Company had $79.1 million available in FHLB advances.

Additionally, at June 30, 2005, the Company had outstanding available lines for federal funds of $20.0 million.

As a result of $12.5 million in net income, less the cash dividends paid to stockholders of approximately $2.5 million, proceeds of approximately $1.1 million from the exercise of stock options, and the net decrease in unrealized gain on securities available for sale, net of income tax of $714,000, stockholders' equity increased from $85.3 million at September 30, 2004 to $95.8 million at June 30, 2005.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $108.1 million at June 30, 2005, exceeding the core capital requirement by $63.5 million. At June 30, 2005, the Bank's risk-based capital of approximately $118.4 million exceeded its current risk-based capital requirement by $47.7 million. (For further information see Regulatory Capital Matters).

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

The table below summarizes future contractual obligations as of June 30, 2005 (unaudited):

                                                       Payments Due by Period
                            --------------------------------------------------------------------------
                                            1 Year and          2-3            4-5            After 5
                               Total           Less            Years           Years           Years
                            ----------      ----------      ----------      ----------      ----------
Time deposits               $  373,943      $  341,864      $   28,835      $    2,468      $      776
Short-term borrowings           79,760          79,760              --              --              --
Long-term debt                 284,229              --           9,245          46,780         228,204
Construction contracts         695,000         695,000              --              --              --
Operating leases                   578             140             150              69             219
                            ----------      ----------      ----------      ----------      ----------
Total contractual cash
     obligations            $1,433,510      $1,116,764      $   38,230      $   49,317      $  229,199
                            ==========      ==========      ==========      ==========      ==========

Purchase commitments. The Company signed a non-binding letter of intent to purchase land for approximately $2.8 million, which is expected to close during the fourth quarter.

Lease commitments. The Company has entered into a land lease for a new branch, expected to close during the fourth quarter. Lease payments aggregate $2.6 million for the initial term of 30 years with six five-year renewal options. Lease payments during the renewal periods aggregate $5.9 million.

EARNINGS SUMMARY
----------------

Net income increased from $10.9 million, or $.60 per diluted share, for the nine months ended June 30, 2004 to $12.5 million, or $.68 per diluted share for the nine months ended June 30, 2005. This 15.0% increase in net income resulted from increased net interest income of $5.0 million, or 16.3%, an increase in other income of $2.3 million, offset by increased provision for loan losses of $275,000 increased general and administrative expenses of $4.4 million, and increased income taxes of $1.0 million.

As a result of growth in loans receivable and investments and an increased net interest margin, net interest income increased 16.3%. The net interest margin increased from 3.58% for the nine months ended June 30, 2004 to 3.68% for the nine months ended June 30, 2005. The increase in net interest income is primarily attributable to an increase in average earning assets of $152.9 million, or 13.3%. Average loans receivable increased $109.8 million for the nine months ended June 30, 2005 compared to June 30, 2004. In addition, average balances of investment securities increased approximately $43.1 million. The investment securities were primarily funded with deposits. The Company's deposits increased from $753.4 million at June 30, 2004 to $1.0 billion at June 30, 2005.

The Company's provision for loan losses increased $275,000 for the nine months ended June 30, 2005 when compared to the prior year primarily due to a significant increase in the loan portfolio as result of a robust real estate market and the risk factors related to the underlying portfolio. The allowance for loan losses as a percentage of loans was 1.30% at June 30, 2005 as compared to 1.38% at June 30, 2004.

Other income increased from $6.9 million for the nine months ended June 30, 2004 to $9.2 million for the nine months ended June 30, 2005. This was a result of an increase in fees and service charges on loan and deposit accounts of $1.4 million and increased Federal Home Loan Bank stock dividends of $172,000 offset by a decrease in gains on sales of loans held for sale of $346,000. The Company also had gains on sales of securities available for sale and mortgage backed securities available for sale of $119,000 for the nine months ended June 30, 2005, compared to losses of $707,000 for the nine months ended June 30, 2004. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the nine months ended June 30, 2005 and $0 for the nine months ended June 30, 2004.

General and administrative expenses increased from $20.1 million for the nine months ended June 30, 2004 to $24.5 million for the nine months ended June 30, 2005. Compensation increased from $12.0 million for the first three quarters of fiscal 2004 to $13.5 million in the first three quarters of fiscal 2005, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

center, Associates in new branches and normal salary increases. Marketing expenses were $625,000 for the nine months ended June 30, 2004, compared to $1.5 million for the nine months ended June 30, 2005. In addition, other expense was $2.8 million for the nine months ended June 30, 2004, compared to $3.9 million for the nine months ended June 30, 2005.

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005
----------------------

INTEREST INCOME
---------------

Interest income for the three months ended June 30, 2005, increased to $20.3 million as compared to $16.7 million for the three months ended June 30, 2004. The earning asset yield for the three months ended June 30, 2005, was 6.00% compared to a yield of 5.61% for the three months ended June 30, 2004. The average yield on loans receivable for the three months ended June 30, 2005, was 6.64% compared to 6.05% for three months ended June 30, 2004. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 6.25% at June 30, 2005, compared to 4.00% at June 30, 2004. The yield on investments decreased to 4.77% for the three months ended June 30, 2005, from 4.79% for the three months ended June 30, 2004. Long term interest rates have remained relatively constant during the last year despite rising short term rates. Consequently, most of the cash flows received from the investment portfolio have been reinvested at approximately the same interest rate. Total average interest-earning assets were $1.4 billion for the quarter ended June 30, 2005 as compared to $1.2 billion for the quarter ended June 30, 2004, an increase of 14.2%. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $112.7 million resulting primarily from growth in the commercial loan portfolio.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $7.8 million for the three months ended June 30, 2005, as compared to $5.9 million for the three months ended June 30, 2004. The average cost of deposits for the three months ended June 30, 2005, was 1.64% compared to 1.33% for the three months ended June 30, 2004. The cost of interest-bearing liabilities was 2.29% for the three months ended June 30, 2005 compared to 1.98% for the three months ended June 30, 2004. The cost of FHLB advances, repurchase and reverse repurchase agreements and other borrowings was 3.96%, 2.76% and 6.24%, respectively, for the three months ended June 30, 2005. For the three months ended June 30, 2004, the cost of FHLB advances, reverse repurchase agreements and other borrowings was 3.73%, 1.36% and 4.29%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At June 30, 2005, the federal funds rate was 3.35% compared to 1.38% at June 30, 2004. Total average interest-bearing liabilities increased from $1.2 billion at June 30, 2004 to $1.4 billion at June 30, 2005. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $206.6 million, increased average FHLB advances of $1.5 million used to fund loan and investment securities growth and increased average Customer repurchase agreements of $18.0 million. Included in increased deposits, were brokered CD's which increased by $113.9 million in average balances when comparing the two periods. This increase was partially offset by a decrease in average reverse repurchase agreements of $51.4 million.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005 - CONTINUED
----------------------------------

NET INTEREST INCOME
-------------------

Net interest income was $12.5 million for the three months ended June 30, 2005, as compared to $10.8 million for the three months ended June 30, 2004. The net interest margin was 3.71% for the three months ended June 30, 2005, compared to 3.64% for the three months ended June 30, 2004.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the three months ended June 30, 2004 and 2005:

                                                                (Unaudited)
                                                          (Dollars in Thousands)
                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                2004                                        2005
                                                ----                                        ----
                              Average          Income/       Yield/        Average         Income/      Yield/
                            Balance (1)        Expense        Rate       Balance (1)       Expense       Rate
                            -----------        -------        ----       -----------       -------       ----
Assets
Earning assets
  Loans (2)                 $  779,309       $   11,783       6.05%      $  892,027      $   14,807      6.64%
  Investment
    Securities, MBS
    Securities and
    Other (3)                  407,674            4,878       4.79%         463,320           5,530      4.77%
                            ----------       ----------                  ----------      ----------
Total earning assets        $1,186,983       $   16,661       5.61%      $1,355,347      $   20,337      6.00%
                            ==========       ----------                  ==========      ----------

Liabilities
  Deposits                     732,994            2,445       1.33%         939,634           3,856      1.64%
  Borrowings                   458,269            3,447       3.01%         426,437           3,975      3.73%
                            ----------       ----------                  ----------      ----------
Total interest-bearing
  Liabilities               $1,191,263            5,892       1.98%      $1,366,071           7,831      2.29%
                            ==========       ----------                  ==========      ----------

Net interest income                          $   10,769                                  $   12,506
                                             ==========                                  ==========
Net interest margin                                           3.64%                                     3.71%
Net yield on earning                                          3.63%                                     3.69%
  Assets

(1)   The average balances are derived from monthly balances.

(2)   Nonaccrual loans are included in average balances for yield computations.

(3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses increased from $200,000 for the three months ended June 30, 2004, to $550,000 for the three months ended June 30, 2005 primarily due to growth in loan balances at June 30, 2005. The allowance for loan losses as a percentage of loans was 1.30% at June 30, 2005 as compared to 1.38% at June 30, 2004. The allowance as a percentage of loans declined due to improving economic conditions and the risk factors related to the underlying portfolio. Loans delinquent 90 days or more were $3.8 million or .41% of total loans at June 30, 2005, compared to $4.8 million or .61% of total loans at June 30, 2004. The allowance for loan losses was 314% of loans delinquent more than 90 days at June 30, 2005, compared to 226% at June 30, 2004. Net charge-offs for the three months ended June 30, 2005 were $464,000 compared to $116,000 for the three months ended June 30, 2004. Included in the charge-offs for the quarter ended June 30, 2005 were two loans totaling $196,000 guaranteed by the Small Business Administration (SBA). The guarantee has been denied by the SBA. The Bank is appealing this decision.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005 - CONTINUED
----------------------------------

PROVISION FOR LOAN LOSSES CONTINUED
-----------------------------------

Management believes that the current level of the allowance for loan losses at June 30, 2005 is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

OTHER INCOME
------------

For the three months ended June 30, 2005, other income was $3.1 million compared to $2.1 million for the three months ended June 30, 2004. Fees and service charges from deposit accounts increased $647,000 or 67.1% to $1.6 million for the three months ended June 30, 2005, compared to $964,000 for the three months ended June 30, 2004. The majority of this increase is due to fee income from increased number of personal checking accounts. In the first three quarters of fiscal 2005, checking account balances grew approximately 44%. Gain on sale of loans was $215,000 for the quarter ended June 30, 2005, compared to $315,000 for the quarter ended June 30, 2004. Losses on sales of securities available for sale were $127,000 for the quarter ended June 30, 2005, compared to losses of $440,000 for the quarter ended June 30, 2004. Other income was $806,000 for the three months ended June 30, 2005, as compared to $638,000 for the three months ended June 30, 2004. The increase was primarily due to increased fee income from ATM activity and debit card transaction fee income.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $6.8 million for the quarter ended June 30, 2004 compared to $8.4 million for the quarter ended June 30, 2005. Salaries and employee benefits were $4.0 million for the three months ended June 30, 2004, as compared to $4.6 million for the three months ended June 30, 2005, an increase of 15.2%, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, Associates in new branches, and normal salary increases. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased by $486,000, including increased depreciation of $208,000, when comparing the two periods. Marketing expenses were $247,000 for the three months ended June 30, 2004, compared to $463,000 for the three months ended June 30, 2005. This is primarily attributed to the Bank's "Totally Free Checking With A Gift" initiative; introduction of Penny Pavilion, the Bank's totally free coin counting service; marketing of the Bank's expanded banking hours, including Saturday banking at all Bank branches; and marketing of the Bank's new branch in Wilmington, NC. The Bank's "Totally Free Checking With A Gift" promotion involves significant direct mail advertising as well as direct media advertising. Other expenses were $1.0 million for the quarter ended June 30, 2004 compared to $1.4 million for the quarter ended June 30, 2005. Other expense increased due to increased debit card and ATM transaction expenses of $138,000, increased costs incurred related to compliance with Sarbanes-Oxley of $75,000 and increased deposit account losses of $86,000. The increase in net deposit losses and increased debit card and ATM transaction expenses are tied directly to the increased number of personal checking accounts. The Bank expects to incur similar increased professional expenses related to the implementation of Sarbanes-Oxley compliance throughout the remainder of the year.

INCOME TAXES
------------

Income taxes were $2.0 million for the three months ended June 30, 2004 compared to $2.3 million for the three months ended June 30, 2005. The effective income tax rate as a percentage of pretax income was 34.11% and 34.37% for the quarters ended June 30, 2004 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes, and the increase in the current quarter earnings over the comparable prior year earnings that are subject to higher incremental tax rates.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005 - CONTINUED
----------------------------------

INCOME TAXES CONTINUED
----------------------

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

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  OPERATIONS  FOR THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005
----------------------

INTEREST INCOME
---------------

Interest income for the nine months ended June 30, 2005, increased to $57.2 million as compared to $48.4 million for the nine months ended June 30, 2004. The earning asset yield for the nine months ended June 30, 2005, was 5.86% compared to a yield of 5.61% for the nine months ended June 30, 2004. The average yield on loans receivable for the nine months ended June 30, 2005, was 6.38% compared to 6.12% for the nine months ended June 30, 2004. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 6.25% at June 30, 2005, compared to 4.00% at June 30, 2004. The yield on investments increased to 4.85% for the nine months ended June 30, 2005, from 4.67% for the nine months ended June 30, 2004. Total average interest-earning assets were $1.3 billion for the nine months ended June 30, 2005 as compared to $1.1 billion for the nine months ended June 30, 2004. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $109.8 million resulting primarily from growth in the commercial loan portfolio. Securities increased $43.1 million, primarily funded by borrowings, including brokered CD's.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $21.3 million for the nine months ended June 30, 2005, as compared to $17.5 million for the nine months ended June 30, 2004. The average cost of deposits for the nine months ended June 30, 2005, was 1.47% compared to 1.42% for the nine months ended June 30, 2004. The cost of interest-bearing liabilities was 2.17% for the nine months ended June 30, 2005 compared to 2.03% for the nine months ended June 30, 2004. The cost of FHLB advances, repurchase and reverse repurchase agreements and other borrowings was 3.76%, 2.31% and 5.66%, respectively, for the nine months ended June 30, 2005. For the nine months ended June 30, 2004, the cost of FHLB advances, reverse repurchase agreements and other borrowings was 3.83%, 1.44% and 4.29%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At June 30, 2005, the federal funds rate was 3.35% compared to 1.38% at June 30, 2004. Total average interest-bearing liabilities increased from $1.1 billion at June 30, 2004 to $1.3 billion at June 30, 2005. The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $136.5 million as a result of the Company's focus on checking growth, increased average FHLB advances of $56.7 million used to fund loan and investment securities growth and increased average Customer repurchase agreements of $17.0 million. Included in increased deposits, were brokered CD's which increased by $58.2 million in average balances when comparing the two periods. This increase was partially offset by a decrease in average reverse repurchase agreements of $51.4 million.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  OPERATIONS  FOR THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005 - CONTINUED
----------------------------------

NET INTEREST INCOME
-------------------

Net interest income was $35.9 million for the nine months ended June 30, 2005, as compared to $30.9 million for the nine months ended June 30, 2004. The net interest margin was 3.68% for the nine months ended June 30, 2005, compared to 3.58% for the nine months ended June 30, 2004.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the nine months ended June 30, 2004 and 2005:

                                                                        (Unaudited)
                                                                  (Dollars in Thousands)
                                                                Nine months Ended June 30,
                                                                --------------------------
                                                   2004                                          2005
                                                   ----                                          ----
                                  Average         Income/          Yield/        Average        Income/           Yield/
                                Balance (1)       Expense           Rate       Balance (1)      Expense            Rate
                                -----------       -------           ----       -----------      -------            ----
Assets
Earning assets
  Loans (2)                     $  744,723      $   34,182          6.12%      $  854,556      $   40,911          6.38%
  Investment
    Securities, MBS
    Securities and
    Other (3)                      404,572          14,170          4.67%         447,630          16,284          4.85%
                                ----------      ----------                     ----------      ----------
Total earning assets            $1,149,295      $   48,352          5.61%      $1,302,186      $   57,195          5.86%
                                ==========       ----------                    ==========      ---------

Liabilities
  Deposits                         705,096           7,510          1.42%         841,635           9,290          1.47%
  Borrowings                       440,792           9,956          3.01%         463,056          11,988          3.45%
                                ----------      ----------                     ----------      ----------
Total interest-bearing
  Liabilities                   $1,145,888          17,466          2.03%      $1,304,691          21,278          2.17%
                                ==========      ----------                     ==========      ----------

Net interest income                             $   30,886                                     $   35,917
                                                ==========                                     ==========
Net interest margin                                                 3.58%                                          3.68%
Net yield on earning
  Assets                                                            3.58%                                          3.68%

(1)   The average balances are derived from monthly balances.

(2)   Nonaccrual loans are included in average balances for yield  computations.

(3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses increased $275,000 from $1.3 million for the nine months ended June 30, 2004, to $1.5 million for the nine months ended June 30, 2005 primarily due to a significant increase in the loan portfolio as result of a robust real estate market and the risk factors related to the underlying portfolio. The allowance for loan losses as a percentage of loans was 1.30% at June 30, 2005 as compared to 1.38% at June 30, 2004. Loans delinquent 90 days or more were $3.8 million or 0.41% of total loans at June 30, 2005, compared to $4.8 million or 0.61% of total loans at June 30, 2004. The allowance for loan losses was 314% of loans delinquent more than 90 days at June 30, 2005, compared to 226% at June 30, 2004. Net charge-offs for the nine months ended June 30, 2005 were $748,000 compared to $240,000 for the nine months ended June 30, 2004. Included in charge-offs for the nine months ended June 30, 2005 were two loans totaling $196,000 guaranteed by the Small Business Administration
(SBA). The guarantee has been denied by the SBA. The Bank is appealing this decision. Management believes that the level of the allowance for loan losses at June 30, 2005 is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  OPERATIONS  FOR THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005 - CONTINUED
----------------------------------

OTHER INCOME
------------

For the nine months ended June 30, 2005, other income was $9.2 million compared to $6.9 million for the nine months ended June 30, 2004. Fees and service charges from deposit accounts increased $1.4 million or 50% to $4.1 million for the nine months ended June 30, 2005, compared to $2.7 million for the nine months ended June 30, 2004. The majority of this increase is due to fee income from increased number of personal checking accounts. In the first three quarters of fiscal 2005, checking account balances grew approximately 44%. During the nine months ended June 30, 2004, the Company securitized and concurrently sold $31.7 million of mortgage loans compared to $33.7 million for the nine months ended June 30, 2005. Gain on sale of loans was $769,000 for the nine months ended June 30, 2005, compared to $1.1 million for the nine months ended June 30, 2004. Gains on sales of securities available for sale were $119,000 for the nine months ended June 30, 2005, compared to losses of $707,000 for the nine months ended June 30, 2004. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the nine months ended June 30, 2005 and $0 for the nine months ended June 30, 2004. Other income was $2.2 million for the nine months ended June 30, 2005, as compared to $1.9 million for the nine months ended June 30, 2004. The increase was primarily due to increased fee income from ATM activity and debit card transaction fee income.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $24.5 million for the nine months ended June 30, 2005 compared to $20.1 million for the nine months ended June 30, 2004. Salaries and employee benefits were $13.5 million for the nine months ended June 30, 2005, as compared to $12.0 million for the nine months ended June 30, 2004, an increase of 12.7%, primarily due to an increase in the number of banking Associates in business banking, Associates in the Company's expanded hours call center, Associates in new branches and normal salary increases. The Company has added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. Also as a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased $1.0 million, including depreciation of $399,000, when comparing the two periods. Marketing expenses were $625,000 for the nine months ended June 30, 2004, compared to $1.5 million for the nine months ended June 30, 2005. This is primarily attributed to the Bank's "Totally Free Checking With A Gift"
initiative;  introduction  of Penny  Pavilion,  the  Bank's  free coin  counting service; marketing of the Bank's expanded banking hours, including Saturday banking at all Bank branches; and marketing of the Bank's new branch in Wilmington, NC. The Bank's "Totally Free Checking With A Gift" promotion involves significant direct mail advertising as well as direct media advertising. Other expenses were $2.8 million for the nine months ended June 30, 2004 compared to $3.9 million for the nine months ended June 30, 2005. Other expense increased due to increased debit card and ATM transaction expenses of $301,000, loss on write-off of signage related to the Bank's re-branding efforts in conjunction with the initiation of "6 Day Branch Banking" of $122,000, costs incurred related to compliance with Sarbanes-Oxley of $198,000 and increased deposit account losses of $277,000. The increase in net deposit losses are tied directly to the increased number of personal checking accounts. The Bank expects to incur similar increased professional expenses related to the implementation of Sarbanes-Oxley compliance throughout the remainder of the year.

INCOME TAXES
------------

Income taxes were $5.5 million for the nine months ended June 30, 2004 compared to $6.5 million for the nine months ended June 30, 2005. The effective income tax rate as a percentage of pretax income was 33.56% and 34.29% for the nine months ended June 30, 2004 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes, and the increase in the current nine

PART I. FINANCIAL INFORMATION
Item 2. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  OPERATIONS  FOR THE NINE MONTHS ENDED
--------------------------------------------------------------------------------
JUNE 30, 2004 AND 2005 - CONTINUED
----------------------------------

INCOME TAXES - CONTINUED
------------------------

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

                                                                                          Categorized as "Well
                                                                                           Capitalized" under
                                                                     For Capital           Prompt Corrective
                                           Actual                 Adequacy Purposes         Action Provision
                                           ------                 -----------------         ----------------

                                    Amount         Ratio          Amount      Ratio       Amount        Ratio
                                    ------         -----          ------      -----       ------        -----
                                                           (Dollars In Thousands)
As of June 30, 2005:
 Total Capital:                    $118,441        13.40%        $70,702       8.00%      $88,378       10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $108,086        12.23%            N/A        N/A       $53,027        6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:                   $108,086         7.27%        $44,588       3.00%      $74,313        5.00%
   (To Total Assets)
 Tangible Capital:                 $108,086         7.27%        $22,294       1.50%          N/A         N/A
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

In July 2005, the FASB issued final guidance that eliminated paragraphs 10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial condition or results of operations of the Company) and will, in the near future, reissue the final pronouncement as FSP FAS115-1 that will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

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

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to three hundred basis point increase or decrease in market interest rates. The following table presents the Bank's change in NPV as computed by the OTS for various rate shock levels as of June 30, 2005.

PART I. FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED
-----------------------------------------------------------------------------

                                                                                                Market
                                   Board                 Board                 Market            Value
                                   Limit                 Limit                 Value           Portfolio
                                Minimum NPV             Maximum              Of Assets          Equity            NPV
Change in interest rates           Ratio            Decline in NPV            06/30/05          06/30/05         Ratio
-------------------------       -----------         ---------------          ----------       ------------     --------
300 basis point rise               5.00%                400 BPS              $1,494,233          $148,376        9.93%
200 basis point rise               6.00%                300 BPS              $1,513,595          $158,255       10.46%
100 basis point rise               6.00%                250 BPS              $1,536,223          $167,864       10.93%
No change                          6.00%                                     $1,552,815          $175,433       11.30%
100 basis point decline            6.00%                250 BPS              $1,562,035          $174,657       11.18%
200 basis point decline            6.00%                300 BPS              $1,567,161          $166,048       10.60%
300 basis point decline            6.00%                350 BPS                     N/A               N/A          N/A

The preceding table indicates that at June 30, 2005, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's Net Portfolio Value (NPV) would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease minimally. A value for the 300 basis point decline is not indicated due to the level of interest rates at June 30, 2005. At June 30, 2005, the Bank's estimated changes in NPV were within the limits established by the Board of Directors.

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

Item 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no material changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings
        -----------------

     The Company is a defendant in one lawsuit related to activities in the Bank, arising out of the normal course of business. The subsidiaries are also defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the Company and its subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company's financial condition or results of operations.

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

(4) Incorporated by reference to June 30, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

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

                                           COASTAL FINANCIAL CORPORATION


      August 9, 2005                        /s/ Michael C. Gerald
      --------------                       ----------------------
      Date                                 Michael C. Gerald
                                           President and Chief Executive Officer


      August 9, 2005                        /s/ Jerry L. Rexroad
      --------------                       ---------------------
      Date                                 Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer