Form 10-K
period 2005-09-30
COASTAL FINANCIAL CORP /DE
filed 2005-12-14
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-K

+-+
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
+-+ SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X].

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common stock as quoted on the NASDAQ System under the symbol "CFCP" as of the last business day of the registrant's most recently completed second fiscal quarter, was $265,362,136 (19,412,007 shares at $13.67 per share.) It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

As of December 5, 2005, there were issued and outstanding 19,479,469 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2005 (Parts I and II)

      2. Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business
-----------------

General

      Coastal Financial Corporation ("Coastal Financial" or the "Company") was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Bank, formerly named Coastal Federal Savings Bank, ("Coastal Federal" or the "Bank"). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly owned subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. Prior to completion of the reorganization, the Company had no material assets or liabilities and engaged in no business activities. The financial results contained herein relate primarily to the Company's principal subsidiary, Coastal Federal.

      Coastal  Federal  conducts  its  business  from its main  office in Myrtle
Beach, South Carolina, thirteen additional branch offices located in South Carolina, and seven branch offices located in North Carolina. Two of these branches were opened after September 30, 2005. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The corporate offices of the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina and the telephone number is (843) 205-2000.

      Coastal Federal's twenty-one offices are located in Horry and Georgetown Counties of South Carolina, and Brunswick and New Hanover Counties of North Carolina. The economy of these four counties depends primarily on tourism. To the extent area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal's primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

      Coastal Federal's principal business currently consists of attracting deposits from the general public and using these funds to originate consumer, commercial business loans, commercial real estate loans and residential mortgage loans.


      The Company maintains an Internet website at http://www.coastalfederal.com. The Company makes available its annual reports on
-----------------------------
Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, free of charge, on this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The Company's Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Rate/Volume Analysis

The following table sets forth certain information regarding changes to interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate), (iii) changes in rate-volume (change in rate multiplied by change in volume), and (iv) the net change (the sum of the prior columns). Non-accrual loans are included in the average volume calculations.

                                                                    Year Ended September 30,
                        ------------------------------------------------------------------------------------------------------------
                                 2003 Compared to 2002                 2004 Compared to 2003           2005 Compared to 2004
                                  Increase (Decrease)                   Increase (Decrease)              Increase (Decrease)
                                        Due to                               Due to                            Due to
                        ------------------------------------   ---------------------------------   ---------------------------------
                         Rate     Volume    Rate/      Net      Rate     Volume   Rate/    Net      Rate   Volume    Rate/     Net
                                           Volume                                Volume                             Volume
                        -------   -------  -------   -------   -------   ------- ------  -------   ------  -------  -------  -------
Interest-earning assets:

 Loans                  $(4,869)  $ 7,469  $  (903)  $ 1,697   $(3,082)  $ 8,515  $(626) $ 4,807   $2,506  $ 7,170  $   385  $10,061

 Mortgage-backed
  securities/investments (2,695)    7,903   (1,564)    3,644      (383)    2,216    (49)   1,784      478    2,160       54    2,692
                        -------   -------  -------   -------   -------   -------  -----  -------   ------  -------  -------  -------

Total net change in
 income on interest-
 earning assets          (7,564)   15,372   (2,467)    5,341    (3,465)   10,731   (675)   6,591    2,984    9,330      439   12,753
                        -------   -------  -------   -------   -------   -------  -----  -------   ------  -------  -------  -------

Interest-bearing
 liabilities:

 Deposits                (3,487)    2,333     (597)   (1,751)   (2,233)      373   (115)  (1,975)     855      584       93    1,532
 Brokered CD's               --        --       --        --        --        --     --       --       --       --    2,523    2,523
 FHLB advances           (1,271)    3,184     (527)    1,386      (971)    2,942   (315)   1,656       59    1,550        8    1,617
 Repurchase               1,534
   agreements                (4)       --      (13)    1,517      (344)      925   (185)     396    1,322     (626)    (392)     304
 Other borrowings            --        --       --        --       (46)      630   (135)     449      230       --       --      230
                        -------   -------  -------   -------   -------   -------  -----  -------   ------  -------  -------  -------

Total net change in
 expense on interest-
 bearing liabilities     (4,762)    7,051   (1,137)    1,152    (3,594)    4,870   (750)     526    2,466    1,508    2,232    6,206
                        -------   -------  -------   -------   -------   -------  -----  -------   ------  -------  -------  -------

Net change in net
 interest income        $(2,802)  $ 8,321  $(1,330)  $ 4,189   $   129   $ 5,861  $  75  $ 6,065   $  518  $ 7,822  $(1,793) $ 6,547
                        =======   =======  =======   =======   =======   =======  =====  =======   ======  =======  =======  =======

------------------------------------------------------------------------------------------------------------------------------------

Average Balance Sheet

      The following table sets forth certain information relating to the Company's average balance sheet and reflects the yield on average assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Non-accrual loans are included in average balance calculations.

                                                                        Year Ended September 30,
                                     -----------------------------------------------------------------------------------------------
                                                  2003                            2004                            2005
                                     -----------------------------  ------------------------------   -------------------------------
                                      Average              Yield/     Average               Yield/    Average                Yield/
                                      Balance   Interest  Rate (2)    Balance   Interest   Rate (2)   Balance    Interest   Rate (2)
                                      -------   --------  --------    -------   --------   --------   -------    --------   --------
                                                                         (Dollars in thousands)
ASSETS
 Loans                               $629,817   $41,958     6.66%   $  757,633   $46,765     6.17%   $  873,797   $56,826     6.50%

 Mortgage-backed securities
  /investments(1)(3)                  357,680    17,256     4.82       403,610    19,040     4.72       449,402    21,732     4.84
                                     --------   -------   ------    ----------   -------   ------    ----------   -------   ------
Total interest-earning
 assets                              $987,497   $59,214     6.00%   $1,161,243   $65,805     5.67%   $1,323,199   $78,558     5.94%
                                     ========   =======   ======    ==========   =======   ======    ==========   =======   ======
LIABILITIES
 Transaction accounts (4)             369,871     3,925     1.06       418,405     3,331      .80       505,340     4,457      .88
 Statement savings accounts            40,913       427     1.04        50,509       405      .80        64,973       663     1.02
 Certificate accounts                 258,355     7,647     2.96       250,211     6,288     2.51       241,310     6,436     2.67
   Brokered certificate
     accounts                              --        --       --            --        --       --        79,369     2,523     3.18
 FHLB advances                        212,501     9,068     4.27       281,437    10,724     3.81       322,108    12,341     3.83
 Securities sold under
   repurchase agreements               93,496     1,718     1.84       143,842     2,114     1.47       101,221     2,418     2.39
 Other borrowings                       3,792       213     5.62        15,000       662     4.41        15,000       892     5.95
                                     --------   -------   ------    ----------   -------   ------    ----------   -------   ------
Total interest-bearing
 liabilities                         $978,928   $22,998     2.35%   $1,159,404   $23,524     2.03%   $1,329,321   $29,730     2.24%
                                     ========   =======   ======    ==========   =======   ======    ==========   =======   ======

Net interest income/
 interest rate spread                           $36,216     3.65%                $42,281     3.64%                $48,828     3.70%
Net yield on interest earning assets                        3.67%                            3.64%                            3.69%
Ratio of interest earning assets
 to interest-bearing liabilities                            1.01                             1.00                             1.00


(1) Includes short-term interest-bearing deposits, Federal funds sold, and investments held to maturity.
(2) Yield for average investments classified as available for sale is computed using historical cost balances and does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.
(4) Average noninterest-bearing deposits included in average transaction accounts above for 2003, 2004 and 2005 are $75,321, $101,298 and $163,278,
      respectively.

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

      The Bank's net loan portfolio, including loans held for sale, totaled approximately $942.4 million at September 30, 2005, representing approximately 61.1% of its total assets. On that date, approximately 37.8% of Coastal Federal's gross loan portfolio was secured by mortgages on one-to-four family residential properties.

      In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on the origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period or less; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2005, adjustable rate loans constituted approximately $752.3 million (or 79.8%) of the Bank's total loan portfolio. Therefore, at such date, fixed rate loans comprised only 20.2% of the total loan portfolio. These lending practices are intended to shorten the term of the Bank's assets and make the loan portfolio more responsive to interest rate volatility.

      The Company has identified one concentration of credit risk that it is monitoring. This involves loans for the acquisition of land and loans for the development of land, which totaled $121.2 million as September 30, 2005, and which is included in the Mortgage Loans - Land, land development and other, primarily commercial real estate line in the Loan Portfolio Analysis on the following page. See Note 1(h) of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for a complete discussion of this monitored credit risk.

Loan Portfolio Analysis

The following table set forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                                           At September 30,
                                  --------------------------------------------------------------------------------------------------
                                         2001                2002                2003                2004                2005
                                  ------------------  ------------------  ------------------  ------------------  ------------------
                                   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                                   ------    -------   ------    -------   ------    -------   ------    -------   ------    -------
                                                                        (Dollars in thousands)

Mortgage loans:

 Construction                     $ 60,765    11.56%  $ 45,544     7.99%  $ 81,227    11.16%  $ 93,292    11.23%  $ 42,959    14.56%
 Single family to 4 family units   268,670    51.10    261,296    45.88    308,293    42.37    337,533    40.62    371,014    37.79
 Land, land development and
   other, primarily commercial
   real estate                     137,282    26.11    202,117    35.49    263,688    36.24    312,460    37.60    369,714    37.66
Commercial business loans           18,886     3.59     18,377     3.23     24,475     3.36     32,101     3.86     38,691     3.94
Consumer loans:
 Mobile home                         2,056     0.39      3,446     0.61      4,607     0.63      4,618     0.56      4,308     0.44
 Automobiles                         6,599     1.26      7,117     1.25      8,516     1.17      8,177     0.98      8,221     0.84
 Equity lines of credit             22,379     4.26     24,273     4.26     26,639     3.66     30,906     3.72     34,019     3.47
 Other                               9,161     1.73      7,378     1.29     10,234     1.41     11,905     1.43     12,777     1.30
                                  --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Total loans and loans

    held for sale, gross          $525,798   100.00%  $569,548   100.00%  $727,679   100.00%  $830,992   100.00%  $981,703   100.00%
                                             ======              ======              ======              ======              ======

 Add (Subtract):
 Loans in process                  (13,983)             (6,365)            (16,570)            (21,613)            (28,345)
 Deferred loan costs, net              372                 245                 556                 674                 771
 Allowance for loan losses          (7,159)             (7,883)             (9,832)            (11,077)            (11,748)
                                  --------            --------            --------            --------            --------

Total loans and loans held
       for sale, net              $505,028            $555,545            $701,833            $798,976            $942,381
                                  ========            ========            ========            ========            ========

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

      Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis. The majority of these loans have interest rates that adjust with changes in the prime rate as published in The Wall Street
                                                                 ---------------
Journal.  The Bank's  non-real  estate  commercial  loans  primarily  consist of
-------
short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2005, the Bank had $38.7 million outstanding in commercial business loans, which represented approximately 3.9% of its gross loan portfolio and 2.5% of total assets.

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

      Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2005, this limited Coastal Federal's aggregate non-residential real estate loans to approximately $455.5 million. At such date, the Bank had non-residential real estate loans outstanding of $369.7 million compared to $312.5 million at September 30, 2004. During fiscal 2002 through 2005, the Bank opened four offices. The Bank hired commercial lending officers to reside in many of these offices and intends to have commercial lending officers or business banking officers in the majority of its banking offices. As a result of this focus, the Bank has significantly increased the number of its commercial lending officers over the last two years. The Bank expects to continue to focus significant origination efforts in commercial real estate and commercial lending. It is expected that the Bank's commercial real estate loans will continue to comprise the most significant portion of the Bank's loan growth in future years.

      The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities or adjusts daily indexed to the prime interest rate. Such loans generally have a fifteen to twenty year term, with the payments based on a similar amortization schedule. In some cases, the Bank may require the loan to include a call option at the Bank's option in three to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

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

      Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $59.3 million, or 6.0% of the gross loan portfolio, and 3.8% of total assets, at September 30, 2005.

      Coastal Federal offers consumer loans in order to provide a wider range of financial services to its customers. These loans also have a shorter term and normally higher interest rates than residential real estate loans.

      Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that may depreciate rapidly, such as automobiles, boats and other moving vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, a change in family status such as divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount recoverable on such loans. Such loans may also give rise to claims and defenses by the borrower against Coastal Federal as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

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

      Coastal Federal also offers residential mortgage loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates above conforming loan rates. In addition, Coastal Federal securitized loans into FHLMC mortgage-backed securities of

$46.8 million and $52.6 million in 2004 and 2005, respectively. The securitized mortgage-backed securities were generally sold in the secondary market within a few days of securitization.

      At September 30, 2005, approximately $371.0 million or 37.8% of the Bank's loan portfolio, and 24.0% of total assets, consisted of one-to-four family residential loans.

      Construction Loans. The Bank originates residential construction loans that generally have a term of six to twelve months for individuals or one year for builders. The individual's loans are generally tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is generally indexed to the prime rate as published in The Wall Street Journal or the current permanent loan rate
                     -----------------------
and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

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

      At September 30, 2005, approximately $143.0 million or 14.6% of the Bank's gross loan portfolio consisted of construction loans on both residential ($128.0 million) and commercial properties ($15.0 million).

Loan Maturity

      The following table sets forth certain information at September 30, 2005 regarding the dollar amount of loans maturing in the Company's loan portfolio based on their contractual terms to maturity including scheduled payments and potential prepayments. Specific prepayment speeds applied to loans are a function of their underlying coupons, lifetime rate caps and maturities. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                            More than
                                            One Year
                                 One Year    Through    More than
                                 or Less    Five Years  Five Years    Totals
                                 -------    ----------  ----------    ------
                                              (In thousands)

First mortgage loans            $ 147,475   $ 212,591   $ 125,562   $ 485,628
Land, land development and
   other, primarily
    commercial real estate         80,340     227,824      61,550     369,714
Equity lines of credit              6,812      15,617      11,590      34,019
Consumer loans                      5,671      16,299       3,336      25,306
Commercial loans                   16,402      22,289          --      38,691
                                ---------   ---------   ---------   ---------
        Total loans, gross      $ 256,700   $ 494,620   $ 202,038   $ 953,358
                                =========   =========   =========
Add (Subtract):
   Deferred loan costs, net                                               771
   Allowance for loan losses                                          (11,748)
                                                                    ---------
           Total loans, net                                         $ 942,381
                                                                    =========

      The following table sets forth the dollar amount of all loans expected to be repaid one year or later after September 30, 2005, which have fixed interest rates and those which have floating or adjustable interest rates.


                                                       Floating or
                                            Fixed      Adjustable
                                            Rates         Rates          Totals
                                            -----         -----          ------
                                                     (In thousands)

First mortgage loans                      $ 71,775       $266,378       $338,153
Land, land development and
    other, primarily
     commercial real estate                 55,619        233,756        289,375
Equity lines of credit                         163         27,044         27,207
Consumer loans                              12,280          7,355         19,635
Commercial loans                             9,922         12,366         22,288
                                          --------       --------       --------
       Total loans                        $149,759       $546,899       $696,658
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

      Residential Loan Commitments. The Bank, upon the submission of a residential loan application, generally provides a written commitment as to the interest rate applicable to such loan. If the loan has not been closed within the rate lock period, the rate may be adjusted to reflect current market conditions at the Bank's option. Loans that require closing time in excess of the rate lock period from the date of application are issued a written commitment, with a term ranging from three to six months. The Bank charges either a higher interest rate or a fee to lock in the rate for an extended rate lock period. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information.

      Delinquencies. Coastal Federal's collection procedures provide for a series of contacts with delinquent borrowers. If the delinquency continues, more formal efforts are made to contact the delinquent borrower. If a residential mortgage loan continues in a delinquent status for 90 days or more, Coastal Federal generally initiates foreclosure proceedings. Coastal Federal generally initiates collection activities on a commercial or consumer loan if the loan continues in a delinquent status for 30 days or more. In certain limited instances, however, Coastal Federal may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

      Problem Assets and Asset Classification. Loans are reviewed on a regular basis and a reserve for uncollectible interest is established on loans where collection of interest is questionable, generally when such loans become 90 days delinquent. Loan balances that relate to interest amounts reserved are considered to be on a nonaccrual basis.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                            At September 30,
                                             ----------------------------------------------
                                              2001      2002      2003      2004      2005
                                              ----      ----      ----      ----      ----
                                                        (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
    Real estate -
     Residential                             $1,554    $  785    $3,538    $3,852    $  998
     Commercial                               1,185        18     2,816     1,106     1,048
Commercial business                             322     2,423       793       783       488
Consumer                                        193       288       302       115       107
                                             ------    ------    ------    ------    ------
          Total                               3,254     3,514     7,449     5,856     2,641
                                             ------    ------    ------    ------    ------

Accruing loans which are
  contractually past due
  90 days or more:
    Real estate -
      Residential                                --        --        --        --        --
      Commercial                                 --        --        --        --        --
    Commercial business                          --        --        --        --        --
    Consumer                                     --        --        --        --        --
                                             ------    ------    ------    ------    ------
            Total                                --        --        --        --        --
                                             ------    ------    ------    ------    ------

Restructured loans                            1,693       970       369       731       771
Real estate owned, net                        2,363     1,046     1,627       785       818
Other nonperforming assets                       --        --        --        --        --
                                             ------    ------    ------    ------    ------
Total nonperforming assets                   $7,310    $5,530    $9,445    $7,372    $4,230
                                             ======    ======    ======    ======    ======
Total nonaccrual loans to
  net loans                                    0.64%     0.63%     1.06%     0.73%     0.28%
Total nonaccrual loans to
  total assets                                 0.43%     0.37%     0.63%     0.45%     0.17%
Total nonperforming assets
  to total assets                              0.96%     0.58%     0.80%     0.56%     0.27%

Total nonperforming
assets, excluding restructured
loans which are generally
performing under the restructured
terms, to total assets                         0.74%     0.48%     0.77%     0.51%     0.22%


      Please refer to Note 4 of the Notes to Consolidated Financial Statements for additional information on impaired loans and reserved accrued interest.

      The allowance for uncollectible interest which is netted against accrued interest receivable totaled $605,000 and $528,000 at September 30, 2004 and 2005 respectively.

      OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. Assets categorized as special mention have potential credit weakness and require close management attention, but are not yet classified further. Assets classified as substandard or doubtful have well defined weaknesses and the institution may sustain some loss if the weaknesses are not corrected. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      Coastal Federal had two individually classified assets in excess of $1.5 million as of September 30, 2005. At that date, classified assets amounted to $18.7 million ($9.4 million substandard; $345,000 doubtful; and $9.0 million special mention). Substandard assets consist primarily of fifteen loans with aggregate balances of approximately $7.6 million at September 30, 2005. The largest amount to any one borrower was $2.5 million. Special mention assets consist primarily of twenty-seven loans with aggregate balances of approximately $7.9 million at September 30, 2005.

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

      See Note 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis - Non-performing Assets" in the 2005 Annual Report to Stockholders attached hereto and incorporated by reference.

Loan Loss Allowance Analysis

      The following table sets forth analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

                                             Year Ended September 30,
                                ------------------------------------------------
                                  2001      2002     2003       2004      2005
                                  ----      ----     ----       ----      ----
                                              (Dollars in thousands)

Allowance at beginning of
  period                        $ 7,064   $ 7,159   $ 7,883   $ 9,832   $11,077
Provision for loan losses           955     1,235     2,655     1,750     1,697
                                -------   -------   -------   -------   -------
Recoveries:
   Residential loans                  3         4        --        --        --
   Commercial loans                  --        --        92       200       108
   Construction loans                --        --        --        --        --
   Consumer loans                    57        62        44        49       116
                                -------   -------   -------   -------   -------
     Total recoveries                60        66       136       249       224
                                -------   -------   -------   -------   -------

Charge-offs:
   Residential loans                167        --        46        --        27
   Commercial loans                 226        90       388       268       781
   Construction loans                --        --        --        --        --
   Consumer loans                   527       487       408       486       442
                                -------   -------   -------   -------   -------
     Total charge-offs              920       577       842       754     1,250
                                -------   -------   -------   -------   -------
     Net charge-offs                860       511       706       505     1,026
                                -------   -------   -------   -------   -------
Allowance at end of period      $ 7,159   $ 7,883   $ 9,832   $11,077   $11,748
                                =======   =======   =======   =======   =======

Ratio of allowance to net
  loans outstanding at the
  end of the period                1.42%     1.42%     1.40%     1.39%     1.25%

Ratio of net charge-offs
  to average loans outstanding
  during the period                0.17%     0.10%     0.11%     0.07%     0.12%

Loan Loss Allowance by Category

      The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                        September 30,
                      -----------------------------------------------------------------------------------
                               2001                          2002                       2003
                      --------------------------- --------------------------- ---------------------------
                              As a %    Loan Type         As a %    Loan Type         As a %    Loan Type
                              of out-   As a %            of out-   As a %            of out-   As a %
                              standing  of out-           standing  of out-           standing  of out-
                              loans in  standing          loans in  standing          loans in  standing
                      Amount  category  loans     Amount  category  loans     Amount  category  loans
                      ------  --------  -----     ------  --------  -----     ------  --------  -----
                                                   (Dollars in thousands)
Residential           $2,148   0.65%    65.55%    $2,272   0.72%    57.08%    $1,992   0.61%    55.61%
Commercial             4,893   3.13     30.92      5,273   2.39     39.69      7,229   2.51     41.06
Consumer                 118   0.66      3.53        338   1.88      3.23        611   2.62      3.33
                      ------           ------     ------           ------     ------           ------
Total allowance for
  loan losses         $7,159   1.42%   100.00%    $7,883   1.42%   100.00%    $9,832   1.40%   100.00%
                      ======           ======     ======           ======     ======           ======


                                                September 30,
                       ------------------------------------------------------------
                                   2004                          2005
                       ------------------------------ -----------------------------
                                As a %      Loan Type          As a %     Loan Type
                                of out-     As a %             of out-    As a %
                                standing    of out-            standing   of out-
                                loans in    standing           loans in   standing
                       Amount   category    loans     Amount   category   loans
                       ------   --------    -----     ------   --------   -----
                                          (Dollars in thousands)
Residential            $ 1,007    0.23%     53.78%    $   980    0.19%     53.91%
Commercial               9,222    2.68      43.13       9,794    2.39      43.40
Consumer                   848    3.43       3.09         974    3.85       2.69
                       -------    ----     ------     -------    ----     ------
Total allowance for
  loan losses          $11,077    1.39%    100.00%    $11,748    1.25%    100.00%
                       =======    ====     ======     =======    ====     ======

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

      Investment decisions are made in accordance with the Bank's approved Investment Policy by the Investment Officer who reports quarterly to the Asset/Liability Management Committee ("ALCO Committee"). The ALCO Committee meets quarterly and consists of Directors Benton, Bishop, Calliham, Clemmons, Creel, Dusenbury, Gerald and Thompson, and Executive Vice Presidents Douglas, Graham, Rexroad, Sherry and Stalvey and Senior Vice Presidents Benjamin and Gehman and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2005 the Bank's investment portfolio had a market value of approximately $435.3 million. The investment securities portfolio consisted primarily of mortgage-backed securities. For further information concerning the Bank's securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

Service Corporation Activities

      The Company has four wholly owned subsidiaries, Coastal Federal Bank, Coastal Financial Capital Trust I (see Note 11 of the Notes to Consolidated Financial Statements), Coastal Planners Holding Corporation, and Coastal Investor Services, Inc (inactive).

      Coastal Federal Bank has two wholly-owned subsidiaries: Coastal Mortgage Bankers and Realty Co., Inc. ("Coastal Mortgage Bankers"), which was incorporated in 1970 under the laws of South Carolina, and Coastal Federal Holding Corporation ("CHFC"), which was incorporated in 1998 under the laws of Delaware. As of September 30, 2005 Coastal Mortgage Bankers has one first tier subsidiary, Sherwood Development Corporation, which is inactive. Coastal Mortgage Bankers is not active in any real estate operations.

      On February 20, 1998, Coastal Real Estate Investment Corporation ("CREIC") was incorporated in North Carolina. CREIC is a wholly owned operating subsidiary of CFHC and is a real estate investment trust ("REIT"). CREIC engages in the investment in, and management of, real estate related assets, primarily mortgage loans. CFHC engages in the management of its investment in CREIC and the management of the related dividends received on that investment. On September 1, 1998, CREIC was capitalized with approximately $131.8 million of mortgage loans from Coastal Federal. On December 10, 1998, CREIC became a wholly owned subsidiary of CFHC through an exchange of stock transaction. In January 2003, 2004 and 2005, CREIC received capital contributions from CFHC of $50.0 million each year to purchase loans.

      Coastal Federal Capital Trust I was formed as a statutory trust under the laws of the state of Delaware, for the purpose of issuing capital securities to institutional investors in a trust preferred issue. During fiscal 2004, the Company deconsolidated the Trust for financial reporting purposes as a result of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities". Refer to Note 11 of the Notes to Consolidated Financial Statements for further information.

      Coastal Planners Holding Corporation has one subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., which was formed during the fourth fiscal quarter of 2003 and offers objective, fee-based financial planning and tax preparation services.

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


Time Deposits with balances of $100,000 or More

      The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2005.

                                   Amount Due
--------------------------------------------------------------------------------
     Up to          Over 3              Over 6           Over 12
    3 Months    through 6 months   through 12 months      Months         Total
--------------------------------------------------------------------------------
                                 (In thousands)

    $86,356        $127,388             $58,175           $20,241       $292,160
    =======        ========             =======           =======       ========

Deposit Flow

    The following table sets forth the balances of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

                                                                    At September 30,
                              ------------------------------------------------------------------------------------------------
                                         2003                            2004                               2005
                              -----------------------------  ------------------------------  ---------------------------------
                                       Percent    Increase             Percent    Increase                Percent    Increase
                               Amount  of Total  (Decrease)   Amount   of Total  (Decrease)    Amount     of Total  (Decrease)
                               ------  --------  ----------   ------   --------  ----------    ------     --------  ----------
                                                                 (Dollars in thousands)
Transaction accounts:
   NOW checking               $ 98,171   14.08%  $  30,790   $110,802   14.71%   $  12,631   $   139,810    13.05%  $  29,008
   Noninterest-bearing
    checking                    86,258   12.38      23,255    122,357   16.24       36,099       219,080    20.45      96,723
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------

Total transaction accounts     184,429   26.46      54,045    233,159   30.95       48,730       358,890    33.50     125,731
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------

Money market demand accounts   206,010   29.56      (6,914)   224,437   29.79       18,427       213,078    19.89     (11,359)
Statement savings accounts      46,236    6.63       7,144     55,205    7.33        8,969        71,824     6.71      16,619
Fixed-rate certificates
  (original maturity):
   3 months                      3,477    0.50      (1,491)     3,865     .51          388         2,775     0.26      (1,090)
   6 months                     82,349   11.81      (7,828)    33,052    4.39      (49,297)       93,805     8.76      60,753
   9 months                      6,702     .96     (10,911)    51,159    6.79       44,457        17,204     1.61     (33,955)
   12 months                    57,777    8.29         571     57,696    7.66          (81)       56,980     5.32        (716)
   18 months                    46,044    6.61      15,050     37,978    5.04       (8,066)      215,767    20.15     177,789
   24 months                    36,313    5.21       8,374     28,264    3.75       (8,049)       21,795     2.04      (6,469)
   30 months                     2,923    0.42        (118)     2,673     .35         (250)        2,684     0.25          11
   36 months                    11,649    1.67          69     11,559    1.53          (90)        4,361     0.41      (7,198)
   48 months                    10,108    1.45       2,172     11,662    1.55        1,554         9,444     0.88      (2,218)
   60 months                        20    0.00           1         --      --          (20)           --       --          --
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------


                               257,362   36.92       5,889    237,908   31.57      (19,454)      424,815    39.68     186,907
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------
Variable rate certificates:
  (original maturity)
   12 months                       130    0.02         (33)       161     .02           31           170     0.02           9
   18 months                     1,311    0.19        (160)     1,115     .15         (196)          936     0.09        (179)
   30 months                     1,534    0.22         (40)     1,394     .19         (140)        1,205     0.11        (189)
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------
Total variable                   2,975    0.43        (233)     2,670     .36         (305)        2,311     0.22        (359)
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------
Total certificates             260,337   37.35       5,656    240,578   31.93      (19,759)      427,126    39.90     186,548
                              --------  ------   ---------   --------  ------    ---------   -----------   ------   ---------

Total deposits                $697,012  100.00%  $  59,931   $753,379  100.00%   $  56,367   $ 1,070,918   100.00%  $ 317,539
                              ========  ======   =========   ========  ======    =========   ===========   ======   =========

      Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal's lending and investment activities and for its general business purposes. The Bank has in the past, however, relied upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank's primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank's first mortgage loans and certain of the Bank's mortgage-backed securities portfolio. At September 30, 2005, Coastal Federal had advances totaling $ 289.0 million from the FHLB of Atlanta due on various dates through 2018 with a weighted average interest rate of 3.93%. Certain of these advances are subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise. See Note 9 of the Notes to Consolidated Financial Statements of the 2005 Annual Report to Stockholders for further information on the call provisions of various FHLB advances.

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

      In addition to the borrowing described above, the Bank may borrow funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2005, the Company had repurchase agreement lines of credit and available collateral consisting of investment securities and mortgage-backed securities of $178.3 million, as well as a federal funds line available of $20.0 million.

      The Company had $15.5 million of junior subordinated debentures outstanding on September 30, 2005. For more information on these debentures, please see Note 11 of the Notes to Consolidated Financial Statements in the 2005 Annual Report to Stockholders attached hereto and incorporated by reference.

The  following  tables  set  forth  certain  information   regarding  short-term
borrowings by the Bank at the end of and during the periods indicated:

                                                        At September 30,
                                               --------------------------------
                                                  2003       2004         2005
                                               --------------------------------
                                                      (Dollars in thousands)
Outstanding balance:
   Securities sold under agreements
     to repurchase:
     Customer                                  $  7,703    $ 12,931    $ 31,937
     Broker                                     125,899      94,242      10,000
   Short-term FHLB advances (1)                  91,435     147,500      88,177

Weighted average rate(at month end)paid on:
   Securities sold under agreements
     to repurchase:
     Customer                                      0.81%       1.42%       2.82%
     Broker                                        1.64        1.74        2.39
     Short-term FHLB advances (1)                  3.81        4.15        3.94

Maximum amount of borrowings outstanding
   At any month end:
   Securities sold under agreements
     to repurchase:
     Customer                                  $  7,703    $ 12,931    $ 39,317
     Broker                                     125,899     184,129     109,958
   Short-term FHLB advances (1)                 121,582     159,735     216,200

Approximate average short-term borrowings
   outstanding with respect to:
   Securities sold under agreements
     to repurchase:
     Customer                                  $  4,812    $  9,033    $ 27,498
     Broker                                      92,476     134,809      73,723
   Short-term FHLB advances (1)                  86,191     103,360     146,150

Weighted average rate (year to date)paid on:
   Securities sold under agreements
     to repurchase:
     Customer                                      1.02%       1.01%       2.43%
     Broker                                        2.04        1.50        2.37
   Short-term FHLB advances (1)                    3.81        4.15        3.94

(1) Short-term FHLB advances include various advances which are subject to call by FHLB within one year.

Competition

      As of June 30, 2005 the most recent date for which published data is available, Coastal Federal held the largest share of deposits, a 17.9% share, in Horry County, S.C. according to the Federal Deposit Insurance Corporation. Coastal Federal also held the third highest market share of deposits in Brunswick County, N.C. with an 8.1% share. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are 96 offices of other financial institutions in Horry County, and 31 offices in Brunswick County. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

      As of September 30, 2005 the Company had 435 full-time Associates and 51 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

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

      Although the Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not believe that such compliance had a material impact on results of operations or financial condition.

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

      The OTS has authority to establish higher capital requirements where it determines that the circumstances of a particular institution require it. At September 30, 2005 the Bank met each of its capital requirements. See Note 14 of the Notes to Consolidated Financial Statements for further information.

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

      Loans to One Borrower. Federal law provides that OTS regulated institutions are generally subject to the limits on loans to one borrower applicable to national banks. Such an institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2005 the Bank's limit on loans to one borrower was $18.4 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $16.0 million.

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

      An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2005 the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

      Assessments. OTS regulated institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2005 totaled $252,000.

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

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to $500, 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2005 of $15.8 million.

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

Federal Reserve System

      The Federal Reserve Board regulations require OTS regulated institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

Anti-Money Laundering

      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act") significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Management has established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Other Regulations

      Interest and other charges collected or contracted for by Coastal Federal are subject to state usury laws and federal laws concerning interest rates. Coastal Federal's loan operations are also subject to federal laws applicable to credit transactions, such as the:

      a. Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

      b. Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

      c. Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

      d. Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

      e. Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

      f. rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Coastal Federal also are subject to the:

      g. Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

      h. Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

      i. Check Clearing for the 21st Century Act (also known as "Check 21"), which, effective October 28, 2004, gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

      Tax Bad Debt Reserves.  For discussion  related to the Bank's Tax Bad Debt
Reserves, please refer to Note 12 of the Notes to Consolidated Financial Statements.

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

Risk Factors.

      Our primary market areas depend substantially on tourism, and a downturn in tourism could hurt our business and our prospects.

      Our business is concentrated in and around Myrtle Beach, South Carolina, a popular beach and golf resort area. The economy of Myrtle Beach significantly depends on services and industries related to tourism. Any event that negatively and materially impacts tourism will likely adversely impact the Myrtle Beach economy.

      Tourism revenue is vulnerable to fluctuations in the national economy. A prolonged downturn in the national economy could have a significant adverse effect on the economy of the Myrtle Beach area. Virtually any development or event that could dissuade travel or spending related to tourism, whether inside or outside of Myrtle Beach, could adversely affect the Myrtle Beach economy. Consequently, the Myrtle Beach economy is more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Coastal North and South Carolina are also more susceptible to severe weather, such as hurricanes and flooding.

      A deterioration in economic conditions generally, and a slowdown in tourism in particular, could result in the following consequences, any of which could adversely affect our business, financial condition, results of operations and prospects and expose us to a greater risk of loss:

      -     Loan delinquencies may increase;
      -     Problem assets and foreclosures may increase;
      -     Demand for our products and services may decline; and
      - Collateral for loans made by us may decline in value, reducing the borrowing power of our customers, and reducing the value of assets and collateral associated with our loans.

      Rising interest rates may reduce the Company's net income and future cash flows.

      Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 11 times to 4.00%. If interest rates continue to rise, and if rates on the Company's deposits and borrowings reprice upwards faster than the rates on the Company's loans and investments, the Company would experience compression of its interest rate spread and net interest margin, which would have a negative effect on the Company's profitability.

      The Company's allowance for loan losses may be inadequate, which could hurt the Company's earnings.

      The Company's allowance for loan losses may not be adequate to cover actual loan losses. If the Company is required to increase its loan allowances, future earnings may be reduced. When borrowers default and do not repay the loans that the Bank makes to them, the Company may lose money. The Company's experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Company to charge off the defaulted loan or loans. The Company provides for losses by reserving what it believes to be an adequate amount to absorb any probable inherent losses. A charge off reduces the Company's allowance for loan losses. If the Company's allowance for loan losses were to become insufficient, it would be required to increase its allowances by recording a larger provision for loan losses, which would reduce earnings for that future period.

      Because the Company competes primarily on the basis of the interest rates it offers depositors and the terms of its loans it offers borrowers, the Company's margins could decrease if it were required to increase deposit rates or lower interest rates on loans in response to competitive pressures.

      The Company faces intense competition both in making loans and attracting deposits. The Company competes primarily on the basis of its depository rates, the terms of the loans it originates and the quality of the Company's financial and depository services. This competition has made it more difficult for the Company to make new loans and, at times, has forced the Company to offer higher deposit rates in its market area. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, enabled banks to expand their geographic reach by providing services over the Internet and enabled non-depository institutions to offer products and services that traditionally have been provided by banks. Recent changes in federal banking law permit affiliation among banks, securities firms and insurance companies, which also will change the competitive environment in which the Company conducts business. Some of the institutions with which the Company competes are significantly larger than the Company, and therefore, have significantly greater resources.

      Various factors could hinder or prevent takeover attempts.

      Provisions of the Company's Certificate of Incorporation and Bylaws and federal and state regulations make it difficult and expensive to pursue a takeover attempt that management opposes. These provisions will also make the removal of the current board of directors or management, or the appointment of new directors, more difficult. For example, the Company's Certification of Incorporation and Bylaws contain provisions that could impede a takeover or prevent the Company from being acquired, including a classified board of directors and limitations on the ability of the Company's stockholders to remove a director from office without cause. The Company's board of directors may issue additional shares of common stock or establish classes or series of preferred stock with rights, preferences and limitations as determined by the board of directors without stockholder approval. These factors give the board of directors the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that the Company's stockholders might view as being in their best interests.

Item 2.  Properties
-------------------

      The principal offices of the Company are located in a 25,000 square foot Main Office at 2619 Oak Street in Myrtle Beach, SC. This facility also houses Coastal Mortgage Bankers and Realty Co, Inc, Coastal Investor Services, a division of Coastal Federal Bank, and many corporate functions. Several of the Bank's operations groups, including loan and deposit servicing, human resources, marketing, and residential lending administration, are in separate buildings owned and leased by the Bank in Myrtle Beach. The Bank also owns a facility in Conway, SC, which houses its Item Processing and Technology functions.

      At September 30, 2005 the Bank operated 13 branches in South Carolina and 6 branches in North Carolina. Of these, 4 are leased and 15 are owned.

      The net book value of the Company's investment in office, properties and equipment totaled $22.8 million at September 30, 2005. See Note 6 of the Notes to Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      Not Applicable.

                                     PART II

Item 5. Market for the  Registrant's  Common Equity, Related Stockholder Matters
--------------------------------------------------------------------------------
                and Issuer Purchases of Equity Securities
                -----------------------------------------

      The information contained under the section captioned "Market for the Corporation's Common Stock and Related Stockholder Matters" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2005 ("Annual Report") is incorporated herein by reference.

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

Item 9A. Controls and Procedures
--------------------------------

      The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the

Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the year ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are incorporated herein by reference to the section captioned "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in the annual report.

Item 9B.  Other Information
---------------------------

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The  information  called  for by Item 10 with  respect  to  directors  and
Section 16 matters is set forth in the Registrant's Proxy Statement for its 2006 Annual Meeting of Stockholders under the caption "Elections of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to the identification of the members of the Registrant's Audit Committee and the presence of an audit committee financial expert is set forth in the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions "Committees of the Board of Directors" and is hereby incorporated by reference.

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

Executive Officers of the Registrant
------------------------------------

Name, Age and Position                    Business Experience
----------------------                    -------------------

Michael C. Gerald, 56                     Mr.  Gerald has been  associated  with
President, Chief Executive                Coastal  Federal since 1974 and serves
Officer and a Director                    as  Director,   President   and  Chief
                                          Executive  Officer of the  Corporation
                                          and Bank.  Mr.  Gerald  also serves as
                                          Director  and   President  of  Coastal
                                          Mortgage  Bankers  &  Realty  Company,
                                          Inc.,  as Director  and  President  of
                                          Coastal    Real   Estate    Investment
                                          Corporation,  and  as  a  Director  of
                                          Coastal  Retirement,  Estate  and  Tax
                                          Planners,  Inc. He currently serves on
                                          the  Board  of   Visitors  of  Coastal
                                          Carolina  University's  Wall School of
                                          Business,  as Chairman of the Board of
                                          Directors  of the  Waccamaw  Community
                                          Foundation,  on the Board of Directors
                                          of the Coastal  Education  Foundation,
                                          and on the  Board of  Trustees  of the
                                          USC Business Partnership Foundation.

Jimmy R. Graham, 57,                      Mr.  Graham  serves as Executive  Vice
Executive Vice President and              President   and   Chief    Information
Chief Information Officer                 Officer of Coastal Federal. Mr. Graham
                                          serves as Executive  Vice President of
                                          Coastal Financial Corporation.  He has
                                          been  associated  with the bank  since
                                          1977.

Jerry L. Rexroad, CPA, 45,                Mr.  Rexroad  joined  the  Company  in
Executive Vice President and              April  1995  and  is  Executive   Vice
Chief Financial Officer                   President and Chief Financial  Officer
                                          of   Coastal   Federal   and   Coastal
                                          Financial  Corporation.   Mr.  Rexroad
                                          also  serves  as the  Chief  Financial
                                          Officer  and a  Director  for  Coastal
                                          Mortgage  Bankers  &  Realty  Company,
                                          Inc., Coastal Investor Services, Inc.,
                                          Coastal Planners Holding  Corporation,
                                          Coastal   Retirement  Estate  and  Tax
                                          Planners,  Coastal  Federal  Mortgage,
                                          Coastal    Real   Estate    Investment
                                          Corporation  and  President of Coastal
                                          Federal Holdings Corporation.  He is a
                                          Past   Chairman   of  the   Board   of
                                          Directors  for Junior  Achievement  of
                                          Horry County as well as Past  Chairman
                                          of the Board of  Directors  for Junior
                                          Achievement of Greenville. Mr. Rexroad
                                          is   a    Director    of    PowerHouse
                                          Ministries,  Inc.  and Chairman of the
                                          Board  of  Deacons  at  Grand   Strand
                                          Baptist  Church.  He  is  a  certified
                                          public accountant,  and is a member of
                                          the AICPA and SCACPA. Prior to joining
                                          the Company, Mr. Rexroad was a partner
                                          with KPMG LLP where he was  partner in
                                          charge of the  Financial  Institutions
                                          practice in South Carolina.

Phillip G. Stalvey, 49,                   Mr.    Stalvey   is   Executive   Vice
Executive Vice President                  President and Banking Group Leader for
and Banking Group Leader                  the  Bank.   He  also   serves  as  an
                                          Executive   Vice   President   of  the
                                          Corporation   and  is  a  director  of
                                          Coastal  Federal  Mortgage and Coastal
                                          Investor  Services,  Inc.  He has been
                                          associated  with  Coastal  Federal for
                                          the past 23 years.  In  addition,  Mr.
                                          Stalvey  is a member  of the  Florence
                                          Stake Presidency with his Church and a
                                          member of the  Myrtle  Beach Air Force
                                          Base Redevelopment Authority.

Steven J. Sherry, 54                      Mr.  Sherry  joined the Company in May
Executive Vice President and              1998 and is Executive  Vice  President
Director of Marketing                     and  Director  of  Marketing  for  the
                                          Bank. He also serves as Executive Vice
                                          President and Chief Marketing  Officer
                                          for Coastal Financial Corporation. Mr.
                                          Sherry   is  a  member   of  the  Bank
                                          Marketing  Association.  He is  active
                                          with  Horry  County   United  Way  and
                                          serves on the  Executive  Board of the
                                          Franklin G. Burroughs-Simeon B. Chapin
                                          Art Museum.  Mr. Sherry holds numerous
                                          achievement  awards for  marketing and
                                          advertising.

Susan J. Cooke, 55                        Ms. Cooke is Senior Vice President and
Senior Vice President and                 Corporate    Secretary   for   Coastal
Corporate Secretary                       Federal  and  for  Coastal   Financial
                                          Corporation,  Corporate  Secretary for
                                          Coastal   Mortgage  Bankers  &  Realty
                                          Company,  Inc.,  and Coastal  Investor
                                          Services,  Inc.  Ms.  Cooke  has  been
                                          employed  with  Coastal   Federal  for
                                          eighteen years. She is a member of the
                                          American    Society    of    Corporate
                                          Secretaries,    Inc.,   the   National
                                          Association for Female Executives, and
                                          is a Board  Member and Chairman of the
                                          Community  Kitchen  of  Myrtle  Beach,
                                          Inc.

Robert D. Douglas, 46                     Mr. Douglas joined the  corporation in
Executive Vice President                  June 1994 and serves as Executive Vice
Human Resources/Coastal                   President  of  the  Bank  and  Coastal
Federal University Group                  Financial  Corporation.  He previously
                                          served  as   Chairman   of  the  Human
                                          Resources   Committee   of  the  South
                                          Carolina       Community       Bankers
                                          Association.  He has served on various
                                          advisory   committees  for  the  Horry
                                          County  Drug and  Alcohol  Commission,
                                          the South Carolina Employment Security
                                          Commission,      Coastal      Carolina
                                          University   and   Horry    Georgetown
                                          Technical   College,   and  the  Grand
                                          Strand Area Chamber of Commerce. He is
                                          a member of the  Coastal  Organization
                                          for  Human  Resources  Management  and
                                          serves as a member of Coastal Carolina
                                          University  Career  Services  Advisory
                                          Board.  He also serves on the Board of
                                          Directors  for the  Coastal  Samaritan
                                          Counseling  Center and is  Chairman of
                                          the Finance Committee.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
                Management and Related Stockholder Matters
                ------------------------------------------

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

      (d)   Equity Compensation Plan Information as of September 30, 2005

-------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                   remaining available for
                               Number of securities                                future issuance under
                                to be issued upon          Weighted-average       equity compensation plans
                                   exercise of           price of outstanding            (excluding
                               outstanding options,       options, warrants         securities reflected
        Plan Category          warrants and rights             and rights              in column (a))
             (a)                       (b)                        (c)                        (d)
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         2,811,609                    $8.52                     97,292
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                N/A                        N/A                       N/A
holders
-------------------------------------------------------------------------------------------------------------
Total                                2,811,609                    $8.52                     97,292
-------------------------------------------------------------------------------------------------------------

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

      1.    Report of Independent Registered Public Accounting Firm (1)

      2.    All Financial Statements (1)

            (a) Consolidated Statements of Financial Condition as of September 30, 2004 and 2005.

            (b) Consolidated Statements of Operations for the Years Ended September 30, 2003, 2004 and 2005.

            (c)   Consolidated    Statements   of   Stockholders'   Equity   and
                  Comprehensive Income for the Years Ended September 30, 2003, 2004 and 2005.

            (d) Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2004 and 2005.

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

                  (b)   Employment Agreement with Jerry L. Rexroad (7)

                  (c)   Employment Agreement with Phillip G. Stalvey (7)

                  (d)   Employment Agreement with Steven J. Sherry (7)

                  (e)   Employment Agreement with Jimmy R. Graham (7)

                  (f)   1990 Stock Option Plan (2)

                  (g)   Directors Performance Plan (3)

                  (h)   2000 Stock Option Plan (4)

            13 Annual Report to Stockholders for the Fiscal Year Ended September 30, 2005

            14    Code of Ethics (6)

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

(5) Incorporated by reference to the March 31, 1998 Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(6) Incorporated by reference to the September 30, 2003 Form 10-K filed with the Securities and Exchange Commission on December 22, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COASTAL FINANCIAL CORPORATION

Date:  December 14, 2005                   By:  /s/Michael C. Gerald
                                                --------------------
                                                Michael C. Gerald
                                                President/Chief Executive
                                                Officer
                                                (Duly Authorized Representative)

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

Date:  December 14, 2005                          December 14, 2005

By:    /s/James T. Clemmons                By:    /s/Frank A. Thompson, II
       --------------------                       ------------------------
       James T. Clemmons                          Frank A. Thompson, II
        Chairman of the Board                      Director

Date:  December 14, 2005                   Date:  December 14, 2005

By:    /s/James C. Benton                  By:    /s/James P. Creel
       ------------------                         -----------------
       James C. Benton                            James P. Creel
        Director                                   Director

Date:  December 14, 2005                   Date:  December 14, 2005

By:    /s/G. David Bishop                  By:    /s/James H. Dusenbury
       ------------------                         ---------------------
       G. David Bishop                            James H. Dusenbury
        Director                                   Director

Date:  December 14, 2005                   Date:  December 14, 2005

By:    /s/E. Lawton Benton                 By:    /s/J. Robert Calliham
       -------------------                        ---------------------
       E. Lawton Benton                           J. Robert Calliham
        Director                                   Director

Date:  December 14, 2005                   Date:  December 14, 2005