Form 10-Q
period 2005-12-31
COASTAL FINANCIAL CORP /DE
filed 2006-02-09
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2005

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to __________

                         Commission File Number: 0-19684

                          COASTAL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           State of Delaware                               57-0925911
     ----------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

       2619 OAK STREET, MYRTLE BEACH, S. C.                     29577
     ----------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (843) 205-2000
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

                    YES |X|      NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                    YES |_|      NO |X|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2006.

Common Stock $.01 Par Value Per Share                         19,505,604 Shares
--------------------------------------------------------------------------------
(Class)                                                          (Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

PART I -  Financial Information
Item
     1.   Consolidated Financial Statements (unaudited):

          Consolidated Statements of Financial Condition
          as of September 30, 2005 and December 31, 2005                       3

          Consolidated Statements of Operations for the three
          months ended December 31, 2004 and 2005                              4

          Consolidated Statements of Stockholders' Equity
          and Comprehensive Income for the three months ended
          December 31, 2004 and 2005                                           5

          Consolidated Statements of Cash Flows for the three
          months ended December 31, 2004 and 2005                            6-7

          Notes to Consolidated Financial Statements                        8-14

     2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    15-25

     3.   Quantitative and Qualitative Disclosures About                   25-26
          Market Risk

     4.   Controls and Procedures                                             26


Part II - Other Information
Item
     1.   Legal Proceedings                                                   27

     1A.  Risk Factors 27

     2.   Unregistered Sales of Equity Securities and Use of Proceeds         27

     3.   Defaults Upon Senior Securities                                     27

     4.   Submission of Matters to a Vote of Securities Holders               27

     5.   Other Information                                                   27

     6.   Exhibits                                                         27-28

Signatures                                                                    29

Exhibits

    31(a) Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)   30

      (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)   31

    32(a) Section 1350 Certification (Chief Executive Officer)               32

      (b) Section 1350 Certification (Chief Financial Officer)               33

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        September 30,    December 31,
                                                            2005            2005
                                                            ----            ----
                                                                (Unaudited)
                                                               (In thousands)

ASSETS:
Cash and amounts due from banks                          $    52,592    $    43,487
Short-term interest-bearing deposits                          33,742          2,939
Federal funds sold                                             5,191             --
Investment securities available for sale                      25,616         19,928
Mortgage-backed securities available for sale                399,655        443,422
Investment securities held to maturity (market value
  $10,049 at September 30, 2005 and $10,042 at
  December 31, 2005                                           10,000         10,000
Loans receivable (net of allowance for loan
  losses of $11,748 at September 30, 2005 and
  $11,995 at December 31, 2005)                              924,260        973,839
Loans receivable held for sale                                18,121          8,031
Real estate acquired through foreclosure, net                    818            743
Office property and equipment, net                            22,758         24,163
Federal Home Loan Bank (FHLB) stock, at cost                  15,775         18,131
Accrued interest receivable on loans                           3,807          4,683
Accrued interest receivable on securities                      2,351          2,824
Bank-owned life insurance                                     22,574         22,814
Other assets                                                   6,199          6,050
                                                         -----------    -----------
                                                         $ 1,543,459    $ 1,581,054
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                 $ 1,070,918    $ 1,057,197
Securities sold under agreements to repurchase                41,937         48,548
Advances from FHLB                                           289,007        341,357
Junior subordinated debt                                      15,464         15,464
Drafts outstanding                                            12,890          3,541
Advances by borrowers for property taxes and insurance         1,221             83
Accrued interest payable                                       3,415          4,430
Other liabilities                                             11,386         11,226
                                                         -----------    -----------
     Total Liabilities                                     1,446,238      1,481,846
                                                         -----------    -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares authorized
  and unissued                                                    --             --
Common stock, $.01 par value, 25,000,000 shares
  authorized; 19,457,492 shares at September 30, 2005
  and 19,491,789 shares at December 31, 2005 issued
  and outstanding                                                195            195
Additional paid-in capital                                    11,410         11,664
Retained earnings, restricted                                 86,723         90,192
Accumulated other comprehensive income, net of tax            (1,107)        (2,843)
                                                         -----------    -----------
  Total stockholders' equity                                  97,221         99,208
                                                         -----------    -----------
                                                         $ 1,543,459    $ 1,581,054
                                                         ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005

                                                                   2004            2005
                                                                   ----            ----
                                                                        (Unaudited)
                                                                      (In thousands,
                                                                     Except per share)
Interest income:
   Loans receivable                                            $     12,740    $     17,147
   Investment securities                                              1,144           1,615
   Mortgage-backed securities                                         4,006           4,109
   Other                                                                 67             167
                                                               ------------    ------------
Total interest income                                                17,957          23,038
                                                               ------------    ------------

Interest expense:
   Deposits                                                           2,507           5,870
   Securities sold under agreements to repurchase                       567             378
   Advances from FHLB                                                 3,168           3,245
   Other borrowings                                                     200             269
                                                               ------------    ------------
Total interest expense                                                6,442           9,762
                                                               ------------    ------------
   Net interest income                                               11,515          13,276
Provision for loan losses                                               350             400
                                                               ------------    ------------
   Net interest income after provision for loan losses               11,165          12,876
                                                               ------------    ------------

Other income:
   Fees and service charges on loan and deposit accounts              1,090           2,089
   Gain on sales of loans held for sale                                 310              92
   Gain (loss) on sales of investment securities, net                   149             (13)
   Gain (loss) on sales of mortgage-backed securities, net                9             (33)
   (Loss) from real estate acquired through foreclosure, net            (39)            (33)
   Income from sales of non-depository products                         460             405
   FHLB stock dividends                                                 137             200
   Income from ATM and debit card transactions                          296             501
   Bank-owned life insurance                                            240             239
   Other income                                                         115             141
                                                               ------------    ------------
     Total other income                                               2,767           3,588
                                                               ------------    ------------

General and administrative expenses:
   Salaries and employee benefits                                     4,423           5,378
   Net occupancy, furniture and fixtures and data
     processing expenses                                              1,142           1,451
   Depreciation                                                         599             802
   FDIC insurance premium                                                27              33
   Marketing expenses                                                   511             437
   Expense from ATM and debit card transactions                         228             329
   Other expense                                                        850           1,250
                                                               ------------    ------------
     Total general and administrative expense                         7,780           9,680
                                                               ------------    ------------
Income before income taxes                                            6,152           6,784
Income taxes                                                          2,107           2,341
                                                               ------------    ------------
Net income                                                     $      4,045    $      4,443
                                                               ============    ============

Net income per common share:
   Basic                                                       $       0.21    $       0.23
                                                               ============    ============
   Diluted                                                     $       0.20    $       0.22
                                                               ============    ============

Dividends declared per common share                            $      0.041    $       0.05
                                                               ============    ============

Weighted average common shares outstanding:
   Basic                                                         19,261,000      19,473,000
                                                               ============    ============
   Diluted                                                       20,364,000      20,375,000
                                                               ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005

                                                                                   Accumulated
                                                                                      Other
                                                                                     Compre-
                                           Additional                                hensive        Total
                                Common      Paid-In      Retained      Treasury       Income     Stockholders'
                                Stock       Capital      Earnings        Stock        (Loss)        Equity
                              ----------   ----------   ----------    ----------    ----------    ----------
                                                               (Unaudited)
                                                              (In thousands)

Balance at September
  30, 2004                    $      192   $   10,607   $   73,533    $   (1,182)   $    2,198    $   85,348
Net income                            --           --        4,045            --            --         4,045
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 taxes of $266                        --           --           --            --           429            --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $60                  --           --           --            --           (98)           --
                                                                                    ----------
Other comprehensive loss              --           --           --            --           331           331
                                                                                    ----------    ----------
Comprehensive income                  --           --           --            --            --         4,376
                                                                                                  ----------

Exercise of stock
  options                             --          129         (242)          429            --           316
Cash dividends                        --           --         (789)           --            --          (789)
                              ----------   ----------   ----------    ----------    ----------    ----------
Balance at December
 31, 2004                     $      192   $   10,736   $   76,547    $     (753)   $    2,529    $   89,251
                              ==========   ==========   ==========    ==========    ==========    ==========

Balance at September
  30, 2005                    $      195   $   11,410   $   86,723    $       --    $   (1,107)   $   97,221

Net income                            --           --        4,443            --            --         4,443
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $1,082                --           --           --            --        (1,764)           --
 Less: reclassification
 adjustment for loss
 included in net income,
 net of taxes of $18                  --           --           --            --            28            --
                                                                                    ----------

Other comprehensive income            --           --           --            --        (1,736)       (1,736)
                                                                                    ----------    ----------
Comprehensive income                  --           --           --            --            --         2,707
                                                                                    ----------    ----------
Exercise of stock
  options                             --          229           --            --            --           229
Stock compensation expense,
   net of tax                         --           25           --            --            --            25
Cash dividends                        --           --         (974)           --            --          (974)
                              ----------   ----------   ----------    ----------    ----------    ----------
Balance at December
  31, 2005                    $      195   $   11,664   $   90,192    $       --    $   (2,843)   $   99,208
                              ==========   ==========   ==========    ==========    ==========    ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005

                                                                    2004          2005
                                                                    ----          ----
                                                                       (Unaudited)
                                                                      (In thousands)

Cash flows from operating activities:
Net income                                                        $   4,045    $   4,443
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation                                                            599          802
Provision for loan losses                                               350          400
(Gain) loss on sale of investment securities
     available for sale                                                (149)          13
(Gain) loss on sale of mortgage-backed securities
     available for sale                                                  (9)          33
Stock option compensation expense                                        --           41
Origination of loans receivable held for sale                       (19,653)      (6,228)
Proceeds from sale of loans receivable held for sale                  4,084        5,584
Proceeds from securitization and sale of loans receivable
     held for sale                                                   10,878        5,970
(Increase) decrease in:
     Cash value of life insurance                                      (240)        (240)
     Other assets                                                       (53)         148
     Accrued interest receivable                                       (165)      (1,349)
Increase (decrease) in:
     Accrued interest payable                                           126        1,015
     Other liabilities                                                  660          888
                                                                  ---------    ---------
Net cash provided by operating activities                               473       11,520
                                                                  ---------    ---------

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale         739        5,992
Proceeds from sale of mortgage-backed securities
     available for sale                                              29,662       34,570
Proceeds from issuer call of investment securities held
     to maturity                                                      7,840           --
Proceeds from maturities of investment securities
     available for sale                                               1,950           --
Purchases of investment securities available for sale                (2,150)        (710)
Purchases of investment securities held to maturity                 (10,000)          --
Purchases of mortgage-backed securities available for sale         (114,207)    (103,850)
Principal collected on mortgage-backed securities
     available for sale                                              21,010       23,073
Origination of loans receivable, net                               (139,522)    (199,575)
Purchase of loans receivable                                             --       (8,656)
Proceeds from sale of commercial loan participations                  5,842          966
Principal collected on loans receivable                             119,073      161,677
Proceeds from sales of real estate acquired through
     foreclosure, net                                                   524          447
Purchases of office properties and equipment                         (1,472)      (2,206)
Change in FHLB stock, net                                            (3,428)      (2,355)
                                                                  ---------    ---------
Net cash used in investing activities                               (84,139)     (90,627)
                                                                  ---------    ---------

                                                                     (CONTINUED)
PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005 (CONTINUED)

                                                                            2004          2005
                                                                            ----          ----
                                                                               (Unaudited)
                                                                              (In thousands)

Cash flows from financing activities:
Decrease in deposits, net                                                 $  (6,413)   $ (13,721)
Increase in securities sold under agreements to repurchase, net              13,737        6,611
Proceeds from FHLB advances                                                 195,500      233,750
Repayment of FHLB advances                                                 (126,800)    (181,400)
Decrease in advance payments by borrowers for
     property taxes and insurance, net                                       (1,212)      (1,138)
Decrease in drafts outstanding, net                                          (1,593)      (9,349)
Cash dividends to stockholders                                                 (789)        (974)
Proceeds from exercise of stock options                                         316          229
                                                                          ---------    ---------
Net cash provided by financing activities                                    72,746       34,008
                                                                          ---------    ---------
Net decrease in cash and cash equivalents                                   (10,920)     (45,099)
Cash and cash equivalents at beginning of period                             29,652       91,525
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $  18,732    $  46,426
                                                                          =========    =========

Supplemental information:
     Interest paid                                                        $   6,316    $   8,747
                                                                          =========    =========
     Income taxes paid                                                    $      --    $      98
                                                                          =========    =========

Supplemental schedule of non-cash investing and financing transactions:

Securitization of mortgage loans into mortgage-backed
     securities                                                           $  10,878    $   5,970
                                                                          =========    =========

Transfer of mortgage loans to real estate acquired
     through foreclosure                                                  $     413    $     372
                                                                          =========    =========


Change in unrealized gain (loss) in investment securities
     and mortgage-backed securities available for sale,
     net of tax                                                           $     429    $  (1,765)
                                                                          =========    =========

Transfer of loans held for sale to loans receivable                       $      --    $   4,764
                                                                          =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' (the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2005, included in the Company's 2005 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality. The unrealized losses that had continuous losses of less than 12 months are comprised of seven securities at September 30, 2005 totaling $18,000 and eighteen securities at December 31, 2005 totaling $76,000. The unrealized losses that had continuous losses 12 months or longer are comprised of six securities at September 30, 2005 totaling $33,000 and five securities at December 31, 2005 totaling $65,000. None of the individual investment securities had an unrealized loss that exceed 5% of its amortized cost in either period. At September 30, 2005 and December 31, 2005, substantially all investment securities were rated AAA or higher.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

                                                       September 30, 2005
                          --------------------------------------------------------------------------
                           Less than 12 Months        12 Months or Longer               Total
                          ----------------------    ----------------------    ----------------------
                                                   (Dollars in thousands)
                            Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                            Value        Losses       Value        Losses       Value        Losses
                            -----        ------       -----        ------       -----        ------
Collateralized Mortgage   $  55,560         (770)      19,518         (360)      75,078       (1,130)
  Obligations
FNMA                         78,664       (1,189)       5,893         (157)      84,557       (1,346)
GNMA                         32,787         (416)          --           --       32,787         (416)
FHLMC                        81,540         (988)       5,951          (99)      87,491       (1,087)
                          ---------    ---------    ---------    ---------    ---------    ---------
                          $ 248,551       (3,363)      31,362         (616)     279,913       (3,979)
                          =========    =========    =========    =========    =========    =========

                                                      December 31, 2005
                          --------------------------------------------------------------------------
                           Less than 12 Months        12 Months or Longer               Total
                          ----------------------    ----------------------    ----------------------
                                                   (Dollars in thousands)
                            Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                            Value        Losses       Value        Losses       Value        Losses
                            -----        ------       -----        ------       -----        ------
Collateralized Mortgage   $  67,605       (1,046)      25,738         (557)      93,343       (1,603)
  Obligations
FNMA                        118,673       (1,942)       8,346         (197)     127,019       (2,139)
GNMA                         32,879         (443)          --           --       32,879         (443)
FHLMC                       112,777       (1,502)       9,733         (203)     122,510       (1,705)
                          ---------    ---------    ---------    ---------    ---------    ---------
                          $ 331,934       (4,933)      43,817         (957)     375,751       (5,890)
                          =========    =========    =========    =========    =========    =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality deterioration. The unrealized losses are comprised of 72 securities at September 30, 2005 and 102 securities at December 31, 2005 that have had continuous losses of less than 12 months. There were 10 securities at September 30, 2005 and 15 securities at December 31, 2005, with continuous losses 15 months or longer. One of the individual mortgage-backed securities had an unrealized loss that exceeded 5% of its amortized cost by an immaterial amount at September 30, 2005. Two of the mortgage-backed securities had unrealized losses which exceeded 5% of their amortized costs by immaterial amounts at December 31, 2005. At December 31, 2005, none of the Company's securities were considered impaired. At September 30, 2005 and December 31, 2005, all mortgage-backed securities were rated AAA or higher.

(4) LOANS RECEIVABLE, NET

Loans receivable, net, consists of the following:

                                                  September 30,  December 31,
                                                      2005           2005
                                                  -----------    -----------
                                                          (Unaudited)
                                                    (Dollars in thousands)
First mortgage loans:
   Single family to four family units             $   352,893    $   380,557
   Land and land development                          121,170        137,234
   Residential lots                                    37,112         36,934
   Other, primarily commercial real estate            211,432        220,415
   Construction loans on residential properties       127,970        130,571
   Construction loans on commercial properties         14,989         16,510

Consumer and commercial loans:
   Installment consumer loans                          19,115         19,114
   Mobile home loans                                    4,308          3,944
   Savings account loans                                1,883          2,545
   Equity lines of credit                              34,019         33,568
   Commercial and other loans                          38,691         37,778
                                                  -----------    -----------
                                                      963,582      1,019,170
Less:
   Allowance for loan losses                           11,748         11,995
   Deferred loan costs, net                              (771)          (438)
   Undisbursed portion of loans in process             28,345         33,774
                                                  -----------    -----------
                                                  $   924,260    $   973,839
                                                  ===========    ===========

The changes in the allowance for loan losses consist of the following for the three months ended:
                                               Three Months Ended December 31,
                                               -------------------------------
                                                    2004           2005
                                                    ----           ----
                                                        (Unaudited)
                                                   (Dollars in thousands)

Allowance at beginning of period                $     11,077   $     11,748
Provision for loan losses                                350            400
                                                ------------   ------------
Recoveries:
 Residential loans                                        --             --
 Commercial loans                                         14            142
 Consumer loans                                           33             20
                                                ------------   ------------
   Total recoveries                                       47            162
                                                ------------   ------------
Charge-offs:
 Residential loans                                        --             --
 Commercial loans                                          5            216
 Consumer loans                                           57             99
                                                ------------   ------------
   Total charge-offs                                      62            315
                                                ------------   ------------
   Net charge-offs                                        15            153
                                                ------------   ------------
 Allowance at end of period                     $     11,412   $     11,995
                                                ============   ============

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(4) LOANS RECEIVABLE, NET - CONTINUED

                                                        Three Months Ended December 31,
                                                               2004       2005
                                                                 (Unaudited)
Ratio of allowance to total net loans
     outstanding at the end of the period                       1.40%     1.22%
                                                              ======    ======

Ratio of net charge-offs to average
     total loans outstanding during the period (annualized)      .01%      .06%
                                                              ======    ======

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $5.6 million and $4.1 million at December 31, 2004 and 2005, respectively. For the three months ended December 31, 2004 and 2005, interest income, which would have been recorded, would have been approximately $126,000 and $83,000, respectively, had non-accruing loans been current in accordance with their original terms.

At September 30, 2005 and December 31, 2005, impaired loans totaled $2.6 million and $3.7 million, respectively. Included in the allowance for loan losses at September 30, 2005 was $434,000 related to impaired loans compared to $360,000 at December 31, 2005. The average recorded investment in impaired loans for the three months ended September 30, 2005 was $3.6 million compared to $3.1 million for the three months ended December 31, 2005. Interest income of $35,000 and $38,000 was recognized on impaired loans for the three months ended December 31, 2004, and December 31, 2005, respectively.

(5) DEPOSITS

Deposits consist of the following:
                                September 30, 2005     December 31, 2005
                               --------------------  ---------------------
                                           Weighted               Weighted
                                           Average                Average
                                 Amount      Rate      Amount      Rate
                                 ------      ----      ------      ----
                                               (Unaudited)
                                          (Dollars in thousands)
Checking accounts:
Noninterest-bearing            $  219,080      --    $  197,857      --
Interest-bearing                  139,810    0.52%      124,044    0.59%
                               ----------            ----------
     Total checking accounts      358,890    0.20       321,901    0.23
Money market accounts             213,078    2.26       222,490    2.59
Statement savings accounts         71,824    1.47        71,705    1.72
Certificate accounts              427,126    3.39       441,101    3.82
                               ----------            ----------
                               $1,070,918    1.97%   $1,057,197    2.32%
                               ==========            ==========

Included in certificate accounts ("CDs") are $169.9 million of brokered CDs at September 30, 2005 and $195.5 million at December 31, 2005. The average rate and remaining term of brokered CDs at December 31, 2005 was 4.05% and 4.0 months, respectively.

(6) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                                     September 30, 2005     December 31, 2005
                                    --------------------  ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                     Amount      Rate      Amount       Rate
                                     ------      ----      ------       ----
                                                    (Unaudited)
                                              (Dollars in thousands)
Fiscal Year Maturing:
Year 1                              $  4,177      2.79%   $ 31,527       4.22%
Year 2                                 3,560      2.83       3,560       2.83
Year 3                                 3,977      3.18       3,977       3.18
Year 4                                31,803      2.36      31,803       2.36
Year 5                                63,651      5.74      63,651       5.74
After Year 5                         181,839      3.64     206,839       3.67
                                    --------              --------
                                    $289,007      3.93%   $341,357       3.97%
                                    ========              ========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(6) ADVANCES FROM FEDERAL HOME LOAN BANK (continued)

At September 30, 2005, and December 31, 2005, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $362.5 million and $407.9 million, respectively, as collateral for FHLB advances.

At December 31, 2005, included in the one, two, three, four, and after five years maturities were advances of $216.0 million, with a weighted average rate of 3.54%, subject to call provisions. Callable advances at December 31, 2005 are summarized as follows: $84.0 million callable in fiscal 2006, with a weighted average rate of 3.99%; $45.0 million callable in fiscal 2007, with a weighted average rate of 3.17%; $37.0 million callable in fiscal 2008, with a weighted average rate of 2.98%; $25.0 million callable in fiscal 2009 with a weighted average rate of 3.13%, and $25.0 million callable in fiscal 2011 or later, with a weighted average rate of 3.93%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise. If called, the Bank may be required to replace these advances with higher cost funds.

(7)  EARNINGS PER SHARE

Basic earnings per share for the three months ended December 31, 2004 and 2005 are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the three months ended December 31, 2004 and 2005 are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. At December 31, 2005, the Company had antidilutive securities of approximately 227,000 options to purchase shares by Directors and Associates. The average exercise price was approximately $15.25 per share.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                             For the Quarter Ended December 31,
                                             ----------------------------------
                                                         (Unaudited)

                                      2004               2004   2005               2005
                                      -----------------------   -----------------------
                                      BASIC           DILUTED   BASIC           DILUTED
                                      -----------------------   -----------------------
Weighted average shares outstanding   19,261,000   19,261,000   19,473,000   19,473,000

Effect of dilutive securities-
stock options                                 --    1,103,000           --      902,000
                                      -----------------------   -----------------------
                                      19,261,000   20,364,000   19,473,000   20,375,000
                                      =======================   =======================

(8)  STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Company has adopted effective October 1, 2005, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

At December 31, 2005, the Company had one stock-based payment plan for directors, officers and other key Associates, which is described below. Prior to October 1, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after October

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8) STOCK BASED COMPENSATION, (continued)

1, 2005. The fair value at date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulting in expense of approximately $25,000, net of tax benefit of approximately $15,000 during the quarter ended December 31, 2005.

The Company's stock option plan ("the Plan"), which is stockholder approved, provides for stock options to be granted primarily to directors, officers and other key Associates. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards are generally granted with an exercise price equal to, or higher than, the market price of the Company's shares at the date of grant. Options vest ratably over a five-year period and expire after ten years from the date of grant, except as discussed below. Share options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The remaining shares of stock reserved for the stock option plan at December 31, 2005 amounted to approximately 107,000 shares.

Options awarded prior to September 21, 2005 vest ratably over a five-year period. Effective September 21, 2005, the vesting period for approximately 731,000 options awarded during the fiscal 2003, 2004 and 2005 through September 20, 2005 that would otherwise vest at various time through fiscal 2010 was accelerated, as more fully described in note 1(p) of the 2005 Annual Report to Stockholders. All other terms and conditions of the accelerated options remain unchanged as a result of the acceleration. In addition, in September 2005, the Company granted options to employees, officers and directors of approximately 390,000 shares, without a vesting requirement. All options expire ten years after the date of grant.

The  weighted  average  fair  value of all of the  options  granted  during  the
quarters  ended  December  31  have  been  estimated  using  the   Black-Scholes
option-pricing model with the following assumptions (unaudited):

                                                       2004    2005
                                                       ----    ----
            Dividend yield                              1.1%    --%
            Weighted average risk-free interest rate   4.21%    --%
            Weighted average expected volatility       35.2%    --%
            Weighted average expected life in years     7.5     --

No options were granted during the quarter ended December 31, 2005.

A summary of share option activity for the quarter ended December 31, 2005 follows (Dollars in thousands, except share data):

                                                                 Weighted
                                                   Weighted       Average
                                       Number       Average      Remaining    Aggregate
                                         Of        Exercise     Contractual   Intrinsic
                                       Shares        Price     Life (Years)     Value
                                       ------        -----     ------------     -----

                                                         (Unaudited)

Outstanding at September 30, 2005    2,811,609    $     8.52
Granted                                     --            --
Exercised                              (34,228)   $     4.32
Forfeited or expired                        --            --
                                     ---------
Outstanding at December 31, 2005     2,777,381    $     8.58          6.1   $   14,244
                                     =========                              ==========

Exercisable at December 31, 2005     2,719,983    $     8.65          6.1   $   13,771
                                     =========                              ==========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8) STOCK BASED COMPENSATION, (continued)

The weighted average grant-date fair value of options granted during the quarter ended December 31, 2004 is $5.48 per share. The total intrinsic value of options exercised during the quarters ended December 31, 2004 and 2005 was $490,000 and $337,000, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2005, and changes during the quarter then ended, is presented below (unaudited):

                                                                      Weighted
                                                       Number         Average
                                                     Of Shares       Grant-Date
                                                   (In thousands)    Fair Value
                                                    ------------     ----------
     Nonvested at September 30, 2005                  145,389        $     2.09
     Granted                                               --                --
     Vested                                           (87,991)             1.79
     Forfeited                                             --                --
                                                      -------
     Nonvested at December 31, 2005                    57,398        $     2.56
                                                      =======

Fair values have been retroactively restated for all stock dividends since the date the option was granted.

As of December 31, 2005, there was approximately $117,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately one year.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Had the compensation cost for the Company's stock-based compensation plan been determined under the fair value-based method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below for the quarters ended December 31 (in thousands, except per share data)(unaudited):

                                                               2004       2005
                                                               ----       ----

Information as reported in the Financial Statements:

Net income                                                    $ 4,045   $ 4,443
                                                              =======   =======
Basic earnings per share                                      $  0.21   $  0.23
                                                              =======   =======
Diluted earnings per share                                    $  0.20   $  0.22
                                                              =======   =======
Share-based compensation cost, net of related tax effects     $    --   $    25
                                                              =======   =======

Information calculated as if fair value method had been applied to all awards:

Net income, as reported                                       $ 4,045   $ 4,443
Add: Stock-based compensation expense recognized during
     the period, net of related tax effects                        --        25
Less:  Stock-based compensation expense determined under the
     fair value-based method, net of related tax effects         (176)      (25)
                                                              -------   -------
Pro forma net income                                          $ 3,869   $ 4,443
                                                              =======   =======

Pro forma basic earnings per share                            $  0.20   $  0.23
                                                              =======   =======
Pro forma diluted earnings per share                          $  0.19   $  0.22
                                                              =======   =======

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


(9) COMMON STOCK DIVIDEND

On July 30, 2004, December 15, 2004 and October 26, 2005, the Company declared 10% stock dividends, aggregating approximately 1,442,000, 1,594,000 and 1,770,000 shares, respectively. All share and per share data have been retroactively restated for the stock dividends.

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. These standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 and 2005 was $7.3 million and $5.3 million, respectively.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans in the secondary market. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments due to potential changes in interest rates. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $4.3 million at December 31, 2005. The fair value of the loan commitments was an asset of approximately $37,000 at December 31, 2005. As of December 31, 2005, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $44,000.

(12) SUBSEQUENT EVENT

On January 31, 2006, at the Annual Meeting of Shareholders, stockholders approved an amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock from 25 million shares to 50 million shares.

PART I.  FINANCIAL INFORMATION
Item 1A. RISK FACTORS

Not Applicable.

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

FORWARD LOOKING STATEMENTS-CONTINUED
------------------------------------

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
--------

Coastal Financial Corporation (the "Company") is a unitary thrift holding company incorporated in Delaware with one wholly-owned banking subsidiary, Coastal Federal Bank (the "Bank" or "Coastal Federal"). The Company also owns Coastal Planners Holding Corporation, whose subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., offers fee-based financial planning and tax preparation services. The primary business activities of the Company are conducted by the Bank. The Company and Bank's principal executive offices are located in Myrtle Beach, South Carolina.


Coastal Federal is a full service financial services company with 21 branches located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has thirteen offices in Horry County, South Carolina; one office in Georgetown County, South Carolina; four offices in Brunswick County, North Carolina; and three offices in New Hanover County, North Carolina.

The Bank's primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the Metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal's primary market is Horry County, South Carolina, where the Bank has the number one market share of deposits as of June 30, 2005 (the most recent date for which published data is available) with 17.9% of deposits as reported by the FDIC Summary of Deposits Report. The Bank also has the third highest market share of deposits as of June 30, 2005 in Brunswick County, North Carolina, with 8.1% of deposits as reported by the FDIC Summary of Deposits Report.

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

In the fourth fiscal quarter of 2004, the Bank began two significant new initiatives. The first was "The Experience of FANtastic! Customer Service". This initiative focuses on Customer service and convenience. The Bank is continuing the process of redesigning its infrastructure, software and products to improve Customer service and convenience and Associate productivity. In addition, in order to improve Customer service and convenience, the Bank added an extended-hours Call Center and introduced "6 Day Branch Banking" with extended operating hours. The Call Center employs 15 to 20 Associates. The Bank experienced increased salary and benefit expenses in fiscal 2005 and 2006 and anticipates these expenses will continue thereafter associated with the hiring, training and placement of these new Associates.

The second initiative was "Totally Free Checking With A Gift" that was introduced in September 2004. The Bank has incurred, and will continue to incur, significant marketing costs associated with this strategy. In the first fiscal quarter of 2006, marketing expenses were $437,000 compared to $511,000 in the comparable 2005 period. The Bank expects to realize significant benefits from this strategy consisting of increased Bank

PART I.  FINANCIAL INFORMATION
Item 2. COASTAL  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OVERVIEW-CONTINUED
------------------

lobby traffic, increased number of personal checking accounts and higher fee income as a result of those checking accounts. In the first fiscal quarter of 2006, checking account balances grew approximately 31% when compared to the same period a year ago. This rate of growth necessitates the hiring of additional Associates to open and service these accounts. The Associates being hired for these two initiatives are expected to have total compensation averaging between $28,000 and $35,000 per Associate.

In the latter part of fiscal 2005, the Company began preparations to increase lending production in mortgage originations. The Company has hired leadership and support staff as well as additional mortgage lending officers. As a net result of these plans, the Company has increased support staff by approximately ten personnel and added approximately four residential lending officers and staffing as of December 31, 2005. The Company anticipates increasing its residential lending staff by approximately ten to fifteen additional people during the second and third quarters of fiscal 2006. It is expected that the majority of this increase will be in mortgage lending originators. Increased lending volumes from these lending personnel are not expected to increase significantly until the third and fourth fiscal quarters of 2006. Further, the amount of increased revenues in relation to the increased expense cannot be accurately predicted at this time.

During the first quarter of fiscal 2006, the Bank opened two branches; in Oak Island, North Carolina and at Stephens Crossroads in Longs, South Carolina. The Bank anticipates that it will open four additional branches during the second half of fiscal 2006. The opening of these branches will increase compensation, occupancy and other expenses as well as related marketing expenditures. Generally, the Bank will hire personnel three to six months in advance of a branch opening to ensure that they are properly trained. As a result of these openings, the Bank expects to invest approximately $9 million in land, buildings and equipment costs as well as experience increase lease expenses of approximately $200,000.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In order to understand the Company's financial condition and results of operations, it is important to understand the more critical accounting policies and the extent to which judgment and estimates are used in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial statements. The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2005 Annual Report to Stockholders. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Allowance for Loan Losses" and see "Income Taxes" for additional discussion concerning income taxes in the Company's 2005 Annual Report to Stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS-CONTINUED
----------------------------------------

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

At December 31, 2005, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.

The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 and December 31, 2005 was $5.8 million and $5.3 million, respectively.

A summary of loans receivable with undisbursed commitments to extend credit at September 30, 2005 and December 31, 2005 follows:

                                                         September 30, December 31,
                                                              2005        2005
                                                              ----        ----
                                                                (Unaudited)
                                                           (Dollars In thousands)

Residential mortgage loans in process                      $  28,345   $  33,774
Business and consumer credit card lines                       14,065      13,954
Consumer home equity lines                                    43,388      45,275
Other consumer lines of credit                                 4,547       5,413
Standby letters of credit                                      5,777       5,330
Commercial real estate and construction
     and land development                                    107,731     116,181
Other commercial lines of credit                              10,527       8,901
                                                           ---------   ---------
     Total loans receivable with undisbursed commitments   $ 214,380   $ 228,828
                                                           =========   =========

Derivatives and Hedging Activities. The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments due to potential changes in interest rates. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $4.3 million at December 31, 2005. The fair value of the loan commitments was an asset of approximately $37,000 at December 31, 2005. As of December 31, 2005, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative liability of $44,000.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

DISCUSSION OF FINANCIAL  CONDITION  CHANGES FROM  SEPTEMBER 30, 2005 TO DECEMBER
--------------------------------------------------------------------------------
31, 2005
--------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets. The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, Customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $159.2 million for the three months ended December 31, 2004, compared to $205.8 million for the three months ended December 31, 2005. Loan principal repayments amounted to $119.1 million in the first fiscal quarter of 2005 compared to $161.7 million for the three months ended December 31, 2005. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first quarter of fiscal 2005, the Company sold mortgage loans or securitized and sold mortgage loans totaling $15.0 million that compares to $11.6 million for the three months ended December 31, 2005. In addition, the Bank sold $966,000 of commercial loan participations in the quarter ended December 31, 2005 compared to $5.8 million for the same period in 2004.

During the three month period ended December 31, 2005, the Company securitized $6.0 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $40,000, which included $83,000 related to mortgage servicing rights. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The Company has no retained interest in the securities that were sold other than servicing rights.

For the three-month period ended December 31, 2005, the Company purchased $104.6 million in investment and mortgage-backed securities. For the three-month period ended December 31, 2004, the Company purchased $116.4 million in investment and mortgage-backed securities. These purchases during the three-month period ended December 31, 2005 were primarily funded by borrowings, repayments of $23.1 million within the securities portfolio and sales of mortgage-backed securities of $34.6 million.

Total customer deposits, which exclude certificates of deposits obtained through brokers, decreased $39.4 million between September 30, 2005 and December 31, 2005. Money market and checking accounts decreased from approximately $572.0 million at September 30, 2005 to $544.4 million at December 31, 2005, a decrease of $27.6 million or 4.8%. Core deposits (defined as money market accounts, checking accounts and statement savings accounts) decreased from $643.8 million at September 30, 2005 to $616.1 million at December 31, 2005, a decrease of 4.3%. The Company believes these decreases are generally seasonal as there is a significant decrease in tourism activity during fall and winter months as well as a decrease in real estate activities in the fall and winter months resulting in decreased balances in checking trust accounts related to real estate activities.

At December 31, 2005, the Company had $402.2 million of certificates of deposits ("CDs") that were due to mature within one year. Included in these CDs were brokered CDs totaling $195.5 million. Based on past experience, the Company believes that the majority of the non-brokered certificates of deposits will renew with the Company. At December 31, 2005, the Company had commitments to originate $22.0 million in residential mortgage loans, $59.6 million in undisbursed business and retail lines of credit, $14.0 million in unused business and personal credit card lines, and $116.2 million in commercial real estate and construction and land development which the Company expects to fund from normal operations. At December 31, 2005, the Company had approximately $50.6 million available in FHLB advances. In addition, the Company had unpledged collateral that would support approximately $209 million in additional reverse repurchases. At December 31, 2005, the Company also had an outstanding available line for federal funds of $20.0 million.

As a result of $4.4 million in net income, less the cash dividends paid to stockholders of approximately $974,000, proceeds of approximately $229,000 from the exercise of stock

PART I. FINANCIAL  INFORMATION
Item 2. COASTAL  FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

options, and the net increase in unrealized loss on securities available for sale, net of income tax of $1.7 million, stockholders' equity increased from $97.2 million at September 30, 2005 to $99.2 million at December 31, 2005.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $115.9 million at December 31, 2005, exceeding the core capital requirement by $52.4 million. At December 31, 2005, the Bank's risk-based capital of approximately $126.9 million exceeded its current risk-based capital requirement by $51.0 million. (For further information see Regulatory Capital Matters).

The table below summarizes future contractual obligations as of December 31, 2005 (unaudited):
                                        Payments Due by Period
                         ----------------------------------------------------
                             1 Year and          2-3        4-5      After 5
                           Total     Less       Years      Years      Years
                         --------   --------   --------   --------   --------
Time deposits            $441,101   $402,154   $ 35,102   $  3,150   $    695
Short-term borrowings      60,075     60,075         --         --         --
Long-term debt            345,294         --      7,537     95,454    242,303
Construction contracts        965        965         --         --         --
Operating leases            2,225        490        907        645        183
                         --------   --------   --------   --------   --------
Total contractual cash
     obligations         $849,660   $463,684   $ 43,546   $ 99,249   $243,181
                         ========   ========   ========   ========   ========

Purchase commitments. The Company signed a non-binding letter of intent to purchase land for approximately $2.8 million, which is expected to close during the third fiscal quarter.

Lease commitments. The Company has entered into a land lease for a new branch. Lease payments aggregate $2.6 million for the initial term of 30 years with six five-year renewal options. Lease payments during the renewal periods aggregate $5.9 million. Construction of the branch is scheduled to begin in the second fiscal quarter.

EARNINGS SUMMARY
----------------

Net income increased from $4.0 million, or $.20 per diluted share, for the three months ended December 31, 2004 to $4.4 million, or $.22 per diluted share for the three months ended December 31, 2005. This 9.8% increase in net income resulted from increased net interest income of $1.8 million, or 15.3%, an increase in other income of $821,000, offset by increased provision for loan losses of $50,000, increased general and administrative expenses of $1.9 million, and increased income taxes of $234,000.

As a result of growth in loans receivable and investments and an increased net interest margin, net interest income increased 15.3%. The net interest margin increased from 3.66% for the three months ended December 31, 2004 to 3.70% for the three months ended December 31, 2005. The increase in net interest income is primarily attributable to an increase in average earning assets of $187.0 million, or 14.9%. Average loans receivable increased $130.7 million for the three months ended December 31, 2005 compared to December 31, 2004. In addition, average balances of investment securities increased approximately $53.0 million. The investment securities were primarily funded with advances from FHLB. The Company's customer deposits average balances increased from $762.9 million at December 31, 2004 to $879.9 million at December 31, 2005, excluding brokered CD average balances of $187.8 million and $1.7 million at December 31, 2005 and 2004, respectively.

The Company's provision for loan losses increased $50,000 for the three months ended December 31, 2005 when compared to the prior year primarily due to a significant increase in the commercial real estate loan portfolio as result of a robust real estate market and the risk factors related to the underlying portfolio. The allowance for loan losses as a percentage of loans was 1.22% at December 31, 2005 as compared to 1.40% at December 31, 2004.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

EARNINGS SUMMARY-CONTINUED
--------------------------

Other income increased from $2.8 million for the three months ended December 31, 2004 to $3.6 million for the three months ended December 31, 2005. This was a result of an increase in fees and service charges on loan and deposit accounts of $999,000 and increased Federal Home Loan Bank stock dividends of $63,000, offset by a decrease in gains on sales of loans held for sale of $218,000. The Company also had loss on sales of securities available for sale of $46,000 for the three months ended December 31, 2005, compared to gains of $158,000 for the three months ended December 31, 2004.

General and administrative expenses increased from $7.8 million for the three months ended December 31, 2004 to $9.7 million for the three months ended
December 31, 2005. Compensation increased from $4.4 million for the first quarter of fiscal 2005 to $5.4 million in the first quarter of fiscal 2006, primarily due to an increase in the number of banking Associates in business and residential banking, Associates in the Company's expanded hours call center, Associates in new branches and normal salary increases. Marketing expenses were $511,000 for the three months ended December 31, 2004, compared to $437,000 for the three months ended December 31, 2005. In addition, other expense was $850,000 for the three months ended December 31, 2004, compared to $1.3 million for the three months ended December 31, 2005.

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2004 AND 2005
--------------------------

INTEREST INCOME
---------------

Interest income for the three months ended December 31, 2005, increased to $23.0 million as compared to $18.0 million for the three months ended December 31, 2004. The earning asset yield for the three months ended December 31, 2005, was 6.39% compared to 5.73% for the three months ended December 31, 2004. The average yield on loans receivable for the three months ended December 31, 2005, was 7.15% compared to 6.15% for three months ended December 31, 2004. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 7.25% at December 31, 2005, compared to 5.25% at December 31, 2004. The yield on investments decreased to 4.89% for the three months ended December 31, 2005, from 4.91% for the three months ended December 31, 2004. Long-term interest rates have remained relatively constant during the last year despite rising short-term rates, resulting in a flat yield curve. Consequently, most of the cash flows received from the investment portfolio have been reinvested at approximately the same interest rate. Should short-term rates continue to rise more quickly than long-term rates, it is possible that the yield curve would become inverted. A flat yield curve or inverted yield curve would likely cause the Bank's net interest margin to decline and reduce opportunities for using securities to leverage capital. Total average interest-earning assets were $1.4 billion for the quarter ended December 31, 2005 as compared to $1.3 billion for the quarter ended December 31, 2004, an increase of 14.9%. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $130.7 million, resulting primarily from growth in the commercial loan portfolio.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $9.8 million for the three months ended December 31, 2005, as compared to $6.4 million for the three months ended December 31, 2004. The average cost of deposits for the three months ended December 31, 2005, was 1.84% compared to 1.30% for the three months ended December 31, 2004. The cost of interest-bearing liabilities was 2.69% for the three months ended December 31, 2005 compared to 2.07% for the three months ended December 31, 2004. The cost of brokered CD's, FHLB advances, repurchase and reverse repurchase agreements and other borrowings was 3.88% 4.03%, 3.38% and 7.17%, respectively, for the three months ended December 31, 2005. For the three months ended December 31, 2004, the cost of brokered CD's, FHLB advances, reverse repurchase agreements and other borrowings was 2.88%, 3.67%, 1.87% and 5.33%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At December 31, 2005, the federal funds rate was 4.09% compared to 1.97% at December 31, 2004. Total average interest-bearing liabilities increased from $1.2 billion at December 31, 2004 to $1.4 billion at December 31, 2005.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2004 AND 2005 - CONTINUED
--------------------------------------

INTEREST EXPENSE-CONTINUED
--------------------------

The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $117.0 million, decreased average FHLB advances of $23.8 million and decreased average Customer repurchase agreements of $78.8 million. This was partially offset by an increase in average reverse repurchase agreements of $2.3 million. Brokered CD's increased by $186.2 million in average balances when comparing the two periods and were used to fund loan and investment security growth.

NET INTEREST INCOME
-------------------

Net interest income was $13.3 million for the three months ended December 31, 2005, as compared to $11.5 million for the three months ended December 31, 2004. The net interest margin was 3.70% for the three months ended December 31, 2005, compared to 3.66% for the three months ended December 31, 2004.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the three months ended December 31, 2004 and 2005:

                                            Three Months Ended December 31,
                                            -------------------------------
                                         2005                               2004
                                         ----                               ----
                           Average      Income/    Yield/     Average      Income/     Yield/
                         Balance (1)    Expense    Rate     Balance (1)    Expense     Rate
                         -----------    -------    ----     -----------    -------     ----
                                                      (Unaudited)
                                                 (Dollars in Thousands)

Assets
Earning assets
  Loans (2)                 959,498       17,147    7.15%   $  828,793   $   12,740    6.15%
  Investment
    Securities, MBS
    Securities and
    Other (3)               481,452        5,891    4.89%      425,130        5,217    4.91%
                          ---------   ----------            ----------   ----------
Total earning assets      1,440,950       23,038    6.39%   $1,253,923   $   17,957    5.73%
                          =========   ----------            ==========   ----------
Liabilities
  Deposits                  879,901        4,047    1.84%      762,872        2,495    1.31%
  Brokered CD's             187,823        1,823    3.88%        1,664           12    2.88%
  Borrowings                381,596        3,892    4.08%      481,957        3,935    3.27%

Total interest-bearing
                          ---------   ----------            ----------   ----------
  Liabilities             1,449,320        9,762    2.69%   $1,246,493        6,442    2.07%
                          =========   ----------            ==========   ----------

Net interest income                   $   13,276                         $   11,515
                                      ==========                         ==========
Net interest margin                                 3.70%                              3.66%
Net yield on earning
  Assets                                            3.69%                              3.67%

     (1)  The average balances are derived from monthly balances.
     (2)  Nonaccrual   loans  are   included  in  average   balances  for  yield
          computations.
     (3) Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The Company's provision for loan losses increased from $350,000 for the three months ended December 31, 2004, to $400,000 for the three months ended December 31, 2005 primarily due to growth in loan balances, particularly commercial loan balances, at December 31, 2005. The allowance for loan losses as a percentage of loans was 1.22% at December 31, 2005 as compared to 1.40% at December 31, 2004. The allowance as a percentage of loans declined

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2004 AND 2005 - CONTINUED
--------------------------------------

PROVISION FOR LOAN LOSSES-CONTINUED
-----------------------------------

due to improving economic conditions and the risk factors related to the underlying portfolio. Loans delinquent 90 days or more were $4.1 million or .42% of total loans at December 31, 2005, compared to $5.6 million or .69% of total loans at December 31, 2004 and $2.6 million or .28% of total loans at September 30, 2005. The allowance for loan losses was 293% of loans delinquent more than 90 days at December 31, 2005, compared to 203% at December 31, 2004 and 445% at September 30, 2005. Net charge-offs for the three months ended December 31, 2005 were $152,000 compared to $15,000 for the three months ended December 31, 2004.

Management believes that the current level of the allowance for loan losses at December 31, 2005 is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

OTHER INCOME
------------

For the three months ended December 31, 2005, other income was $3.6 million compared to $2.8 million for the three months ended December 31, 2004. Fees and service charges from deposit accounts increased $999,000 or 91.7% to $2.1 million for the three months ended December 31, 2005, compared to $1.1 million for the three months ended December 31, 2004. The majority of this increase is due to fee income from increased number of personal and business checking accounts. Gain on sale of loans was $92,000 for the quarter ended December 31, 2005, compared to $310,000 for the quarter ended December 31, 2004. During the quarter ended December 31, 2005, the Company sold $11.5 million in loans held for sale compared to $15.0 million in the comparable prior year period. Margins on sales of conforming mortgage loans declined in fiscal 2006 due to rising interest rates. Losses on sales of securities available for sale were $46,000 for the quarter ended December 31, 2005, compared to gains of $158,000 for the quarter ended December 31, 2004. Income from Federal Home Loan Bank Stock dividends increased from $137,000 to $200,000 due to increased dividends resulting from higher interest rates. In addition, income from ATM and debit card transactions increased 69.3% to $501,000 during the first quarter of fiscal 2006, primarily due to increased personal checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $9.7 million for the quarter ended December 31, 2004 compared to $7.8 million for the quarter ended December 31, 2005. Salaries and employee benefits were $4.4 million for the three months ended December 31, 2004, as compared to $5.4 million for the three months ended December 31, 2005, an increase of 21.6%. Increased compensation is due to increased numbers of Associates, normal salary increases and increased health care costs. The Company's average number of Associates has increased by approximately 100 Associates, or 24.4%. The increase in Associates is primarily due to three new branches, increased Associates in the expanded hours call center and deposit servicing, increased Associates in existing branches to serve extended banking hours and increased checking volumes, and increased Associates in residential banking. Also as a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased by $309,000, including increased depreciation of $203,000, when comparing the two periods. Marketing expenses were $511,000 for the three months ended December 31, 2004, compared to $437,000 for the three months ended December 31, 2005. The decrease from the prior period results from decreased initial startup expense for the Bank's "Totally Free Checking With A Gift" initiative and the introduction of Penny Pavilion, the Bank's free coin counting service. Other expenses were $850,000 for the quarter ended December 31, 2004 compared to $1.3 million for the quarter ended December 31, 2005. Other expense increased $400,000 due to increased audit and accounting costs incurred primarily related to compliance with Sarbanes-Oxley of $58,000, increased

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2004 AND 2005 - CONTINUED
--------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES-CONTINUED
---------------------------------------------

deposit account losses of $59,000, reduced recoveries of prior period mortgage servicing impairments of $76,000, and increased charitable contributions of $76,000. The increase in deposit account losses is tied directly to the increased number of personal checking accounts and overdraft losses associated with those accounts.

INCOME TAXES
------------

Income taxes were $2.3 million for the three months ended December 31, 2005 compared to $2.1 million for the three months ended December 31, 2004. The effective income tax rate as a percentage of pretax income was 34.51% and 34.25% for the quarters ended December 31, 2005 and 2004, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes. The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                             Categorized as "Well
                                                                             Capitalized" under
                                                         For Capital          Prompt Corrective
                                      Actual          Adequacy Purposes        Action Provision
                                      ------          -----------------        ----------------
                                Amount       Ratio     Amount       Ratio     Amount       Ratio
                                ------       -----     ------       -----     ------       -----
                                                    (Dollars In Thousands)

As of December 31, 2005:
 Total Capital:                $126,880      13.38%   $ 75,858       8.00%   $ 94,823      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:               $115,861      12.22%        N/A        N/A    $ 56,894       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:               $115,861       7.31%   $ 47,473       3.00%   $ 79,124       5.00%
   (To Total Assets)
 Tangible Capital:             $115,861       7.31%   $ 23,737       1.50%        N/A        N/A
   (To Total Assets)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle.

PART I.  FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2004 AND 2005 - CONTINUED
--------------------------------------

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-CONTINUED
---------------------------------------------------

Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods' financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95, Statement of Cash Flows. It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the Statement of Cash Flows. Various other changes are also required. The Company adopted this Statement effective beginning October 1, 2005. The Company experienced no significant effect on its financial statements as a result of the adoption of this Statement. See note 8 of the accompanying unaudited consolidated financial statements for additional discussion.

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

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to three hundred basis point increase or decrease in market interest rates. The following table presents the Bank's change in NPV as computed by the OTS for various rate shock levels as of December 31, 2005 (Dollars in thousands).

PART I.  FINANCIAL INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-CONTINUED
-----------------------------------------------------------------------------

                                                                                                         Market
                                             Board                 Board                Market           Value
                                             Limit                 Limit                Value           Portfolio
                                          Minimum NPV             Maximum             Of Assets          Equity           NPV
     Change in interest rates                Ratio            Decline in NPV           12/31/05         12/31/05         Ratio
------------------------------------    ----------------    --------------------    --------------    --------------    ---------
300 basis point rise                         5.00%                400 BPS              $1,563,003          $141,004        9.02%
200 basis point rise                         6.00%                300 BPS              $1,588,676          $155,100        9.76%
100 basis point rise                         6.00%                250 BPS              $1,613,947          $164,844       10.21%
No change                                    6.00%                                     $1,637,848          $177,678       10.85%
100 basis point decline                      6.00%                250 BPS              $1,657,751          $186,135       11.23%
200 basis point decline                      6.00%                300 BPS              $1,670,827          $183,585       10.99%
300 basis point decline                      6.00%                350 BPS                     N/A               N/A          N/A


The preceding table indicates that at December 31, 2005, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's Net Portfolio Value (NPV) would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase minimally. A value for the 300 basis point decline is not indicated due to the level of interest rates at December 31, 2005. At December 31, 2005, the Bank's estimated changes in NPV were within the limits established by the Board of Directors.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates

Item 4.  CONTROLS AND PROCEDURES
--------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no material changes in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               (b)  Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Financial
                    Officer)

          32   (a)  Section 1350 Certification (Chief Executive Officer)

               (b)  Section 1350 Certification (Chief Financial Officer)

PART II.  OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES - CONTINUED

Item 6.  Exhibits, Continued
         -------------------
-------------------------------------------

     (1) Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

     (2) Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

     (3) Incorporated by reference to the definitive proxy statement for the 1996 Annual Meeting of Stockholders.

     (4) Incorporated by reference to December 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

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

                                           COASTAL FINANCIAL CORPORATION

       February 9, 2006                     /s/ Michael C. Gerald
       ----------------                    ----------------------
       Date                                Michael C. Gerald
                                           President and Chief Executive Officer

       February 9, 2006                     /s/ Jerry L. Rexroad
       ----------------                    ---------------------
       Date                                Jerry L. Rexroad
                                           Executive Vice President and
                                           Chief Financial Officer