Form 10-Q
period 2006-03-31
COASTAL FINANCIAL CORP /DE
filed 2006-05-10
CIK 935930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                  YES |X|      NO |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of "accelerated filer and a large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |X|    Non-accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                 YES |_|      NO |X|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2006.

Common Stock $.01 Par Value Per Share                         19,594,784 Shares
--------------------------------------------------------------------------------
(Class)                                                          (Outstanding)



COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS                                                               PAGE
-----------------                                                               ----

PART I-  Financial Information
Item
     1.  Consolidated Financial Statements (unaudited):

             Consolidated Statements of Financial Condition
             as of September 30, 2005 and March 31, 2006                           3

             Consolidated Statements of Operations for the three
             months ended March 31, 2005 and 2006                                  4

             Consolidated Statements of Operations for the six
             Months ended March 31, 2005 and 2006                                  5

             Consolidated Statements of Stockholders' Equity
             and Comprehensive Income for the six months ended
             March 31, 2005 and 2006                                               6

             Consolidated Statements of Cash Flows for the six
             months ended March 31, 2005 and 2006                                7-8

             Notes to Consolidated Financial Statements                         9-16

     2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     17-29

     3. Quantitative and Qualitative Disclosures About                         29-30
         Market Risk

     4. Controls and Procedures                                                   30


Part II - Other Information
Item
     1.  Legal Proceedings                                                        30

     1A. Risk Factors                                                          30-34

     1B. Unresolved Staff Comments                                                34

     2.  Unregistered Sales of Equity Securities and Use of Proceeds              34

     3.  Defaults Upon Senior Securities                                          34

     4.  Submission of Matters to a Vote of Securities Holders                    34

     5.  Other Information                                                        34

     6.  Exhibits                                                                 35

Signatures                                                                        36

Exhibits

      3(c)   Certificate of Amendment of Certificate of Incorporation             37

     31(a)   Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)     38

       (b)   Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)     39

     32(a)   Section 1350 Certification (Chief Executive Officer)                 40

       (b)   Section 1350 Certification (Chief Financial Officer)                 41

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         September 30,    March 31,
                                                             2005            2006
                                                             ----            ----
                                                                 (Unaudited)
                                                                (In thousands)


ASSETS:
Cash and amounts due from banks                          $    52,592    $    39,204
Short-term interest-bearing deposits                          33,742         59,926
Federal funds sold                                             5,191            486
Investment securities available for sale                      25,616         21,501
Mortgage-backed securities available for sale                399,655        421,781
Investment securities held to maturity (market
  value $10,049 at September 30, 2005 and
  $10,000 at March 31, 2006)                                  10,000         10,000
Loans receivable (net of allowance for loan
  losses of $11,748 at September 30, 2005 and
  $12,208 at March 31, 2006)                                 924,260      1,004,385
Loans receivable held for sale                                18,121          3,783
Real estate acquired through foreclosure, net                    818          1,120
Office property and equipment, net                            22,758         26,657
Federal Home Loan Bank (FHLB) stock, at cost                  15,775         18,365
Accrued interest receivable on loans                           3,807          4,647
Accrued interest receivable on securities                      2,351          2,698
Bank-owned life insurance                                     22,574         23,050
Other assets                                                   6,199          6,388
                                                         -----------    -----------
                                                         $ 1,543,459    $ 1,643,991
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits                                                 $ 1,070,918    $ 1,080,440
Securities sold under agreements to repurchase                41,937         96,706
Advances from FHLB                                           289,007        337,765
Junior subordinated debt                                      15,464         15,464
Drafts outstanding                                            12,890          3,001
Advances by borrowers for property taxes and insurance         1,221            621
Accrued interest payable                                       3,415          4,367
Other liabilities                                             11,386          5,418
                                                         -----------    -----------
     Total Liabilities                                     1,446,238      1,543,782
                                                         -----------    -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, 1,000,000 shares authorized
  and unissued                                                    --             --
Common stock, $.01 par value, 50,000,000 shares
  authorized; 19,457,492 shares at September 30, 2005
  and 19,583,163 shares at March 31, 2006 issued
  and outstanding                                                195            196
Additional paid-in capital                                    11,410         11,941
Retained earnings, restricted                                 86,723         93,857
Accumulated other comprehensive loss, net of tax              (1,107)        (5,785)
                                                         -----------    -----------
     Total stockholders' equity                               97,221        100,209
                                                         -----------    -----------
                                                         $ 1,543,459    $ 1,643,991
                                                         ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

                                                                  2005             2006
                                                                  ----             ----
                                                                       (Unaudited)
                                                                     (In thousands,
                                                                    Except per share)
Interest income:
   Loans receivable                                           $     13,364    $     18,182
   Investment securities                                             1,231           1,672
   Mortgage-backed securities                                        4,250           4,077
   Other                                                                67             207
                                                              ------------    ------------
Total interest income                                               18,912          24,138
                                                              ------------    ------------

Interest expense:
   Deposits                                                          2,939           6,519
   Securities sold under agreements to repurchase                      746             539
   Advances from FHLB                                                3,128           3,623
   Other borrowings                                                    203             289
                                                              ------------    ------------
Total interest expense                                               7,016          10,970
                                                              ------------    ------------
   Net interest income                                              11,896          13,168
Provision for loan losses                                              625             330
                                                              ------------    ------------
   Net interest income after provision for loan losses              11,271          12,838
                                                              ------------    ------------

Other income:
   Fees and service charges on loan and deposit accounts             1,423           2,246
   Gain on sales of loans held for sale                                244             202
   Gain on sales of investment securities, net                          28              30
   Gain on sales of mortgage-backed securities, net                     60              --
   Gain on investment security held to maturity called by
      issuer                                                           160              --
   Loss from real estate acquired through foreclosure, net              (6)            (62)
   Income from sales of non-depository products                        470             505
   FHLB stock dividends                                                213             256
   Income from ATM and debit card transactions                         328             538
   Bank-owned life insurance                                           233             237
   Other income                                                        183             250
                                                              ------------    ------------
     Total other income                                              3,336           4,202
                                                              ------------    ------------

General and administrative expenses:
   Salaries and employee benefits                                    4,496           5,474
   Net occupancy, furniture and fixtures and data
     processing expenses                                             1,186           1,568
   Depreciation                                                        673             844
   FDIC insurance premium                                               26              34
   Marketing expenses                                                  482             520
   Expense from ATM and debit card transactions                        236             348
   Other expense                                                     1,220           1,138
                                                              ------------    ------------
     Total general and administrative expense                        8,319           9,926
                                                              ------------    ------------
Income before income taxes                                           6,288           7,114
Income taxes                                                         2,153           2,469
                                                              ------------    ------------
Net income                                                    $      4,135    $      4,645
                                                              ============    ============

Net income per common share:
   Basic                                                      $       0.21    $       0.24
                                                              ============    ============
   Diluted                                                    $       0.20    $       0.23
                                                              ============    ============

Dividends declared per common share                           $       0.04    $       0.05
                                                              ============    ============

Weighted average common shares outstanding:
   Basic                                                        19,362,000      19,547,000
                                                              ============    ============
   Diluted                                                      20,524,000      20,440,000
                                                              ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2006

                                                                 2005            2006
                                                                 ----            ----
                                                                     (Unaudited)
                                                                    (In thousands,
                                                                   Except per share)
Interest income:
   Loans receivable                                          $     26,104    $     35,329
   Investment securities                                            2,375           3,287
   Mortgage-backed securities                                       8,257           8,186
   Other                                                              122             374
                                                             ------------    ------------
Total interest income                                              36,858          47,176
                                                             ------------    ------------

Interest expense:
   Deposits                                                         5,435          12,389
   Securities sold under agreements to repurchase                   1,312             917
   Advances from FHLB                                               6,296           6,868
   Other borrowings                                                   403             558
                                                             ------------    ------------
Total interest expense                                             13,446          20,732
                                                             ------------    ------------
   Net interest income                                             23,412          26,444
Provision for loan losses                                             975             730
                                                             ------------    ------------
   Net interest income after provision for loan losses             22,437          25,714
                                                             ------------    ------------

Other income:
   Fees and service charges on loan and deposit accounts            2,513           4,335
   Gain on sales of loans held for sale                               554             294
   Gain on sales of investment securities, net                         17              18
   Gain (loss) on sales of mortgage-backed securities, net            229             (33)
   Gain on investment security held to maturity called by
     issuer                                                           160              --
   Loss from real estate acquired through foreclosure, net            (45)            (95)
   Income from sales of non-depository products                       930             910
   FHLB stock dividends                                               350             456
   Income from ATM and debit card transactions                        624           1,039
   Bank-owned life insurance                                          474             476
   Other income                                                       296             390
                                                             ------------    ------------
     Total other income                                             6,102           7,790
                                                             ------------    ------------

General and administrative expenses:
   Salaries and employee benefits                                   8,920          10,852
   Net occupancy, furniture and fixtures and data
     processing expenses                                            2,328           3,019
   Depreciation                                                     1,271           1,646
   FDIC insurance premium                                              53              67
   Marketing expenses                                                 993             957
   Expense from ATM and debit card transactions                       465             677
   Other expense                                                    2,070           2,388
                                                             ------------    ------------
     Total general and administrative expense                      16,100          19,606
                                                             ------------    ------------
Income before income taxes                                         12,439          13,898
Income taxes                                                        4,260           4,810
                                                             ------------    ------------
Net income                                                   $      8,179    $      9,088
                                                             ============    ============

Net income per common share:
   Basic                                                     $       0.42    $       0.47
                                                             ============    ============
   Diluted                                                   $       0.40    $       0.45
                                                             ============    ============

Dividends declared per common share                          $       0.08    $       0.10
                                                             ============    ============

Weighted average common shares outstanding:
   Basic                                                       19,278,000      19,488,000
                                                             ============    ============
   Diluted                                                     20,367,000      20,380,000
                                                             ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2006

                                                                                               Accumulated
                                                                                                 Other
                                                                                                 Compre-
                                                Additional                                       hensive         Total
                                   Common        Paid-In       Retained         Treasury         Income       Stockholders'
                                    Stock        Capital       Earnings          Stock           (Loss)         Equity
                                ------------   ------------   ------------    ------------    ------------    ------------

                                                                         (Unaudited)
                                                                        (In thousands)

Balance at September
  30, 2004                      $        192   $     10,607   $     73,533    $     (1,182)   $      2,198    $     85,348
Net income                                --             --          8,179              --              --           8,179
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 taxes of $2,139                          --             --             --              --          (3,490)             --
 Less: reclassification
 adjustment for gains
 included in net income,
 net of taxes of $93                      --             --             --              --             153              --
                                                                                              ------------
Other comprehensive loss                  --             --             --              --          (3,337)         (3,337)
                                                                                                              ------------
Comprehensive income                      --             --             --              --              --           4,842
                                                                                                              ------------
Exercise of stock options
  including tax benefit of $262            1            347           (602)          1,182              --             928
Cash dividends                            --             --         (1,584)             --              --          (1,584)
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at March
  31, 2005                      $        193   $     10,954   $     79,526    $         --    $     (1,139)   $     89,534
                                ============   ============   ============    ============    ============    ============


Balance at September
  30, 2005                      $        195   $     11,410   $     86,723    $         --    $     (1,107)   $     97,221
Net income                                --             --          9,088              --              --           9,088
Other comprehensive
 income:
 Unrealized losses arising
 during period, net of
 tax benefit of $2,873                    --             --             --              --          (4,687)             --
 Less: reclassification
 adjustment for losses
 included in net income,
 net of taxes of $6                       --             --             --              --               9              --
                                                                                              ------------
Other comprehensive loss                  --             --             --              --          (4,678)         (4,678)
                                                                                              ------------    ------------
Comprehensive income                      --             --             --              --              --           4,410
                                                                                                              ------------
Exercise of stock options
  including tax benefit of $185            1            484             --              --              --             485
Stock compensation expense,
   net of tax                             --             47             --              --              --              47
Cash dividends                            --             --         (1,954)             --              --          (1,954)
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at March
  31, 2006                      $        196   $     11,941   $     93,857    $         --    $     (5,785)   $    100,209
                                ============   ============   ============    ============    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2006

                                                                     2005         2006
                                                                     ----         ----
                                                                       (Unaudited)
                                                                      (In thousands)

Cash flows from operating activities:
Net income                                                        $   8,179    $   9,088
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation                                                          1,271        1,646
Provision for loan losses                                               975          730
Gain on sale of investment securities
     available for sale, net                                            (17)         (18)
(Gain) loss on sale of mortgage-backed securities
     available for sale, net                                           (229)          33
Gain on call of investment security called by issuer                   (160)          --
Stock option compensation expense                                        --           75
Loss on disposal of office properties and equipment                     124           --
Origination of loans receivable held for sale                       (26,623)     (15,597)
Proceeds from sale of loans receivable held for sale, net             8,371        7,960
Recovery from write-down of mortgage servicing rights                  (155)          --
Proceeds from securitization and sales of loans receivable
      held for sale                                                  20,080       12,874
Tax benefit from exercise of stock options                             (262)        (185)
(Increase) decrease in:
     Cash value of life insurance                                      (474)        (476)
     Accrued interest receivable                                       (296)      (1,187)
     Other assets                                                     1,793         (189)
Increase (decrease) in:
     Accrued interest payable                                           492          952
     Other liabilities                                                  364       (2,945)
                                                                  ---------    ---------
Net cash provided by operating activities                            13,433       12,761
                                                                  ---------    ---------

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale       3,371        7,175
Proceeds from sales of mortgage-backed securities
     available for sale                                              95,200       41,474
Proceeds from issuer call of investment securities held
     to maturity                                                      8,000           --
Proceeds from issuer call of investment securities
     available for sale                                               1,950           --
Purchases of investment securities available for sale                (3,659)      (3,691)
Purchases of investment securities held to maturity                 (10,000)          --
Purchases of mortgage-backed securities available for sale         (206,648)    (111,622)
Principal collected on mortgage-backed securities
     available for sale                                              42,678       41,094
Origination of loans receivable, net                               (349,851)    (358,349)
Purchase of loans receivable                                             --       (8,656)
Proceeds from sales of commercial loan participations                13,251        2,100
Principal collected on loans receivable, net                        267,904      292,251
Proceeds from sales of real estate acquired through
     foreclosure, net                                                   714          598
Purchases of office properties and equipment                         (2,866)      (5,545)
Change in FHLB stock, net                                               533       (2,590)
                                                                  ---------    ---------
Net cash used in investing activities                              (139,423)    (105,761)
                                                                  ---------    ---------


                                                                              (CONTINUED)


PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2006 (CONTINUED)

                                                                             2005         2006
                                                                             ----         ----

                                                                                (Unaudited)
                                                                               (In thousands)

Cash flows from financing activities:
Increase in deposits, net                                                 $ 136,902    $   9,522
Increase in securities sold under agreements to repurchase, net              28,827       54,769
Proceeds from FHLB advances                                                 372,850      568,300
Repayment of FHLB advances                                                 (399,200)    (519,542)
Decrease in advance payments by borrowers for
     property taxes and insurance, net                                         (681)        (600)
Increase(decrease) in drafts outstanding, net                                 1,487       (9,889)
Cash dividends to stockholders                                               (1,584)      (1,954)
Proceeds from exercise of stock options                                         666          300
Tax benefit from exercise of stock options                                      262          185
                                                                          ---------    ---------
Net cash provided by financing activities                                   139,529      101,091
                                                                          ---------    ---------
Net decrease in cash and cash equivalents                                    13,539        8,091
Cash and cash equivalents at beginning of period                             29,652       91,525
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $  43,191    $  99,616
                                                                          =========    =========

Supplemental information:
     Interest paid                                                        $  12,954    $  19,780
                                                                          =========    =========
     Income taxes paid                                                    $   3,492    $   5,077
                                                                          =========    =========

Supplemental schedule of non-cash investing and financing transactions:

Securitization of mortgage loans into mortgage-backed
     securities                                                           $  20,080    $  12,874
                                                                          =========    =========

Transfer of mortgage loans to real estate acquired
     through foreclosure                                                  $     463    $     900
                                                                          =========    =========


Change in unrealized loss in investment securities
     and mortgage-backed securities available for sale,
     net of tax                                                           $  (3,337)   $  (4,678)
                                                                          =========    =========
Transfer of loans held for sale to loans receivable                       $      --    $   9,100
                                                                          =========    =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders' equity and comprehensive income in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries' (the "Company") audited consolidated financial statements and related notes for the year ended September 30, 2005, included in the Company's 2005 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the "Bank"). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2)  INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality deterioration. The unrealized losses that had continuous losses of less than 12 months are comprised of seven securities at September 30, 2005 totaling $18,000 and thirty securities at March 31, 2006 totaling $235,000. The unrealized losses that had continuous losses 12 months or longer are comprised of six securities at September 30, 2005 totaling $33,000 and five securities at March 31, 2006 totaling $104,000. None of the individual investment securities had an unrealized loss that exceeded 10% of its amortized cost in either period. At September 30, 2005 and March 31, 2006, substantially all investment securities were rated AAA or higher. At September 30, 2005 and March 31, 2006, none of the investment securities available for sale were considered impaired.

(3)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

                                                      September 30, 2005
                          --------------------------------------------------------------------------
                            Less than 12 Months       12 Months or Longer               Total
                          ----------------------    -----------------------   ----------------------

                                                    (Dollars in thousands)
                            Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                            Value        Losses       Value        Losses       Value        Losses
                            -----        ------       -----        ------       -----        ------
Collateralized Mortgage   $  55,560         (770)      19,518         (360)      75,078       (1,130)
  Obligations
FNMA                         78,664       (1,189)       5,893         (157)      84,557       (1,346)
GNMA                         32,787         (416)          --           --       32,787         (416)
FHLMC                        81,540         (988)       5,951          (99)      87,491       (1,087)
                          ---------    ---------    ---------    ---------    ---------    ---------
                          $ 248,551       (3,363)      31,362         (616)     279,913       (3,979)
                          =========    =========    =========    =========    =========    =========
                                                        March 31, 2006
                          --------------------------------------------------------------------------
                            Less than 12 Months       12 Months or Longer               Total
                          ----------------------    -----------------------   ----------------------

                                                    (Dollars in thousands)
                            Fair       Unrealized     Fair       Unrealized     Fair       Unrealized
                            Value        Losses       Value        Losses       Value        Losses
                            -----        ------       -----        ------       -----        ------
Collateralized Mortgage   $  66,586       (1,240)      40,292       (1,444)     106,878       (2,684)
Obligations
FNMA                        100,563       (2,666)      24,510         (839)     125,073       (3,505)
GNMA                         12,133         (125)      22,049         (584)      34,182         (709)
FHLMC                       102,380       (2,307)      21,289         (718)     123,669       (3,025)
                          ---------    ---------    ---------    ---------    ---------    ---------
                          $ 281,662       (6,338)     108,140       (3,585)     389,802       (9,923)
                          =========    =========    =========    =========    =========    =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality deterioration. The unrealized losses are comprised of 72 securities at September 30, 2005 and 95 securities at March 31, 2006 that have had continuous losses of less than 12 months. There were 10 securities at September 30, 2005 and 36 securities at March 31, 2006 with continuous losses 12 months or longer. None of the individual mortgage-backed securities had an unrealized loss that exceeded 10% of its amortized cost at September 30, 2005. One of the mortgage-backed securities had unrealized losses which exceeded 10% of its amortized cost by an immaterial amount at March 31, 2006. At September 30, 2005 and March 31, 2006, all mortgage-backed securities were rated AAA or higher. At September 30, 2005 and March 31, 2006, none of the Company's securities were considered impaired.

(4) LOANS RECEIVABLE, NET

Loans receivable, net, consists of the following:

                                                 September 30,     March 31,
                                                      2005           2006
                                                  -----------    -----------

                                                          (Unaudited)
                                                     (Dollars in thousands)
First mortgage loans:
   Single family to four family units             $   352,893    $   396,752
   Land and land development                          121,170        138,661
   Residential lots                                    37,112         35,908
   Other, primarily commercial real estate            211,432        220,951
   Construction loans on residential properties       127,970        143,453
   Construction loans on commercial properties         14,989         15,330

Consumer and commercial loans:
   Installment consumer loans                          19,115         17,977
   Mobile home loans                                    4,308          3,821
   Savings account loans                                1,883          2,525
   Equity lines of credit                              34,019         36,528
   Commercial and other loans                          38,691         38,516
                                                  -----------    -----------
                                                      963,582      1,050,422

Less:
   Allowance for loan losses                           11,748         12,208
   Deferred loan costs, net                              (771)          (236)
   Undisbursed portion of loans in process             28,345         34,065
                                                  -----------    -----------
                                                  $   924,260    $ 1,004,385
                                                  ===========    ===========

The changes in the allowance for loan losses consist of the following for the six months ended:
                                               Six Months Ended March 31,
                                               --------------------------
                                                   2005        2006
                                                   ----        ----

                                                     (Unaudited)
                                                (Dollars in thousands)

Allowance at beginning of period                $  11,077   $  11,748
Provision for loan losses                             975         730
                                                ---------   ---------
Recoveries:
 Residential loans                                     --          --
 Commercial loans                                      17         179
 Consumer loans                                        56          90
                                                ---------   ---------
   Total recoveries                                    73         269
                                                ---------   ---------

Charge-offs:
 Residential loans                                     --          --
 Commercial loans                                     158         341
 Consumer loans                                       199         198
                                                ---------   ---------
Total charge-offs                                     357         539
                                                ---------   ---------
   Net charge-offs                                    284         270
                                                ---------   ---------
 Allowance at end of period                     $  11,768   $  12,208
                                                =========   =========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(4)  LOANS RECEIVABLE, NET - CONTINUED

                                                      Six Months Ended March 31,
                                                      --------------------------
                                                            2005      2006
                                                            ----      ----
                                                              (Unaudited)
Ratio of allowance to total net loans
     outstanding at the end of the period                   1.36%     1.21%
                                                            ====      ====

Ratio of net charge-offs to average
     total loans outstanding during the period (annualized)  .07%      .05%
                                                            ====      ====

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $2.6 million and $3.1 million at September 30, 2005 and March 31, 2006, respectively. For the six months ended March 31, 2005 and 2006, interest income, which would have been recorded, would have been approximately $243,000 and $137,000, respectively, had non-accruing loans been current in accordance with their original terms.

At September 30, 2005 and March 31, 2006 impaired loans totaled $2.6 million and $2.5 million, respectively. Included in the allowance for loan losses at September 30, 2005 was $434,000 related to impaired loans compared to $258,000 at March 31, 2006. The average recorded investment in impaired loans for the year ended September 30, 2005 was $3.7 million compared to $2.9 million for the six months ended March 31, 2006. Interest income of $41,000 and $80,000 was recognized on impaired loans for the quarter and six months ended March 31, 2006. Interest income of $65,000 and $98,000 was recognized on impaired loans for the quarter and six months ended March 31, 2005, respectively.

(5)  DEPOSITS

Deposits consist of the following:

                                 September 30, 2005           March 31, 2006
                               ---------------------      ----------------------
                                            Weighted                    Weighted
                                             Average                     Average
                                 Amount       Rate          Amount        Rate
                                 ------       ----          ------        ----
                                                   (Unaudited)
                                              (Dollars in thousands)
Checking accounts:
Noninterest-bearing            $  219,080       --        $  214,352        --
Interest-bearing                  139,810     0.52%          124,659      0.60%
                               ----------                 ----------
     Total checking accounts      358,890     0.20           339,011      0.22
Money market accounts             213,078     2.26           212,726      2.91
Statement savings accounts         71,824     1.47            75,325      1.94
Certificate accounts              427,126     3.39           453,378      4.26
                               ----------                 ----------
                               $1,070,918     1.97%       $1,080,440      2.57%
                               ==========                 ==========

Included in certificate accounts ("CDs") are $169.9 million of brokered CDs at September 30, 2005 and $189.3 million at March 31, 2006. The average rate and remaining term of brokered CD's at September 30, 2005 was 3.51% and approximately four months, respectively. The average rate and remaining term of brokered CDs at March 31, 2006 was 4.54% and approximately five months, respectively.

(6)  ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank ("FHLB") consist of the following:

                          September 30, 2005         March 31, 2006
                        ----------------------  -----------------------
                                      Weighted                 Weighted
                                       Average                 Average
                         Amount         Rate      Amount        Rate
                                           (Unaudited)
                                      (Dollars in thousands)
Fiscal Year Maturing:
Year 1                  $  4,177        2.79%   $  2,936        3.02%
Year 2                     3,560        2.83       3,560        2.83
Year 3                     3,977        3.18       3,977        3.18
Year 4                    31,803        2.36       6,802        3.74
Year 5                    63,651        5.74      63,651        5.74
After Year 5             181,839        3.64     256,839        3.84
                        --------                --------
                        $289,007        3.93%   $337,765        4.17%
                        ========                ========

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(6)  ADVANCES FROM FEDERAL HOME LOAN BANK (continued)

At September 30, 2005, and March 31, 2006, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $362.5 million and $459.5 million, respectively, as collateral for FHLB advances. At March 31, 2006, the excess first mortgage loan collateral pledged to FHLB will support additional borrowings of $94.8 million.

At March 31, 2006, included in the one, two, three, four, and after five years maturities were advances of $241 million, with a weighted average rate of 3.91%, subject to call provisions. Callable advances at March 31, 2006 are summarized as follows: $59.0 million callable in fiscal 2006, with a weighted average rate of 4.84%; $45.0 million callable in fiscal 2007, with a weighted average rate of 3.17%; $37.0 million callable in fiscal 2008, with a weighted average rate of 2.98%; $75.0 million callable in fiscal 2009 with a weighted average rate of 3.92%, and $25.0 million callable in fiscal 2011 or later, with a weighted average rate of 4.36%. Call provisions are more likely to be exercised by the FHLB when market interest rates rise. If called, the Bank may be required to replace these advances with higher cost funds.

(7)  EARNINGS PER SHARE

Basic earnings per share for the quarter and six months ended March 31, 2005 and 2006 are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the quarter and six months ended March 31, 2005 and 2006 are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. At March 31, 2006, the Company had antidilutive securities of approximately 225,000 options to purchase shares by Directors and Associates. The average exercise price was approximately $15.26 per share.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

                                                              For the Quarter Ended March 31,
                                                                        (Unaudited)

                                           2005                        2005     2006                        2006
                                           --------------------------------     --------------------------------
                                           BASIC                    DILUTED     BASIC                    DILUTED
                                           --------------------------------     --------------------------------
Weighted average shares outstanding        19,362,000            19,362,000     19,547,000            19,547,000
Effect of dilutive securities-
   stock options                                   --             1,162,000             --               893,000
                                           --------------------------------     --------------------------------
                                           19,362,000            20,524,000     19,547,000            20,440,000
                                           ================================     ================================


                                                              For the Six Months Ended March 31,
                                                                         (Unaudited)


                                           2005                        2005     2006                        2006
                                           --------------------------------     --------------------------------
                                           BASIC                    DILUTED     BASIC                    DILUTED
                                           --------------------------------     --------------------------------
Weighted average shares outstanding        19,278,000            19,278,000     19,488,000            19,488,000

Effect of dilutive securities-
   stock options                                   --             1,089,000             --               892,000
                                           --------------------------------     --------------------------------
                                           19,278,000            20,367,000     19,488,000            20,380,000
                                           ================================     ================================

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

(8)  STOCK BASED COMPENSATION (continued)

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

At March 31, 2006, the Company had one stock-based payment plan for directors, officers and other key Associates, which is described below. Prior to October 1, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after October 1, 2005. The fair value at date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulting in expense of approximately $47,000, net of tax benefit of approximately $28,000 during the six months ended March 31, 2006.

The Company's stock option plan ("the Plan"), which is stockholder approved, provides for stock options to be granted primarily to directors, officers and other key Associates. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards are generally granted with an exercise price equal to, or higher than, the market price of the Company's shares at the date of grant. Options vest ratably over a five-year period and expire after ten years from the date of grant, except as discussed below. Share options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The remaining shares of stock reserved for the stock option plan at March 31, 2006 amounted to approximately 114,000 shares.

Options awarded prior to September 21, 2005 vest ratably over a five-year period. Effective September 21, 2005, the vesting period for approximately 731,000 options awarded during the fiscal 2003, 2004 and 2005 through September 20, 2005 that would have otherwise vested at various times through fiscal 2010 was accelerated, as more fully described in note 1(p) of the 2005 Annual Report to Stockholders. All other terms and conditions of the accelerated options remain unchanged as a result of the acceleration. In addition, in September
2005, the Company granted options to employees, officers and directors of approximately 390,000 shares, without a vesting requirement. All options expire ten years after the date of grant.

The weighted average fair value of all of the options granted during the six months ended March 31 have been estimated using the Black-Scholes option-pricing model with the following assumptions (unaudited):

                                                                  2005      2006
                                                                  ----      ----
Dividend yield                                                     1.1%      --%
Weighted average risk-free interest rate                          4.21%      --%
Weighted average expected volatility                              35.2%      --%
Weighted average expected life in years                            7.5       --

No options were granted during the six months ended March 31, 2006.

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8) STOCK BASED COMPENSATION (continued)

A summary of share option activity for the six months ended March 31, 2006 follows (Dollars in thousands, except share data):


                                                                     Weighted
                                                      Weighted       Average
                                      Number          Average        Remaining    Aggregate
                                        Of            Exercise      Contractual   Intrinsic
                                      Shares           Price        Life (Years)    Value
                                      ------           -----        ------------    -----

                                                                              (Unaudited)

Outstanding at September 30, 2005     2,811,609    $       8.52
Granted                                      --              --
Exercised                              (150,423)   $       4.36
Forfeited or expired                     (7,074)   $      12.06
                                   ------------
Outstanding at March 31, 2006         2,654,112    $       8.75        6.1       $     13,264
                                   ============                                  ============

Exercisable at March 31, 2006         2,600,992    $       8.82        6.1       $     12,829
                                   ============                                  ============

The weighted average grant-date fair value of options granted during the six months ended March 31, 2005 was $5.46 per share. The total intrinsic value of options exercised during the six months ended March 31, 2005 and 2006 was $1.8 million and $1.4 million, respectively.

A summary of the status of the Company's nonvested options as of March 31, 2006, and changes during the six months then ended, is presented below (unaudited):

                                                                       Weighted
                                                                       Average
                                                          Number      Grant-Date
                                                         Of Shares    Fair Value
                                                         ---------    ----------

Nonvested at September 30, 2005                            145,389    $     2.09
Granted                                                         --            --
Vested                                                     (92,269)         1.77
Forfeited                                                       --            --
                                                        ----------
Nonvested at March 31, 2006                                 53,120    $     2.64
                                                        ==========

Fair values have been retroactively restated for all stock dividends since the date the option was granted.

As of March 31, 2006, there was approximately $82,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately one year.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(8) STOCK BASED COMPENSATION (continued)


Had the compensation cost for the Company's stock-based compensation plan been determined under the fair value-based method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below for the quarters ended March 31 (in thousands, except per share data)(unaudited):

                                                                 2005      2006
                                                                 ----      ----

Information as reported in the Financial Statements:

Net income                                                      $4,135   $4,645
                                                                ======   ======
Basic earnings per share                                        $ 0.21   $ 0.24
                                                                ======   ======
Diluted earnings per share                                      $ 0.20   $ 0.23
                                                                ======   ======
Share-based compensation cost, net of related tax effects       $   --   $   23
                                                                ======   ======


Information calculated as if fair value method had been applied to all awards:

Net income, as reported                                         $4,135   $4,645
Add: Stock-based compensation expense recognized during
     the period, net of related tax effects                         --       23
Less:  Stock-based compensation expense determined under the
     fair value-based method, net of related tax effects          (200)     (23)
                                                                ------   ------
Pro forma net income                                            $3,935   $4,645
                                                                ======   ======

Pro forma basic earnings per share                              $ 0.20   $ 0.24
                                                                ======   ======
Pro forma diluted earnings per share                            $ 0.19   $ 0.23
                                                                ======   ======

Had the compensation cost for the Company's stock-based compensation plan been determined under the fair value-based method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts below for the six months ended March 31 (in thousands, except per share data)(unaudited):

                                                                2005     2006
                                                                ----     ----

Information as reported in the Financial Statements:

Net income                                                     $8,179   $9,088
                                                               ======   ======
Basic earnings per share                                       $ 0.42   $ 0.47
                                                               ======   ======
Diluted earnings per share                                     $ 0.40   $ 0.45
                                                               ======   ======
Share-based compensation cost, net of related tax effects      $   --   $   47
                                                               ======   ======

Information calculated as if fair value method had been applied to all awards:

Net income, as reported                                        $8,179   $9,088
Add: Stock-based compensation expense recognized during
     the period, net of related tax effects                        --       47
Less:  Stock-based compensation expense determined under the
     fair value-based method, net of related tax effects         (375)     (47)
                                                               ------   ------
Pro forma net income                                           $7,804   $9,088
                                                               ======   ======

Pro forma basic earnings per share                             $ 0.40   $ 0.47
                                                               ======   ======
Pro forma diluted earnings per share                           $ 0.38   $ 0.45
                                                               ======   ======

PART I.  FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


(9)  COMMON STOCK DIVIDEND

On December 15, 2004 and October 26, 2005, the Company declared 10% stock dividends, aggregating approximately 1,594,000 and 1,770,000 shares, respectively. All share and per share data have been retroactively restated for the stock dividends.

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. These standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At March 31, 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 and March 31, 2006 was $5.8 million and $7.3 million, respectively.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

The Bank originates certain fixed rate residential loans with the intention of selling these loans in the secondary market. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments due to potential changes in interest rates. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $6.0 million at March 31, 2006. The fair value of the loan commitments was an asset of approximately $15,000 at March 31, 2006. As of March 31, 2006, the Company had sold $6.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $16,000.

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

FORWARD LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond the Company's control and which may cause its actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Part II, Item 1.A., "Risk Factors" for disclosure regarding risks and uncertainties related to the Company's business.

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

In the fourth fiscal quarter of 2004, the Bank began two significant new initiatives. The first was "The Experience of FANtastic! Customer Service". This initiative focuses on Customer service and convenience. The Bank is continuing the process of redesigning its infrastructure, software and products to improve Customer service and convenience and Associate productivity. In addition, in order to improve Customer service and convenience, the Bank added extended operating hours. The call center employs approximately 20 Associates. The Bank experienced increased salary and benefit expenses in fiscal 2005 and in the first six months of fiscal 2006 and anticipates these expenses will continue thereafter associated with the hiring, training and placement of these new Associates.

The second initiative was "Totally Free Checking with A Gift" that was introduced in September 2004. The Bank has incurred, and will continue to incur, significant marketing costs associated with this strategy. The Bank expects to realize significant benefits from this strategy consisting of increased Bank lobby traffic, increased number of personal checking accounts and higher fee income as a result of those checking accounts. In the first six months of 2006, checking account balances grew approximately 18% when compared to the same period a year ago. This rate of growth necessitated the hiring of additional Associates to open and service these accounts. The Associates hired for these two initiatives are expected to have total compensation averaging between $28,000 and $35,000 per Associate.

In the latter part of fiscal 2005, the Company began preparations to increase lending production in mortgage originations. The Company has hired leadership and support staff as well as additional mortgage lending officers. As a net result of these plans, the Company has increased support staff by approximately five personnel and added approximately thirteen residential lending officers and staffing as of March 31, 2006. Increased lending volumes from these lending personnel are not expected to increase significantly until the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. Further, the amount of increased revenues in relation to the increased expense cannot be accurately predicted at this time.

During the first quarter of fiscal 2006, the Bank opened two branches; in Oak Island, North Carolina and at Stephens Crossroads in Longs, South Carolina. The Bank anticipates that it will open four additional branches during the remainder of fiscal 2006. The first of these branches was opened in North Conway, South Carolina in April 2006. The opening of these branches will increase compensation, occupancy and other expenses as well as related marketing expenditures. Generally, the Bank will hire personnel three to six months in advance of a branch opening to ensure that they are properly trained. As a result of these openings, the Bank expects its total investment in these four offices to be approximately $6.5 million in land, buildings and equipment costs as well as increased lease expenses of approximately $200,000.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In order to understand the Company's financial condition and results of operations, it is important to understand the more critical accounting policies and the extent to which judgment and estimates are used in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial statements. The Company's accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2005 Annual Report to Stockholders. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Allowance for Loan Losses." See "Income Taxes" for additional discussion concerning income taxes in the Company's 2005 Annual Report to Stockholders.

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

Lending Commitments: Lending commitments include loan commitments, standby letters of credit, unused business and personal credit card lines, and unused business and personal lines of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company applies essentially the same credit policies and standards as it does in the lending process when making these loans. For business customers, commercial loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For personal customers, loan commitments are generally lines of credit that are unsecured or are secured by residential property. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower's failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. Standby letters of credit are generally collateralized and are usually one year or less.

At March 31, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 and March 31, 2006 was $5.8 million and $7.3 million, respectively.

A summary of loans receivable with undisbursed commitments to extend credit at September 30, 2005 and March 31, 2006 follows:

                                                        September 30,  March 31,
                                                             2005         2006
                                                             ----        ----
                                                               (Unaudited)
                                                          (Dollars in thousands)

Residential mortgage loans in process                     $  28,345   $  34,065
Business and consumer credit card lines                      14,065      14,338
Consumer home equity lines                                   41,117      44,521
Other consumer lines of credit                                6,818       7,551
Standby letters of credit                                     5,777       7,301
Commercial real estate and construction
     and land development                                   107,731     120,652
Other commercial lines of credit                             10,527       9,941
                                                          ---------   ---------
     Total loans receivable with undisbursed commitments  $ 214,380   $ 238,369
                                                          =========   =========

Derivatives and Hedging Activities: The Bank originates certain fixed rate residential loans with the intention of selling these loans. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments due to potential changes in interest rates. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of "to be issued" mortgage-backed securities and loans ("forward sales commitments"). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sale of loans. The commitments to originate fixed rate conforming loans totaled $6.0 million at March 31, 2006. The fair value of the loan commitments was an asset of approximately $15,000 at March 31, 2006. As of March 31, 2006, the Company had sold $6.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $16,000.

DISCUSSION OF FINANCIAL  CONDITION  CHANGES FROM SEPTEMBER 30, 2005 TO MARCH 31,
--------------------------------------------------------------------------------
2006
----

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets. The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, Customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $376.5 million for the six months ended March 31, 2005, compared to $373.9 million for the six months ended March 31, 2006. Loan principal repayments amounted to $267.9 million in the first six months of 2005 compared to $292.3 million for the six months ended March 31, 2006. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first six months of fiscal 2005, the Company sold mortgage loans or securitized and sold mortgage loans totaling $28.5 million that compares to $20.8 million for the six months ended March 31, 2006. In addition, the Bank sold $13.3 million of commercial loan participations in the six months ended March 31, 2005 compared to $2.1 million for the same period in 2006.

During the six month period ended March 31, 2006, the Company securitized $12.9 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $176,000. The related mortgage servicing rights associated with the loans are $184,000. The gain is included in gains on sales of loans held for sale in the consolidated statement of operations. The Company has no retained interest in the securities that were sold other than servicing rights.

For the six months ended March 31, 2006, the Company purchased $115.3 million in investment and mortgage-backed securities. For the six months ended March 2005, the Company purchased $220.3 million in investment and mortgage-backed securities. These purchases during the six months ended March 31, 2006 were primarily funded by borrowings, repayments of $41.1 million within the securities portfolio and sales of mortgage-backed securities of $41.5 million.

Total Customer Deposits, defined as total deposits excluding certificates of deposits obtained through brokers, decreased $9.9 million between September 30, 2005 and March 31, 2006. Money market and checking accounts decreased from approximately $572.0 million at September 30, 2005 to $551.7 million at March 31, 2006, a decrease of $20.2 million or 3.5%. Core Deposits (defined as money market accounts, checking accounts and statement savings accounts) decreased from $643.8 million at September 30, 2005 to $627.1 million at March 31, 2006, a decrease of 2.6%. The Company believes these decreases are generally seasonal as tourism activity decreases during fall and winter months. In addition, real estate activities slow in the fall and winter months resulting in decreased balances in checking trust accounts when comparing the March 31, 2006 balances to the September 30, 2005 balances related to real estate activities. Customer Deposits at March 31, 2006 and March 31, 2005, are $891.1 million and $804.7 million, respectively, an increase of 10.7%. In addition, Core Deposits at March 31, 2006 and March 31, 2005 are $627.1 million and $575.4 million, respectively, a 9.0% increase.

At March 31, 2006, the Company had $418.5 million of certificates of deposits ("CDs") that were due to mature within one year. Included in these CDs were brokered CDs totaling $189.3 million. Based on past experience, the Company believes that the majority of the non-brokered certificates of deposits will renew with the Company. At March 31, 2006, the Company had commitments to originate $24.5 million in residential mortgage loans, $62.0 million in undisbursed business and retail lines of credit, $14.3 million in unused business and personal credit card lines, and $120.7 million in commercial real estate and construction and land development which the Company expects to fund from normal operations. At March 31, 2006, the Company had approximately $91.5 million available in FHLB advances. In addition, the Company had unpledged collateral that would support approximately $57.5 million in additional reverse repurchases. At March 31, 2006, the Company also had an outstanding available line for federal funds of $20.0 million.

As a result of $9.1 million in net income, less the cash dividends paid to stockholders of approximately $2.0 million, proceeds of approximately $485,000 from the exercise of stock options, and the net increase in unrealized loss on securities available for sale, net of income tax of $4.7 million, stockholders' equity increased from $97.2 million at September 30, 2005 to $100.2 million at March 31, 2006.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank's capital, as calculated under OTS regulations, is approximately $120.1 million at March 31, 2006, exceeding the core capital requirement by $54.0 million. At March 31, 2006, the Bank's risk-based capital of approximately $131.4 million exceeded its current risk-based capital requirement by $53.9 million. (For further information see Regulatory Capital Matters.)

The table below summarizes future contractual obligations as of March 31, 2006 (unaudited):

                                             Payments Due by Period
                         --------------------------------------------------------------
                                      1 Year and      2-3          4-5        After 5
                            Total        Less        Years        Years         Years
                         ----------   ----------   ----------   ----------   ----------
Time deposits            $  453,378   $  418,527   $   30,891   $    3,265   $      695
Short-term borrowings        79,642       79,642           --           --           --
Long-term debt              370,293           --        7,537       70,453      292,303
Construction contracts        2,881        2,881           --           --           --
Operating leases              3,625          473          457          238        2,457
                         ----------   ----------   ----------   ----------   ----------
Total contractual cash
     obligations         $  909,819   $  501,523   $   38,885   $   73,956   $  295,455
                         ==========   ==========   ==========   ==========   ==========

Purchase commitments. The Company has signed a contract to purchase a 1.35 acre tract of land in North Carolina. The purchase price is approximately $1.2 million. After due diligence, the Company expects the sale to close in the third quarter of fiscal 2006.

Lease commitments. The Bank executed a lease in the first quarter of fiscal 2006 for 5.48 acres of land and a building, which includes an option to purchase after one year of the lease for approximately $2.8 million. Rent during the year prior to the purchase option is approximately $200,000 and is included in the operating leases line of the above schedule of future contractual obligations.

In April 2006, the Company entered into a lease for a branch. The Company assumed the remaining term of an existing lease that expires January 2009 and also entered into a lease agreement for an additional 11 years ending January 2020. In addition, the Company will purchase certain leasehold improvements and other assets from the existing tenant for $250,000. The lease expense is approximately $84,000 per year.

EARNINGS SUMMARY
----------------

Net income increased from $8.2 million, or $.40 per diluted share, for the six months ended March 31, 2005 to $9.1 million, or $.45 per diluted share for the six months ended March 31, 2006. This 11.1% increase in net income resulted from increased net interest income of $3.0 million, or 13.0%, an increase in other income of $1.7 million, and a decrease in the provision for loan losses of $245,000, which were offset by increased general and administrative expenses of $3.5 million, and increased income taxes of $550,000.

Net interest income increased 13.0% as a result of growth in loans receivable and investments despite a slight decrease in net interest margin from 3.67% for the six months ended March 31, 2005 to 3.64% for the six months ended March 31, 2006. The increase in net interest income is primarily attributable to an increase in average earning assets of $185.9 million, or 14.6%. Average loans receivable increased $144.3 million for the six months ended March 31, 2006 compared to March 31, 2005. In addition, average balances of investment securities increased approximately $41.6 million. The investment securities were primarily funded with brokered CD's. The average balance of Customer Deposits increased from $762.3 million at March 31, 2005 to $874.6 million at March 31, 2006, which exclude brokered CD average balances of $190.1 million and $30.3 million at March 31, 2006 and 2005, respectively.

The provision for loan losses decreased $245,000 for the six months ended March 31, 2006 when compared to the prior year primarily due to a reduction in individually significant special mention, substandard and impaired loans that carry specific reserve allocations when computing the allowance for loan losses. Several of the special mention, substandard and impaired loans were either paid off or there was a significant improvement in the Company's collateral position. The allowance for loan losses as a percentage of loans was 1.21% at March 31, 2006 as compared to 1.36% at March 31, 2005.

Other income increased from $6.1 million for the six months ended March 31, 2005 to $7.8 million for the six months ended March 31, 2006. This was a result of an increase in fees and service charges on loan and deposit accounts of $1.8 million primarily as a result of the Company's "FANtastic! Customer Service" and "Totally Free Checking with a Gift" initiatives. ATM and debit card income increased $415,000, gains on sales of loans held for sale decreased $260,000. The Company also had loss on sales of mortgaged backed securities available for sale of $33,000 for the six months ended March 31, 2006, compared to gains of $229,000 for the six months ended March 31, 2005.

General and administrative expenses increased from $16.1 million for the six months ended March 31, 2005 to $19.6 million for the six months ended March 31, 2006. Compensation and benefits increased from $8.9 million for the first two quarters of fiscal 2005 to $10.9 million in the six months of fiscal 2006, primarily due to an increase in the number of banking Associates in business and residential banking, Associates in the Company's expanded hours call center, Associates in new branches and normal salary increases. Marketing expenses were $957,000 for the six months ended March 31, 2006, compared to $993,000 for the six months ended March 31, 2005. In addition, other expense was $2.1 million for the six months ended March 31, 2005, compared to $2.4 million for the six months ended March 31, 2006.

MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF OPERATIONS  FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
MARCH 31, 2005 AND 2006
-----------------------

INTEREST INCOME
---------------

Interest income for the three months ended March 31, 2006, increased to $24.1 million as compared to $18.9 million for the three months ended March 31, 2005. The earning asset yield for the three months ended March 31, 2006, was 6.51% compared to 5.83% for the three months ended March 31, 2005. The average yield on loans receivable for the three months ended March 31, 2006, was 7.27% compared to 6.34% for three months ended March 31, 2005. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 7.75% at March 31, 2006, compared to 5.75% at March 31, 2005. The yield on investments increased to 4.95% for the three months ended March 31, 2006, from 4.88% for the three months ended March 31, 2005. Long-term interest rates have remained relatively constant during the last year despite rising short-term rates, resulting in a flat yield curve. Consequently, most of the cash flows received from the investment portfolio have been reinvested at approximately the same interest rate. Should short-term rates continue to rise more quickly than long-term rates, it is possible that the yield curve would become inverted. A flat yield curve or inverted yield curve would likely cause the Bank's net interest margin to decline and reduce opportunities for using securities to leverage capital. Total average interest-earning assets were $1.5 billion for the quarter ended March 31, 2006 as compared to $1.3 billion for the quarter ended March 31, 2005, an increase of 14.2%. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $157.9 million, an increase of 18.7%, resulting primarily from growth in the commercial loan portfolio.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $11.0 million for the three months ended March 31, 2006, as compared to $7.0 million for the three months ended March 31, 2005. The average cost of Customer Deposits for the three months ended March 31, 2006, was 2.03% compared to 1.33% for the three months ended March 31, 2005. The cost of interest-bearing liabilities was 2.94% for the three months ended March 31, 2006 compared to 2.16% for the three months ended March 31, 2005. The cost of brokered CD's, FHLB advances, repurchase and reverse repurchase agreements and other borrowings was 4.37%, 4.07%, 3.64% and 7.71%, respectively, for the three months ended March 31, 2006. For the three months ended March 31, 2005, the cost of FHLB advances, repurchase and reverse repurchase agreements and other borrowings was 3.69%, 2.35% and 5.41%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At March 31, 2006, the federal funds rate was 5.00% compared to 2.96% at March 31, 2005.

Total average interest-bearing liabilities increased from $1.3 billion at March 31, 2005 to $1.5 billion at March 31, 2006. The increase in average interest-bearing liabilities is due to an increase in average Customer Deposits of approximately $107.8 million, increased average FHLB advances of $17.6 million and increased average customer repurchase agreements of $18.0 million. This was partially offset by a decrease in average broker reverse repurchase agreements of $85.7 million. Brokered CD's increased by $133.3 million in average balances when comparing the two periods and were used to fund loan and investment securities growth.

NET INTEREST INCOME
-------------------

Net interest income was $13.2 million for the three months ended March 31, 2006, as compared to $11.9 million for the three months ended March 31, 2005. The net interest margin was 3.57% for the three months ended March 31, 2006, compared to 3.68% for the three months ended March 31, 2005.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the three months ended March 31, 2005 and 2006:

                                                Three Months Ended March 31,
                                                ----------------------------
                                        2006                                    2005
                                        ----                                    ----
                          Average      Income/       Yield/       Average      Income/       Yield/
                        Balance (1)    Expense       Rate       Balance (1)    Expense       Rate
                        -----------    -------       ----       -----------    -------       ----
                                                         (Unaudited)
                                                     (Dollars in Thousands)
Assets
Earning assets
  Loans (2)              $1,000,737   $   18,182         7.27%   $  842,846   $   13,364         6.34%
  Investment
    Securities, MBS
    Securities and
    Other (3)               481,382        5,956         4.95%      454,434        5,548         4.88%
                         ----------   ----------                 ----------   ----------

Total earning assets     $1,482,119       24,138         6.51%   $1,297,280   $   18,912         5.83%
                         ==========   ----------                 ==========   ----------
Liabilities
  Customer Deposits         869,213        4,414         2.03%      761,534        2,536         1.33%
  Brokered CD's             192,458        2,105         4.37%       59,201          403         2.72%
  Borrowings                430,601        4,451         4.13%      480,771        4,077         3.39%

                         ----------   ----------                 ----------   ----------
Total interest-bearing
  Liabilities            $1,492,272       10,970         2.94%   $1,301,506        7,016         2.16%
                         ==========   ----------                 ==========   ----------

Net interest income                   $   13,168                              $   11,896
                                      ==========                              ==========
Net interest margin                                      3.57%                                   3.68%
Net yield on earning
  assets                                                 3.55%                                   3.67%

(1)  The average balances are derived from monthly balances.
(2)  Nonaccrual loans are included in average balances for yield computations.
(3)  Investment  securities  include  taxable  and  tax-exempt  securities.
(4) Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased from $625,000 for the three months ended March 31,2005, to $330,000 for the three months ended March 31, 2006 primarily due to a reduction in individually significant special mention, substandard and impaired loans that carry specific reserve allocations when computing the allowance for loan loss. Several of the special mention, substandard and impaired loans were either paid off or there was a significant improvement in the Company's collateral position at March 31, 2006. The allowance for loan losses as a percentage of loans was 1.21% at March 31, 2006 as compared to 1.36% at March 31, 2005. The allowance as a percentage of loans declined due to improving economic conditions and the risk factors related to the underlying portfolio. Loans delinquent 90 days or more were $3.1 million or .31% of total loans at March 31, 2006, compared to $7.1 million or .82% of total loans at March 31, 2005 and $2.6 million or .28% of total loans at September 30, 2005. The allowance for loan losses was 389% of loans delinquent more than 90 days at March 31, 2006, compared to 165% at March 31, 2005 and 445% at September 30, 2005. Net charge-offs for the three months ended March 31, 2006 were $117,000 compared to $269,000 for the three months ended March 31, 2005.

Management believes that the current level of the allowance for loan losses at March 31, 2006 is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

OTHER INCOME
------------

For the three months ended March 31, 2006, other income was $4.2 million compared to $3.3 million for the three months ended March 31, 2005. Fees and service charges from deposit accounts increased $823,000 or 57.8% to $2.2 million for the three months ended March 31, 2006, compared to $1.4 million for the three months ended March 31, 2005. The majority of this increase is due to fee income from increased number of personal and business checking accounts. Gain on sale of loans was $202,000 for the quarter ended March 31, 2006, compared to $244,000 for the quarter ended March 31, 2005. During the quarter ended March 31, 2006, the Company sold $9.3 million in loans held for sale compared to $13.5 million in the comparable prior year period. Margins on sales of conforming mortgage loans declined in fiscal 2006 due to rising interest rates. Gains on sales of securities available for sale were $30,000 for the quarter ended March 31, 2006, compared to gains of $88,000 for the quarter ended March 31, 2005. Income from Federal Home Loan Bank Stock dividends increased from $213,000 to $256,000 due to increased dividends resulting from higher interest rates. In addition, income from ATM and debit card transactions increased 64.0% to $538,000 during the second quarter of fiscal 2006, primarily due to increased personal checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $8.3 million for the quarter ended March 31, 2005 compared to $9.9 million for the quarter ended March 31, 2006. Salaries and employee benefits were $4.5 million for the three months ended March 31, 2005, as compared to $5.5 million for the three months ended March 31, 2006, an increase of 21.8%. Increased compensation is due to the increased number of Associates in the Company's expanded hours call center, in three new branches opened since September 30, 2005 plus one new branch opened in April 2006, and in residential banking. In the latter part of fiscal 2005, the Company began preparations to increase lending production in mortgage originations. The Company has hired leadership and support staff as well as additional mortgage lending officers. As a result of these plans, the Company has increased support staff by approximately five personnel and added approximately thirteen residential lending officers as of March 31, 2006. Increased lending volumes from these lending personnel are not expected to increase significantly until the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. Over the past year, the Company also added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. As a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased by $553,000, including increased depreciation of $171,000, when comparing the two periods. Marketing expenses were $482,000 for the three months ended March 31, 2005, compared to $520,000 for the three months ended March 31, 2006. The decrease from the prior period results from decreased initial startup expense for the Bank's "Totally Free Checking with A Gift" initiative and the introduction of Penny Pavilion, the Bank's free coin counting service. Other expenses were $1.2 million for the quarter ended March 31, 2005 compared to $1.1 million for the quarter ended March 31, 2006.

Other expense decreased $82,000 due to the non-recurring charge to write-off signage of $111,000, a reduction in audit and accounting costs of $95,000 as the initial compliance activities associated with Sarbanes-Oxley have been completed, partially offset by increased legal expense of $40,000, increased courier service of $41,000 resulting from the increased number of branches, reduced recoveries of prior period mortgage servicing impairments of $74,000, and increased other operating expenses of $37,000.

INCOME TAXES
------------

Income taxes were $2.5 million for the three months ended March 31, 2006 compared to $2.2 million for the three months ended March 31, 2005. The effective income tax rate as a percentage of pretax income was 34.71% and 34.25% for the quarters ended March 31, 2006 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes. The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  OPERATIONS  FOR THE SIX MONTHS ENDED
--------------------------------------------------------------------------------
MARCH 31, 2005 AND 2006
-----------------------

INTEREST INCOME
---------------

Interest income for the six months ended March 31, 2006, increased to $47.2 million as compared to $36.9 million for the six months ended March 31, 2005. The earning asset yield for the six months ended March 31, 2006, was 6.46% compared to a yield of 5.78% for the six months ended March 31, 2005. The average yield on loans receivable for the six months ended March 31, 2006, was 7.21% compared to 6.25% for the six months ended March 31, 2005. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 7.75% at March 31, 2006, compared to 5.75% at March 31, 2005. The yield on investments increased to 4.92% for the six months ended March 31, 2006, from 4.89% for the six months ended March 31, 2005. Total average interest-earning assets were $1.5 billion for the six months ended March 31, 2006 as compared to $1.3 billion for the six months ended March 31, 2005. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $144.3 million resulting primarily from growth in the commercial loan portfolio and an increase in investment securities of approximately $41.6 million, primarily funded by brokered CD's.

INTEREST EXPENSE
----------------

Interest expense on interest-bearing liabilities was $20.7 million for the six months ended March 31, 2006, as compared to $13.4 million for the six months ended March 31, 2005. The average cost of Customer Deposits for the six months ended March 31, 2006, was 1.93% compared to 1.32% for the six months ended March 31, 2005. The cost of interest-bearing liabilities was 2.82% for the six months ended March 31, 2006 compared to 2.11% for the six months ended March 31, 2005. The cost of brokered CD's, FHLB advances, reverse repurchase agreements and other borrowings was 4.13%, 4.05%, 3.48% and 7.44%, respectively, for the six months ended March 31, 2006. For the six months ended March 31, 2005, the cost of brokered CD's, FHLB advances, reverse repurchase agreements and other borrowings was 2.73%, 3.68%, 2.15% and 5.37%,respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At March 31, 2006, the federal funds rate was 5.00% compared to 2.96% at March 31, 2005. Total average interest-bearing liabilities increased from $1.3 billion at March 31, 2005 to $1.5 billion at March 31, 2006. The increase in average interest-bearing liabilities is due to an increase in average Customer Deposits of approximately $112.3 million as a result of the Company's focus on checking growth, increased average brokered CD's of $159.8 million and increased average customer repurchase agreements of $10.1 million. This increase was partially offset by a decrease in average reverse broker repurchase agreements of $82.3 million.

NET INTEREST INCOME
-------------------

Net interest income was $26.4 million for the six months ended March 31, 2006, as compared to $23.4 million for the six months ended March 31, 2005. The net interest margin was 3.64% for the six months ended March 31, 2006, compared to 3.67% for the six months ended March 31, 2005.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the six months ended March 31, 2006 and 2005:

                                                Six Months Ended March 31,
                                                --------------------------
                                        2006                                    2005
                                        ----                                    ----
                          Average      Income/         Yield/     Average      Income/         Yield/
                        Balance (1)    Expense         Rate     Balance (1)    Expense         Rate
                        -----------    -------         ----     -----------    -------          ----

Assets
Earning assets
  Loans (2)              $  980,118   $   35,329         7.21%   $  835,820   $   26,104         6.25%
  Investment
    Securities, MBS
    Securities and
    Other (3)               481,417       11,847         4.92%      439,783       10,754         4.89%

                         ----------   ----------                 ----------   ----------
Total earning assets     $1,461,535   $   47,176         6.46%   $1,275,603   $   36,858         5.78%
                         ==========    ----------                ==========   ----------

Liabilities
  Customer Deposits         874,557        8,461         1.93%      762,293        5,021         1.32%
  Brokered CD's             190,141        3,928         4.13%       30,342          414         2.73%
  Borrowings                406,098        8,343         4.11%      481,365        8,011         3.33%

Total interest-bearing
                         ----------   ----------                 ----------   ----------
  Liabilities            $1,470,796       20,732         2.82%   $1,274,000       13,446         2.11%
                         ==========   ----------                 ==========    ----------

Net interest income                   $   26,444                              $   23,412
                                      ==========                              ==========
Net interest margin                                      3.64%                                   3.67%
Net yield on earning
  assets                                                 3.62%                                   3.67%


(1)  The average balances are derived from monthly balances.
(2)  Nonaccrual loans are included in average balances for yield computations.
(3)  Investment  securities  include  taxable  and  tax-exempt  securities.
(4) Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses decreased $245,000 from $975,000 for the six months ended March 31, 2005, to $730,000 for the six months ended March 31, 2006 primarily due to a reduction in individually significant special mention, substandard and impaired loans that carry specific reserve allocations when computing the allowance for loan loss. Several of the special mention, substandard and impaired loans were either paid off or there was a significant improvement in the Company's collateral position. The allowance for loan losses as a percentage of loans was 1.21% at March 31, 2006 as compared to 1.36% at March 31, 2005. Loans delinquent 90 days or more were $3.1 million at March 31, 2006. The allowance for loan losses was 389% of loans delinquent more than 90 days at March 31, 2006, compared to 165% at March 31, 2005 and 445% at September 30, 2005. Net charge-offs for the six months ended March 31, 2006 were $270,000 compared to $284,000 for the six months ended March 31, 2005. Management believes that the current level of the allowance for loan losses is adequate considering the composition of the loan portfolio, the portfolio's loss experience, delinquency trends, current regional and local economic conditions and other factors.

OTHER INCOME
------------

For the six months ended March 31, 2006, other income was $7.8 million compared to $6.1 million for the six months ended March 31, 2005. Fees and service charges from deposit accounts increased $1.8 million or 72.5% to $4.3 million for the six months ended March 31, 2006, compared to $2.5 million for the six months ended March 31, 2005. The majority of this increase is due to fee income resulting from an increase in the number of personal and business checking accounts. During the six months ended March 31, 2006, the Company securitized mortgage loans into mortgage-backed securities("MBS") and then sold the MBS and sold loans aggregating $20.8 million of loans held for sale compared to $28.5 million for the six months ended March 31, 2005. Gain on sale of loans was $294,000 for the six months ended March 31, 2006, compared to $554,000 for the six months ended March 31, 2005. Loss on sales of securities was $15,000 for the six months ended March 31, 2006, compared to gains of $246,000 for the six months ended March 31, 2005. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the six months ended March 31, 2005 and none for the six months ended March 31, 2006. Other income was $390,000 for the six months ended March 31, 2006, as compared to $296,000 for the six months ended March 31, 2005. ATM and debit card income increased $415,000 for the six months ended March 31, 2006 to $1.0 million over the similar period in fiscal 2005 primarily due to the increased number of personal checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses were $16.1 million for the six months ended March 31, 2005 compared to $19.6 million for the six months ended March 31, 2006. Salaries and employee benefits were $8.9 million for the six months ended March 31, 2005, as compared to $10.9 million for the six months ended March 31, 2006, an increase of 21.7%, primarily due to an increase in the number of Associates in the Company's expanded hours call center, in three new branches opened since September 30, 2005 plus one branch opened in April 2006, and increased personnel in residential banking. In the latter part of fiscal 2005, the Company began preparations to increase production in mortgage originations. As a result of these plans, the Company has increased support staff by approximately five personnel and added approximately thirteen residential lending officers as of March 31, 2006. Increased lending volumes from these lending personnel are not expected to increase significantly until the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. The Company also added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. As a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased $1.1 million including increased depreciation of $375,000, when comparing the two periods. Marketing expenses were $993,000 for the six months ended March 31, 2005, compared to $957,000 for the six months ended March 31, 2006. The decrease from the prior period results from decreased initial startup expense for the Bank's "Totally Free Checking With A Gift" initiative and the introduction of Penny Pavilion, the Bank's free coin counting service. ATM and debit card expenses increased $212,000 from $465,000 for the six months ended March 31, 2005 to $677,000 for the six months ended March 31, 2006 primarily as a result of an increased number of personal checking accounts. Other expenses were $2.1 million for the six months ended March 31, 2005 compared to $2.4 million for the six months ended March 31, 2006. Other expense increased due to increased legal costs of $71,000, increased courier service costs of $36,000 due the increased number of branches, increased charitable contributions of $62,000, and reduced income from reduced recovery of mortgage servicing rights impairments of $150,000. The increased costs in 2006 are partially offset by a decrease in write-off of signage of $111,000 as the Bank changed its logo, a net increase in the recovery of checking charge-offs of $44,000 and a reduction in accounting and auditing fees of $37,000.

INCOME TAXES
------------

Income taxes were $4.3 million for the six months ended March 31, 2005 compared to $4.8 million for the six months ended March 31, 2006. The effective income tax rate as a percentage of pretax income was 34.25% and 34.61% for the six months ended March 31, 2005 and 2006, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes. The Company's effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the

Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

REGULATORY CAPITAL MATTERS
--------------------------

To be categorized as "Well Capitalized" under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

                                                                             Categorized as "Well
                                                                              Capitalized" under
                                                          For Capital         Prompt Corrective
                                      Actual           Adequacy Purposes       Action Provision
                                      ------           -----------------       ----------------

                                Amount       Ratio    Amount        Ratio     Amount       Ratio
                                ------       -----    ------        -----     ------       -----
                                                     (Dollars In Thousands)

As of March 31, 2006:
 Total Capital:                $131,406      13.56%   $ 77,513       8.00%   $ 96,891      10.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:               $120,076      12.39%        N/A        N/A    $ 58,135       6.00%
   (To Risk Weighted Assets)
 Tier 1 Capital:               $120,076       7.27%   $ 49,358       3.00%   $ 82,263       5.00%
   (To Total Assets)
 Tangible Capital:             $120,076       7.27%   $ 24,679       1.50%        N/A        N/A
   (To Total Assets)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of FASB Statements No. 133 and 140 (FAS
155).  FAS  155  permits  fair  value  remeasurement  for any  hybrid  financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 ( October 1, 2006 for the Company). The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or statement of condition.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156 "Accounting for Servicing of Financials Assets" an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt FAS 156 for the fiscal year beginning October 1, 2006 and currently has not determined if it will adopt FAS 156 using the fair value election.

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

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to three hundred basis point increase or decrease in market interest rates. The following table presents the Bank's change in NPV as computed by the OTS for various rate shock levels as of March 31, 2006 (Dollars in thousands).


                                                                                                        Market
                                             Board                 Board               Market           Value
                                             Limit                 Limit               Value          Portfolio
                                          Minimum NPV             Maximum            Of Assets          Equity           NPV
     Change in interest rates                Ratio            Decline in NPV          3/31/06          3/31/06          Ratio
------------------------------------    ----------------    --------------------    -------------    -------------    ----------
300 basis point rise                         5.00%                400 BPS              1,650,299          170,659        10.34%
200 basis point rise                         6.00%                300 BPS              1,670,119          180,085        10.78%
100 basis point rise                         6.00%                250 BPS              1,689,060          188,178        11.14%
No change                                    6.00%                                     1,705,899          193,651        11.35%
100 basis point decline                      6.00%                250 BPS              1,719,705          195,511        11.37%
200 basis point decline                      6.00%                300 BPS              1,726,714          188,617        10.92%
300 basis point decline                      6.00%                350 BPS                    N/A              N/A           N/A


The preceding table indicates that at March 31, 2006, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's Net Portfolio Value (NPV) would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease minimally. A value for the 300 basis point decline is not indicated due to the level of interest rates at March 31, 2006. At March 31, 2006, the Bank's estimated changes in NPV were within the limits established by the Board of Directors.

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

Item 4.  CONTROLS AND PROCEDURES
--------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no material changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1.A. Risk Factors
          ------------

     Investing in our common stock involves various risks which are particular to our Company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

     o We are geographically concentrated along the coastlines of South Carolina and North Carolina. Changes in local economic conditions and catastrophic weather, could have a significantly adverse impact on our profitability.

          We operate primarily along the coastlines of South Carolina and North Carolina and substantially all of our loan customers and most of our deposits and other customers live or have operations in these areas. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in the region, along with continued attraction of business ventures to the area. Our profitability is impacted by changes in economic conditions, particularly changes in the real estate and tourism industries. Exposure to changes in tourism or the real estate market, whether due to changing economic conditions or catastrophic weather, could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and results of operations.

     o If our loan customers do not pay us as they have contracted to, we may experience losses.

          Our principal revenue producing business is making loans. If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluation will prove to be inaccurate due to changed circumstances or otherwise.

     o    Fluctuations in interest rates could reduce our profitability.

          Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with customers also impact the rates we collect on loans and the rates we pay on deposits.

          As interest rates change, we expect we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected.

          Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized cost of the investments, we will incur losses.

     o    The banking industry is highly competitive.

          The banking industry in our market area is highly competitive. We compete with many different financial and financial services institutions. A substantial number of the banks in our market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional, or national banking companies, and as a result, may have greater resources and lower costs of funds. These competitors aggressively solicit customers within their market area by advertising through direct mail, electronic media and other means. These competitors may offer services, such as international banking services, that we can offer only through correspondents, if at all. Additionally, larger competitors have greater capital resources and, consequently, higher lending limits.

     o We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

          Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge and experience in the South Carolina banking industry. The process of recruiting personnel with a combination of skills and attributes required to carry our strategies is often lengthy. Our success depends, to a significant degree, upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel. We are dependent upon a number of key executives who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     o Provisions in our articles of incorporation and Delaware law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price of our stock.

          Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore, making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, Delaware law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of the board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

     o We are subject to governmental regulations which could change and increase our cost of doing business or have an adverse effect on our business.

          We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged and location of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank being placed in receivership. Supervision, regulation and examination of banks and bank holding companies by financial institution regulatory agencies are intended for the protection of depositors and our other customers rather than the holders of our common stock.

     o    Changes in accounting standards could impact reported earnings.

          The accounting standard setters, including FASB, SEC and other regulatory bodies, periodically change financial accounting and reporting standards that govern the preparation of our consolidated statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, we could be required to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.


     o We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

          Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

     o The preparation of financial statements requires the use of estimates that may vary from actual results.

          Preparation of consolidated financial statements in conformity with accounting principles accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of this estimate, we cannot provide absolute assurance that we will not significantly increase allowances for loan losses that are significantly higher than the provided allowance.

     o We rely on communications, information, operating and financial control systems, and technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business. Further, we may not be able to substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

          We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     o If the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

          External events, including terrorist or military actions, or an outbreak of disease, such as Asian Influenza, or "bird flu" and resulting political and social turmoil could cause unforeseen damage to our physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or our customers, or vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

     o    Litigation Risk.

          From time to time, we are subject to claims and litigation from customers and other individuals. Whether such claims and legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services. Any financial liability or reputation damage could have a material adverse effect on our business and financial performance.

     o Even though our common stock is currently traded on the Nasdaq Stock Market, it has less liquidity than the average stock quoted on national stock exchanges.

          The trading volume in our common stock on the Nasdaq Stock Market has been relatively low when compared with larger companies on the Nasdaq National Market or national stock exchanges. As a result, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a small number of shares. We also cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large of amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of common stock. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall stock market volatility in the future could adversely affect the price of our common stock. Further, the current market price of our stock may not be indicative of future market prices.

     o Our common stock is not insured, so you could lose your total investment.

          Our common stock is not a deposit or savings account, and will not be insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business decline or fail, you could lose your total investment.

Item 1.B.  Unresolved Staff Comments
           -------------------------

     There are no comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act that remain unresolved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

     Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


At the Company's annual stockholders' meeting held on January 31, 2006, the following items were ratified:

         A.   The election of directors of all nominees:  G. David Bishop, James
              T. Clemmons, William O. Marsh, Frank A. Thompson II.

              At the meeting, a total of 16,792,972 votes were entitled to be cast. Votes for G. David Bishop were 16,711,367 with 81,605 withheld; votes for James T. Clemmons were 16,596,687 with 196,285 withheld; votes for William O. Marsh were 16,622,474 with 170,498 withheld; votes for Frank A. Thompson II were 16,715,502 with 77,470 withheld. The directors whose terms continued and the years their terms expire are as follows: J. Robert Calliham (2007), James H. Dusenbury (2007) and Michael C. Gerald (2007), E. Lawton Benton (2008), James P. Creel (2008), W. Cecil Worsley (2008).

         B. An amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock to 50,000,000.

              At the meeting a total of 16,792,972 votes were entitled to be cast. Votes for were 16,177,792; votes against were 366,334; and votes withheld were 248,846.

Item 5.  Other Information
         -----------------

     Not Applicable.

Item 6.   Exhibits
          --------

          Exhibits

              3    (a)   Certificate of Incorporation of Coastal Financial
                         Corporation (1)

                   (b) Certificate of Amendment to Certificate of Incorporation of Coastal Financial Corporation (4)

                   (c) Certificate of Amendment dated February 1, 2006 to the Certificate of Incorporation of Coastal Financial Corporation.

                   (d)   Bylaws of Coastal Financial Corporation (1)

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

                   (g)   Directors Performance Plan (3)

                   (h)   Coastal Financial Corporation 2000 Stock Option
                         Plan (5)

             31    (a)   Rule 13a-14(a)/15d-14(a) Certification (Chief
                         Executive Officer)

                   (b) Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

             3     (a)   Section 1350 Certification (Chief Executive Officer)

                   (b)   Section 1350 Certification (Chief Financial Officer)
-------------------------------------------

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

      May 10, 2006                         /s/ Michael C. Gerald
      ------------                        ----------------------
      Date                                Michael C. Gerald
                                          President and Chief Executive Officer

      May 10, 2006                         /s/ Jerry L. Rexroad
      ------------                        ---------------------
      Date                                Jerry L. Rexroad
                                          Executive Vice President and
                                          Chief Financial Officer