Form 10-Q
period 2006-06-30
COASTAL FINANCIAL CORP /DE
filed 2006-08-09
CIK 935930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 0-19684

COASTAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

State of Delaware	57-0925911

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2619 OAK STREET, MYRTLE BEACH, S. C.	29577

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (843) 205-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and a large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2006.

Common Stock $.01 Par Value Per Share	19,679,499 Shares

(Class)	(Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

		PAGE

PART I-	Financial Information
Item
	1. Consolidated Financial Statements (unaudited):

	Consolidated Statements of Financial Condition as of September 30, 2005 and June 30, 2006	3
	Consolidated Statements of Operations for the three months ended June 30, 2005 and 2006	4
	Consolidated Statements of Operations for the nine months ended June 30, 2005 and 2006	5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine months ended June 30, 2005 and 2006	6
	Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2006	7-8
	Notes to Consolidated Financial Statements	9-17
	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29
	3. Quantitative and Qualitative Disclosures About Market Risk	29
	4. Controls and Procedures	30
Part II - Other Information
Item
	1. Legal Proceedings	30
	1A. Risk Factors	30-33
	2. Unregistered Sales of Equity Securities and Use of Proceeds	34
	3. Defaults Upon Senior Securities	34
	4. Submission of Matters to a Vote of Securities Holders	34
	5. Other Information	34
	6. Exhibits	34-35
Signatures		36
Exhibits
31(a)	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)	37
(b)	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)	38
32(a)	Section 1350 Certification (Chief Executive Officer)	39
(b)	Section 1350 Certification (Chief Financial Officer)	40
2

PART I. FINANCIAL INFORMATION Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005	June 30, 2006

	(Unaudited) (In thousands)

ASSETS:
Cash and amounts due from banks	$52,592	$39,888
Short-term interest-bearing deposits	33,742	3,230
Federal funds sold	5,191	1,369
Investment securities available for sale	25,616	32,987
Mortgage-backed securities available for sale	399,655	398,094
Investment securities held to maturity (market value $10,049 at September 30, 2005 and $10,000 at June 30, 2006)	10,000	10,000
Loans receivable (net of allowance for loan losses of $11,748 at September 30, 2005 and $12,550 at June 30, 2006)	924,260	1,048,456
Loans receivable held for sale	18,121	4,621
Real estate acquired through foreclosure, net	818	641
Office property and equipment, net	22,758	28,533
Federal Home Loan Bank (FHLB) stock, at cost	15,775	19,166
Accrued interest receivable on loans	3,807	4,662
Accrued interest receivable on securities	2,351	2,820
Bank-owned life insurance	22,574	23,293
Other assets	6,199	6,321

	$1,543,459	$1,624,081

LIABILITIES AND STOCKHOLDERS’ EQUITY:

LIABILITIES:
Deposits	$1,070,918	$1,062,248
Securities sold under agreements to repurchase	41,937	74,411
Advances from FHLB	289,007	355,575
Junior subordinated debt	15,464	15,464
Drafts outstanding	12,890	3,044
Advances by borrowers for property taxes and insurance	1,221	1,033
Accrued interest payable	3,415	4,976
Other liabilities	11,386	4,753

Total Liabilities	1,446,238	1,521,504

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 1,000,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 19,457,492 shares at September 30, 2005 and 19,678,327 shares at June 30, 2006 issued and outstanding	195	197
Additional paid-in capital	11,410	12,564
Retained earnings, restricted	86,723	97,810
Accumulated other comprehensive loss, net of tax	(1,107)	(7,994)

Total stockholders’ equity	97,221	102,577

	$1,543,459	$1,624,081

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3

PART I. FINANCIAL INFORMATION Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2006

	2005	2006

	(Unaudited) (In thousands, except per share data)

Interest income:
Loans receivable	$14,807	$19,546
Investment securities	1,277	1,664
Mortgage-backed securities	4,147	3,950
Other	106	412

Total interest income	20,337	25,572

Interest expense:
Deposits	3,856	7,006
Securities sold under agreements to repurchase	760	617
Advances from FHLB	2,981	3,733
Junior subordinated debt	234	305

Total interest expense	7,831	11,661

Net interest income	12,506	13,911
Provision for loan losses	550	430

Net interest income after provision for loan losses	11,956	13,481

Other income:
Fees and service charges on loan and deposit accounts	1,611	2,445
Gain on sales of loans and loans receivable held for sale	215	674
Gain on sales of investment securities, net	15	34
Loss on sales of mortgage-backed securities, net	(142)	(478)
Gain (loss) from real estate acquired through foreclosure, net	(28)	120
Income from sales of non-depository products	441	402
FHLB stock dividends	183	264
Income from ATM and debit card transactions	418	608
Bank-owned life insurance	235	243
Other income	153	359

Total other income	3,101	4,671

General and administrative expenses:
Salaries and employee benefits	4,612	5,699
Net occupancy, furniture and fixtures and data processing expenses	1,229	1,757
Depreciation	739	928
FDIC insurance premium	26	37
Marketing expenses	463	545
Expense from ATM and debit card transactions	279	392
Other expense	1,072	1,198

Total general and administrative expense	8,420	10,556

Income before income taxes	6,637	7,596
Income taxes	2,281	2,659

Net income	$4,356	$4,937

Net income per common share:
Basic	$0.22	$0.25

Diluted	$0.21	$0.24

Dividends declared per common share	$0.04	$0.05

Weighted average common shares outstanding:
Basic	19,423,000	19,609,000

Diluted	20,497,000	20,436,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4

PART I. FINANCIAL INFORMATION Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2006

	2005	2006

	(Unaudited) (In thousands, except per share data)

Interest income:
Loans receivable	$40,911	$54,875
Investment securities	3,652	4,951
Mortgage-backed securities	12,403	12,136
Other	229	786

Total interest income	57,195	72,748

Interest expense:
Deposits	9,290	19,395
Securities sold under agreements to repurchase	2,074	1,534
Advances from FHLB	9,277	10,601
Junior subordinated debt	637	863

Total interest expense	21,278	32,393

Net interest income	35,917	40,355
Provision for loan losses	1,525	1,160

Net interest income after provision for loan losses	34,392	39,195

Other income:
Fees and service charges on loan and deposit accounts	4,124	6,780
Gain on sales of loans and loans receivable held for sale	769	968
Gain on sales of investment securities, net	32	52
Gain (loss) on sales of mortgage-backed securities, net	87	(511)
Gain on investment security held to maturity called by issuer	160	—
Gain (loss) from real estate acquired through foreclosure, net	(73)	25
Income from sales of non-depository products	1,371	1,312
FHLB stock dividends	534	720
Income from ATM and debit card transactions	1,042	1,652
Bank-owned life insurance	709	719
Other income	449	744

Total other income	9,204	12,461

General and administrative expenses:
Salaries and employee benefits	13,532	16,551
Net occupancy, furniture and fixtures and data processing expenses	3,557	4,776
Depreciation	2,010	2,574
FDIC insurance premium	79	104
Marketing expenses	1,456	1,502
Expense from ATM and debit card transactions	744	1,074
Other expense	3,142	3,581

Total general and administrative expense	24,520	30,162

Income before income taxes	19,076	21,494
Income taxes	6,541	7,469

Net income	$12,535	$14,025

Net income per common share:
Basic	$0.65	$0.72

Diluted	$0.61	$0.69

Dividends declared per common share	$0.13	$0.15

Weighted average common shares outstanding:
Basic	19,314,000	19,518,000

Diluted	20,400,000	20,404,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5

PART I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity

	(Unaudited) (In thousands)

Balance at September 30, 2004	$192	$10,607	$73,533	$(1,182)	$2,198	$85,348
Net income	—	—	12,535	—	—	12,535
Other comprehensive income:
Unrealized losses arising during period, net of tax benefit of $392	—	—	—	—	(640)	—

Less: reclassification adjustment for gains included in net income net of taxes of $45	—	—	—	—	(74)	—

Other comprehensive income	—	—	—	—	(714)	(714)

Comprehensive income	—	—	—	—		11,821

Exercise of stock options, including tax benefits of $347	2	546	(602)	1,182	—	1,128
Cash dividends	—	—	(2,468)	—	—	(2,468)

Balance at June 30, 2005	$194	$11,153	$82,998	$—	$1,484	$95,829

Balance at September 30, 2005	$195	$11,410	$86,723	$—	$(1,107)	$97,221
Net Income	—	—	14,025	—	—	14,025
Other comprehensive income:
Unrealized losses arising during period, net of tax benefit of $4,395	—	—	—	—	(7,172)	—

Less: reclassification adjustment for losses included in net income net of tax benefit of $174	—	—	—	—	285	—

Other comprehensive income	—	—	—	—	(6,887)	(6,887)

Comprehensive income	—	—	—	—		7,138

Exercise of stock options, including tax benefit of $326	2	1,085	—	—	—	1,087

Stock compensation expense, net of tax of $42	—	69	—	—	—	69
Cash dividends	—	—	(2,938)	—	—	(2,938)

Balance at June 30, 2006	$197	$12,564	$97,810	$—	$(7,994)	$102,577

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2006

	2005	2006

	(Unaudited) (In thousands)

Cash flows from operating activities:
Net income	$12,535	$14,025
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	2,010	2,574
Provision for loan losses	1,525	1,160
Gain on sale of investment securities available for sale, net	(32)	(52)
(Gain) loss on sale of mortgage-backed securities available for sale, net	(87)	511
Gain on call of investment security called by issuer	(160)	—
Stock option compensation expense	—	111
Loss on disposal of office properties and equipment	124	9
Origination of loans receivable held for sale	(46,843)	(31,065)
Proceeds from sale of loans and loans receivable held for sale, net	12,306	18,604
Recovery from write-down of mortgage servicing rights	(223)	—
Proceeds from securitization and sales of loans receivable held for sale, net	33,657	18,692
Tax benefit from the exercise of stock options	(347)	(326)
Increase in:
Cash value of life insurance	(709)	(719)
Accrued interest receivable	(562)	(1,324)
Other assets	(5,098)	(122)
Increase (decrease) in:
Accrued interest payable	1,228	1,561
Other liabilities	1,661	(2,128)

Net cash provided by operating activities	10,985	21,511

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,643	8,614
Proceeds from sales of mortgage-backed securities available for sale	145,392	49,669
Proceeds from issuer call of investment securities held to maturity	8,000	—
Proceeds from issuer call of investment securities available for sale	1,950	—
Purchases of investment securities available for sale	(3,659)	(16,936)
Purchases of investment securities held to maturity	(10,000)	—
Purchases of mortgage-backed securities available for sale	(243,250)	(118,100)
Principal collected on mortgage-backed securities available for sale	66,892	59,376
Origination of loans receivable, net	(587,153)	(559,860)
Purchases of loans receivable	—	(8,656)
Proceeds from sales of commercial loan participations	19,456	3,083
Principal collected on loans receivable, net	453,382	446,417
Proceeds from sales of real estate acquired through foreclosure, net	1,081	1,106
Purchases of office properties and equipment	(5,118)	(8,358)
Change in FHLB stock, net	1,373	(3,391)

Net cash used in investing activities	(148,011)	(147,036)

(CONTINUED)
7

PART I. FINANCIAL INFORMATION Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2006 (CONTINUED)

	2005	2006

	(Unaudited) (In thousands)

Cash flows from financing activities:
Increase (decrease) in deposits, net	$254,227	$(8,670)
Increase (decrease) in securities sold under agreements to repurchase, net	(42,155)	32,474
Proceeds from FHLB advances	544,400	693,360
Repayments of FHLB advances	(589,400)	(626,792)
Decrease in advance payments by borrowers for property taxes and insurance, net	(336)	(188)
Increase (decrease) in drafts outstanding, net	1,370	(9,846)
Cash dividends to stockholders	(2,468)	(2,938)
Proceeds from exercise of stock options	781	761
Tax benefit from the exercise of stock options	347	326

Net cash provided by financing activities	166,766	78,487

Net increase (decrease) in cash and cash equivalents	29,740	(47,038)
Cash and cash equivalents at beginning of period	29,652	91,525

Cash and cash equivalents at end of period	$59,392	$44,487

Supplemental information:
Interest paid	$20,050	$30.832

Income taxes paid	$5,040	$7,108

Supplemental schedule of non-cash investing and financing transactions:
Transfer of mortgage loans to real estate acquired through foreclosure	$818	$929

Securitization of mortgage loans into mortgage-backed securities	$33,657	$18,692

Change in unrealized loss in investment securities and mortgage-backed securities available for sale, net of tax	$(714)	$(6,887)

Transfer of loans held for sale to loans receivable	$—	$10,887

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8

PART I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders’ equity and comprehensive income in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries’ (the “Company”) audited consolidated financial statements and related notes for the year ended September 30, 2005, included in the Company’s 2005 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the “Bank”). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality deterioration. The investment securities that had continuous losses of less than 12 months are comprised of seven securities at September 30, 2005 totaling $18,000 and forty-seven securities at June 30, 2006 totaling $505,000. The investment securities that had continuous losses 12 months or longer are comprised of six securities at September 30, 2005 totaling $33,000 and five securities at June 30, 2006 totaling $139,000. None of the individual investment securities had an unrealized loss that exceeded 10% of its amortized cost in either period. At September 30, 2005 and June 30, 2006, substantially all investment securities were rated AAA or higher. At September 30, 2005 and June 30, 2006, none of the investment securities available for sale were considered impaired.

 (3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

	September 30, 2005

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Unaudited) (In thousands)

Collateralized Mortgage
Obligations	$55,560	(770)	19,518	(360)	75,078	(1,130)
FNMA	78,664	(1,189)	5,893	(157)	84,557	(1,346)
GNMA	32,787	(416)	—	—	32,787	(416)
FHLMC	81,540	(988)	5,951	(99)	87,491	(1,087)

	$248,551	(3,363)	31,362	(616)	279,913	(3,979)

	June 30, 2006

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Unaudited) (In thousands)

Collateralized Mortgage
Obligations	$75,210	(1,560)	38,749	(1,502)	113,959	(3,062)
FNMA	82,320	(2,646)	33,250	(1,937)	115,570	(4,583)
GNMA	12,639	(250)	21,434	(869)	34,073	(1,119)
FHLMC	82,600	(2,812)	27,861	(1,265)	110,461	(4,077)

	$252,769	(7,268)	121,294	(5,573)	374,063	(12,841)

PART I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality deterioration. The unrealized losses are comprised of 72 securities at September 30, 2005 and 101 securities at June 30, 2006 that have had continuous losses of less than 12 months. There were 10 securities at September 30, 2005 and 41 securities at June 30, 2006 with continuous losses 12 months or longer. None of the individual mortgage-backed securities had an unrealized loss that exceeded 10% of its amortized cost at September 30, 2005. One of the mortgage-backed securities had unrealized losses which exceeded 10% of its amortized cost by an immaterial amount at June 30, 2006. At September 30, 2005 and June 30, 2006, all mortgage-backed securities were rated AAA or higher. At September 30, 2005 and June 30, 2006, none of the Company’s securities were considered impaired.

(4) LOANS RECEIVABLE, NET

Loans receivable, net, consists of the following:

	September 30, 2005	June 30, 2006

	(Unaudited) (In thousands)

First mortgage loans:
Single family to four family units	$352,893	$377,854
Land and land development	121,170	145,981
Residential lots	37,112	39,777
Other, primarily commercial real estate	211,432	229,206
Construction loans on residential property	127,970	185,299
Construction loans on commercial property	14,989	16,415

Consumer and commercial loans:
Installment consumer loans	19,115	14,576
Mobile home loans	4,308	3,637
Savings account loans	1,883	2,126
Equity lines of credit	34,019	40,112
Commercial and other loans	38,691	38,260

	963,582	1,093,243

Less:
Allowance for loan losses	11,748	12,550
Deferred loan costs, net	(771)	(339)
Undisbursed portion of loans in process	28,345	32,576

	$924,260	$1,048,456

PART I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

The changes in the allowance for loan losses consist of the following for the nine months ended:

	Nine Months Ended June 30

	2005	2006

	(Unaudited) (In thousands)

Allowance at beginning of period	$11,077	$11,748
Provision for loan losses	1,525	1,160

Recoveries:
Residential loans	—	—
Commercial loans	22	235
Consumer loans	66	63

Total recoveries	88	298

Charge-offs:
Residential loans	—	—
Commercial loans	504	392
Consumer loans	332	264

Total charge-offs	836	656

Net charge-offs	748	358

Allowance at end of period	$11,854	$12,550

	Nine Months Ended June 30,

	2005	2006

	(Unaudited)
Ratio of allowance to total net loans outstanding at the end of the period	1.30%	1.19%

Ratio of net charge-offs to average total loans outstanding during the period
(annualized)	0.12%	0.05%

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $2.6 million and $1.3 million at September 30, 2005 and June 30, 2006, respectively. For the nine months ended June 30, 2005 and 2006, interest income, which would have been recorded, would have been approximately $241,000 and $187,000, respectively, had non-accruing loans been current in accordance with their original terms.

At September 30, 2005 and June 30, 2006 impaired loans totaled $2.6 million and $1.9 million, respectively. Included in the allowance for loan losses at September 30, 2005 was $434,000 related to impaired loans compared to $101,000 at June 30, 2006. The average recorded investment in impaired loans for the year ended September 30, 2005 was $3.7 million compared to $2.7 million for the nine months ended June 30, 2006. Interest income of $32,000 and $111,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2006. Interest income of $133,000 and $232,000 was recognized on impaired loans for the quarter and nine months ended June 30, 2005, respectively.

PART I. FINANCIAL INFORMATION Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED (5) DEPOSITS Deposits consist of the following:

	September 30, 2005		June 30, 2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Unaudited) (Dollars in thousands)

Checking accounts:
Noninterest-bearing	$219,080	—	$249,100	—
Interest-bearing	139,810	0.52%	127,775	0.55%

Total checking accounts	358,890	0.20	376,875	0.19
Money market accounts	213,078	2.26	212,593	3.30
Statement savings accounts	71,824	1.47	74,833	2.25
Certificate accounts	427,126	3.39	397,947	4.42

	$1,070,918	1.97%	$1,062,248	2.54%

Included in certificate accounts (“CDs”) are $169.9 million of brokered CDs at September 30, 2005 and $135.2 million at June 30, 2006. The average rate and remaining term of brokered CD’s at September 30, 2005 was 3.51% and approximately four months, respectively. The average rate and remaining term of brokered CDs at June 30, 2006 was 4.68% and approximately three months, respectively.

(6) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank (“FHLB”) consist of the following:

	September 30, 2005		June 30, 2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Unaudited) (Dollars in thousands)

Fiscal Year Maturing
2006	$4,177	2.79%	$20,746	5.42%
2007	3,560	2.83	3,560	2.83
2008	3,977	3.18	3,977	3.18
2009	31,803	2.36	6,802	3.74
2010	63,651	5.74	73,651	5.58
After fiscal 2010	181,839	3.64	246,839	3.95

	$289,007	3.93%	$355,575	4.35%

At September 30, 2005, and June 30, 2006, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $362.5 million and $443.7 million, respectively, as collateral for FHLB advances. At June 30, 2006, the excess first mortgage loans and mortgage-backed securities collateral pledged to FHLB will support additional borrowings of $88.1 million.

PART I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

Callable advances at June 30, 2006 are summarized as follows:

	June 30, 2006

	Amount	Weighted Average Rate

	(Unaudited) (Dollars in thousands)

Fiscal Year Callable:
2006	$39,000	4.93%
2007	45,000	3.17
2008	37,000	2.98
2009	75,000	4.08
2010	—	—
After fiscal 2010	25,000	4.86

	$221,000	3.95%

Call provisions are more likely to be exercised by the FHLB when market interest rates rise. If called, the Bank may be required to replace these advances with higher cost funds.

(7)   EARNINGS PER SHARE

Basic earnings per share for the quarter and nine months ended June 30, 2005 and 2006 are computed by dividing net income by the weighted average common shares outstanding during the respective periods. Diluted earnings per share for the quarter and nine months ended June 30, 2005 and 2006 are computed by dividing net earnings by the weighted average dilutive shares outstanding during the respective periods. At June 30, 2006, the Company had antidilutive securities of approximately 477,500 options to purchase shares by Directors and Associates. The average exercise price for these anti-dilutive securities was approximately $14.16 per share.

The following is a reconciliation of average shares outstanding used to calculate basic and fully diluted earnings per share.

	For the Quarter Ended June 30,

	(Unaudited)

	2005	2005	2006	2006

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	19,423,000	19,423,000	19,609,000	19,609,000
Effect of dilutive securities- stock options	—	1,074,000	—	827,000

	19,423,000	20,497,000	19,609,000	20,436,000

	For the Nine Months Ended June 30,

	(Unaudited)

	2005	2005	2006	2006

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	19,314,000	19,314,000	19,518,000	19,518,000
Effect of dilutive securities- stock options	—	1,086,000	—	886,000

	19,314,000	20,400,000	19,518,000	20,404,000

I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(8)           STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt, and the Company has adopted effective October 1, 2005, the new standard using a modified prospective method. Under the modified prospective method, companies are allowed to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively on the nonvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

At June 30, 2006, the Company had one stock-based payment plan for directors, officers and other key Associates, which is described below. Prior to October 1, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after October 1, 2005. The fair value at the date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulting in expense of approximately $69,000, net of tax benefit of approximately $42,000, during the nine months ended June 30, 2006.

The Company’s stock option plan (“the Plan”), which is stockholder approved, provides for stock options to be granted primarily to directors, officers and other key Associates. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards are generally granted with an exercise price equal to, or higher than, the market price of the Company’s shares at the date of grant. Options vest ratably over a five-year period and expire after ten years from the date of grant, except as discussed below. Share options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The remaining shares of stock reserved for the stock option plan at June 30, 2006 amounted to approximately 111,000 shares.

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

The weighted average fair value of all of the options granted during the nine months ended June 30 have been estimated using the Black-Scholes option-pricing model with the following assumptions (unaudited):

	2005	2006

Dividend yield	1.11%	1.52%
Weighted average risk-free interest rate	4.20%	4.92%
Weighted average expected volatility	35.25%	29.00%
Weighted average expected life in years	7.50	5.00
14

PART I. FINANCIAL INFORMATION
Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

(8) STOCK BASED COMPENSATION (continued)

A summary of share option activity for the nine months ended June 30, 2006 follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(Unaudited)

Outstanding at September 30, 2005	2,811,609	$8.52
Granted	4,000	$13.15
Exercised	(252,574)	$4.94
Forfeited or expired	(8,193)	$11.11

Outstanding at June 30, 2006	2,554,842	$8.88	5.9	$11,294,000

Exercisable at June 30, 2006	2,503,763	$8.94	5.9	$10,926,000

The weighted average grant-date fair value of options granted during the nine months ended June 30, 2005 and 2006 was $5.51 per share and $3.87 per share, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2005 and 2006 was $2,045,000 and $2,190,000, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2006, and changes during the nine months then ended, is presented below (unaudited):

	Number Of Shares	Weighted Average Grant-Date Fair Value

Nonvested at September 30, 2005	145,389	$2.09
Granted	4,000	$3.87
Vested	(97,191)	$1.81
Forfeited	(1,119)	$2.59

Nonvested at June 30, 2006	51,079	$2.78

Fair values have been retroactively restated for all stock dividends since the date the option was granted.

As of June 30, 2006, there was approximately $47,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately one year.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

(8) STOCK BASED COMPENSATION (continued)

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the quarters ended June 30 (Dollars in thousands, except per share data):

	2005	2006

	(Unaudited)

Information as reported in the Financial Statements:

Net income	$4,356	$4,937

Basic earnings per share	$0.22	$0.25

Diluted earnings per share	$0.21	$0.24

Share-based compensation cost, net of related tax effects	$201	$22

Information calculated as if fair value method had been applied to all awards:

Net income, as reported	$4,356	$4,937
Add: Stock-based compensation expense recognized during the period, net of related tax effects	—	22
Less: Stock-based compensation expense determined under the fair value-based method, net of related tax effects	(201)	(22)

Pro forma net income	$4,155	$4,937

Pro forma basic earnings per share	$0.21	$0.25

Pro forma diluted earnings per share	$0.20	$0.24

Had the compensation cost for the Company’s stock-based compensation plan been determined under the fair value-based method, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts below for the nine months ended June 30 (Dollars in thousands, except per share data):

	2005	2006

	(Unaudited)

Information as reported in the Financial Statements:

Net income	$12,535	$14,025

Basic earnings per share	$0.65	$0.72

Diluted earnings per share	$0.61	$0.69

Share-based compensation cost, net of related tax effects	$577	$69

Information calculated as if fair value method had been applied to all awards:

Net income, as reported	$12,535	$14,025
Add: Stock-based compensation expense recognized during the period, net of related tax effects	—	69
Less: Stock-based compensation expense determined under the fair value-based method, net of related tax effects	(577)	(69)

Pro forma net income	$11,958	$14,025

Pro forma basic earnings per share	$0.62	$0.72

Pro forma diluted earnings per share	$0.59	$0.69

Item 1.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

(9)  COMMON STOCK DIVIDEND

On December 15, 2004 and October 26, 2005, the Company declared 10% stock dividends, aggregating approximately 1,594,000 and 1,770,000 shares, respectively. All share and per share data have been retroactively restated for the stock dividends.

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. These standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At June 30, 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 and June 30, 2006 was $5.8 million and $6.2 million, respectively.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Bank originates certain fixed rate residential loans with the intention of selling these loans in the secondary market. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments due to potential changes in interest rates. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage-backed securities and loans (“forward sales commitments”). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $5.0 million at June 30, 2006. The fair value of the loan commitments was an asset of approximately $14,000 at June 30, 2006. As of June 30, 2006, the Company had sold $5.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $17,000.

PART I. FINANCIAL INFORMATION
Item 2.  COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Coastal Financial Corporation and Subsidiaries and the notes thereto.

FORWARD LOOKING STATEMENTS

This report may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company’s expectations or beliefs concerning future events. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond the Company’s control and which may cause its actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Part II, Item 1.A., “Risk Factors” for disclosure regarding risks and uncertainties related to the Company’s business.

OVERVIEW

Coastal Financial Corporation (the “Company”) is a unitary thrift holding company incorporated in Delaware with one wholly-owned banking subsidiary, Coastal Federal Bank (the “Bank” or “Coastal Federal”). The Company also owns Coastal Planners Holding Corporation, whose subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., offers fee-based financial planning and tax preparation services. The primary business activities of the Company are conducted by the Bank. The Company and Bank’s principal executive offices are located in Myrtle Beach, South Carolina.

Coastal Federal is a full service financial services company with 22 branches located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has fourteen offices in Horry County, South Carolina; one office in Georgetown County, South Carolina; four offices in Brunswick County, North Carolina; and three offices in New Hanover County, North Carolina.

The Bank’s primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the Metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal’s primary market is Horry County, South Carolina, where the Bank has the number one market share of deposits as of June 30, 2005 (the most recent date for which published data is available) with 17.9% of deposits as reported by the FDIC Summary of Deposits Report. The Bank also has the third highest market share of deposits as of June 30, 2005 in Brunswick County, North Carolina, with 8.1% of deposits as reported by the FDIC Summary of Deposits Report.

The primary business activities in Horry County are centered around the tourism industry. To the extent that Horry County businesses rely heavily on tourism business, decreased tourism would have a significant adverse effect on Coastal Federal’s primary deposit base and lending area. Moreover, the Bank would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

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

In the fourth fiscal quarter of 2004, the Bank began two significant new initiatives. The first was “The Experience of FANtastic! Customer Service”. This initiative focuses on Customer service and convenience. The Bank is continuing the process of redesigning its infrastructure, software and products to improve Customer service and convenience and Associate productivity. In addition, in order to improve Customer service and convenience, the Bank added extended operating hours and expanded the call center which employs approximately 20 Associates. The Bank experienced increased salary and benefit expenses in fiscal 2005 and in the first nine months of fiscal 2006 and anticipates these expenses will continue thereafter associated with the hiring, training and placement of these new Associates.

The second initiative was “Totally Free Checking with A Gift” that was introduced in September 2004. The Bank has incurred, and will continue to incur, significant marketing costs associated with this strategy. The Bank expects to realize significant benefits from this strategy consisting of increased Bank lobby traffic, increased number of personal checking accounts and higher fee income as a result of those checking accounts.

Checking account balances at June 30, 2006 grew approximately 12.3% when compared to the same period a year ago. This rate of growth necessitated the hiring of additional Associates to open and service these accounts. The Associates hired for these two initiatives are expected to have total compensation averaging between $28,000 and $35,000 per Associate.

In the latter part of fiscal 2005, the Company began preparations to increase lending production in mortgage originations. The Company has hired leadership and support staff as well as additional mortgage lending officers. The nine month average of the number of support staff increased by eight and residential lending officers by nine when comparing June 30, 2005 and 2006. Increased lending volumes from these lending personnel have been slow to materialize, and are not expected to increase until the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. Further, the amount of increased revenues in relation to the increased expense cannot be accurately predicted at this time.

During the first quarter of fiscal 2006, the Bank opened two branches; in Oak Island, North Carolina and at Stephens Crossroads in Longs, South Carolina. In April 2006, a new branch was opened in North Conway, South Carolina, and in July 2006 a new branch was opened in Conway, South Carolina. The Bank anticipates that it will open one additional branch during the remainder of fiscal 2006. The opening of these branches will increase compensation, occupancy and other expenses as well as related marketing expenditures. Generally, the Bank will hire personnel three to nine months in advance of a branch opening to ensure that they are properly trained. The Bank expects its total investment in the branch opened in July 2006 and the branch to be opened by the end of fiscal 2006 to be approximately $3.5 million in land, buildings and equipment costs as well as increased lease expenses of approximately $85,000.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In order to understand the Company’s financial condition and results of operations, it is important to understand the more critical accounting policies and the extent to which judgment and estimates are used in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial statements. The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Stockholders. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses.” See “Income Taxes” for additional discussion concerning income taxes in the Company’s 2005 Annual Report to Stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit risk, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or to satisfy customer needs. Corporate purpose transactions are used to help manage customers’ requests for funding. The Bank’s off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

Lending Commitments:  Lending Commitments include loan commitments, standby letters of credit, and unused business and personal lines of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Bank provides these lending commitments to customers in the normal course of business. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company applies essentially the same credit policies and standards as it does in the lending process when making these loan commitments. For business customers, commercial loan commitments generally consist of financing real estate and construction and land development or take the form of revolving credit arrangements to finance customers’ working capital requirements. For personal customers, loan commitments are generally lines of credit that are unsecured or are secured by residential property. Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. Standby letters of credit are generally collateralized and are usually one year or less.

Effective May 31, 2006, the Bank sold its entire credit card portfolio. Accordingly, there are no unused business or consumer credit card commitments outstanding at June 30, 2006. See additional disclosures regarding the sale of the credit card portfolio hereafter.

At June 30, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 and June 30, 2006 was $5.8 million and $6.2 million, respectively.

A summary of loans receivable with undisbursed commitments to extend credit at September 30, 2005 and June 30, 2006 follows:

	September 30, 2005	June 30, 2006

	(Unaudited) ( In thousands)

Residential mortgage loans in process	$28,345	$32,576
Business and consumer credit card lines	14,065	—
Consumer home equity lines	41,117	46,411
Other consumer lines of credit	6,818	6,937
Standby letters of credit	5,777	6,245
Commercial real estate and construction and land development	107,731	123,465
Other commercial lines of credit	10,527	9,052

Total loans receivable with undisbursed commitments	$214,380	$224,686

Derivatives and Hedging Activities:  See Note 11 “Derivative Instruments and Hedging Activities” in the accompanying Coastal Financial Corporation and Subsidiaries Consolidated Financial Statements as of, and for the period ended June 30, 2006, for disclosure.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2005 TO JUNE 30, 2006

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets. The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, Customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $634.0 million for the nine months ended June 30, 2005, compared to $590.9 million for the nine months ended June 30, 2006. Loan principal repayments amounted to $453.4 million in the first nine months of 2005 compared to $446.4 million for the nine months ended June 30, 2006. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first nine months of fiscal 2005, the Company sold mortgage loans or securitized and sold mortgage loans totaling $46.0 million that compares to $33.7 million for the nine months ended June 30, 2006. The Bank also sold $19.5 million of commercial loan participations in the nine months ended June 30, 2005 compared to $3.1 million for the same period in 2006.

During the nine month period ended June 30, 2006, the Company securitized $18.7 million of mortgage loans and concurrently sold these mortgage-backed securities to outside third parties and recognized a net gain on sale of $238,000. The related mortgage servicing rights associated with the loans are $277,000. The gain is included in gains on sales of loans and loans receivable held for sale in the consolidated statement of operations. The Company has no retained interest in the securities that were sold other than servicing rights.

Effective May 31, 2006, the Company sold its entire credit card portfolio to an unrelated third party for approximately $3.6 million, realizing a gain of approximately $507,000 that is included in gains on sales of loans and loans receivable held for sale in the consolidated statement of operations. The Company has retained no interest in the credit card portfolio other than short-term servicing until the purchaser converts the portfolio to its system. The Company will continue to issue branded credit cards through a third party bank. In connection with the sale, the Company also recorded approximately $100,000 of other expense to reflect de-conversion costs and the termination of the credit card awards program that is reflected in other expense in the consolidated statement of operations.

For the nine months ended June 30, 2006, the Company purchased $135.0 million in investment and mortgage-backed securities. For the nine months ended June 2005, the Company purchased $256.9 million in investment and mortgage-backed securities. These purchases during the nine months ended June 30, 2006 were primarily funded by borrowings, repayments of $59.4 million within the securities portfolio and proceeds from sales of investments and mortgage-backed securities of $58.3 million.

Total Customer Deposits, defined as total deposits excluding certificates of deposits (“CD’s”) obtained through brokers, increased $26.0 million between September 30, 2005 and June 30, 2006. Money market and checking accounts increased from approximately $572.0 million at September 30, 2005 to $589.5 million at June 30, 2006, an increase of $17.5 million or 3.1%. Core Deposits (defined as money market accounts, checking accounts and statement savings accounts) increased from $643.8 million at September 30, 2005 to $664.3 million at June 30, 2006, an increase of 3.2%. Customer Deposits at June 30, 2006 and June 30, 2005, are $927.1 million and $876.6 million, respectively, an increase of 5.8%. In addition, Core Deposits at June 30, 2006 and June 30, 2005 are $664.3 million and $633.7 million, respectively, a 4.8% increase.

At June 30, 2006, the Company had $366.0 million of CD’s that were due to mature within one year. Included in these CDs were brokered CDs totaling $135.2 million. Based on past experience, the Company believes that the majority of the non-brokered certificates of deposits will renew with the Company. At June 30, 2006, the Company had commitments to originate $26.3 million in residential mortgage loans, $62.4 million in undisbursed business and retail lines of credit, and $123.5 million in commercial real estate and construction and land development which the Company expects to fund from normal operations. At June 30, 2006, the Company had approximately $88.1 million available in FHLB advances. In addition, the Company had unpledged collateral that would support approximately $91.2 million in additional borrowings. At June 30, 2006, the Company also had an outstanding available line for federal funds of $20.0 million.

As a result of $14.0 million in net income, less the cash dividends paid to stockholders of approximately $2.9 million, proceeds of approximately $1.1 million from the exercise of stock options, and the net increase in unrealized loss on securities available for sale, net of income tax of $6.9 million, stockholders’ equity increased from $97.2 million at September 30, 2005 to $102.6 million at June 30, 2006.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank’s capital, as calculated under OTS regulations, is approximately $124.4 million at June 30, 2006, exceeding the core capital requirement by $59.0 million. At June 30, 2006, the Bank’s risk-based capital of approximately $135.1 million exceeded its current risk-based capital requirement by $59.6 million. (For further information see Regulatory Capital Matters.)

The table below summarizes future contractual obligations as of June 30, 2006 (In thousands)(unaudited):

	Payments Due by Period

	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years

Time deposits	$397,947	$365,969	$27,866	$3,517	$595
Short-term borrowings	75,157	75,157	—	—	—
Long-term debt	370,293	—	7,537	80,453	282,303
Construction contracts	645	645	—	—	—
Operating leases	4,757	498	663	448	3,148

Total contractual cash obligations	$848,799	$442,269	$36,066	$84,418	$286,046

Purchase commitments. The Company has signed contracts to purchase four parcels of land for branches in Brunswick and New Hanover Counties in North Carolina. The purchase commitments total approximately $4.1 million. After due diligence, the Company expects these four sales to close around the end of the fiscal year. Because these contracts are subject to due diligence, they are not included in the table of future contractual obligations above.

Lease commitments. The Bank executed a lease in the first quarter of fiscal 2006 for 5.48 acres of land and a building, which includes an option to purchase after one year of the lease for approximately $2.8 million. Rent during the year prior to the purchase option is approximately $200,000 and is included in the operating leases line of the above schedule of future contractual obligations.

EARNINGS SUMMARY

Net income increased from $12.5 million, or $.61 per diluted share, for the nine months ended June 30, 2005 to $14.0 million, or $.69 per diluted share for the nine months ended June 30, 2006. This 11.9% increase in net income resulted from increased net interest income of $4.4 million, or 12.4%, an increase in other income of $3.3 million, and a decrease in the provision for loan losses of $365,000, which were offset by increased general and administrative expenses of $5.6 million, and increased income taxes of $928,000.

Net interest income increased 12.4% as a result of growth in loans receivable and investments despite a slight decrease in net interest margin from 3.69% for the nine months ended June 30, 2005 to 3.65% for the nine months ended June 30, 2006. The increase in net interest income is primarily attributable to an increase in average earning assets of $177.1 million, or 13.6%. Average loans receivable increased $143.2 million for the nine months ended June 30, 2006 compared to June 30, 2005. The average balance of Customer Deposits increased from $790.1 million for the nine months ended June 30, 2005 to $889.8 million for the nine months ended June 30, 2006, which exclude brokered CD average balances of $182.4 million and $51.5 million for the nine months ended June 30, 2006 and 2005, respectively. The provision for loan losses decreased $365,000 for the nine months ended June 30, 2006 when compared to the prior year primarily due to a reduction in individually significant special mention, substandard and impaired loans which carry higher risk allocations when computing the allowance for loan losses and the sale of the credit card portfolio which consisted of higher risk loans. Several of the special mention, substandard and impaired loans were either paid off or there was a significant improvement in the Company’s collateral position. The allowance for loan losses as a percentage of loans was 1.19% at June 30, 2006 as compared to 1.30% at June 30, 2005.

Other income increased from $9.2 million for the nine months ended June 30, 2005 to $12.5 million for the nine months ended June 30, 2006. This was a result of an increase in fees and service charges on loan and deposit accounts of $2.7 million primarily as a result of the Company’s “FANtastic! Customer Service” and “Totally Free Checking with a Gift” initiatives. ATM and debit card income increased $610,000, and gains on sales of loans and loans receivable held for sale increased $199,000, which includes a $507,000 gain from the sale of the credit card portfolio. The Company had a net loss on sales of mortgage-backed securities available for sale of $511,000 for the nine months ended June 30, 2006, compared to net gains of $87,000 for the nine months ended June 30, 2005.

General and administrative expenses increased from $24.5 million for the nine months ended June 30, 2005 to $30.2 million for the nine months ended June 30, 2006. Compensation and benefits increased from $13.5 million for the first nine months of fiscal 2005 to $16.6 million in the first nine months of fiscal 2006, primarily due to an increase in the number of banking Associates in business and residential banking, Associates in the Company’s expanded hours call center, Associates in new branches and normal salary increases. Marketing expenses were $1.5 million for the nine months ended June 30, 2006 and 2005. Expenses for ATM and debit card transactions increased $330,000 when comparing the two periods. In addition, other expense was $3.1 million for the nine months ended June 30, 2005, compared to $3.6 million for the nine months ended June 30, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2006

INTEREST INCOME

Interest income for the three months ended June 30, 2006, increased to $25.6 million as compared to $20.3 million for the three months ended June 30, 2005. The earning asset yield for the three months ended June 30, 2006, was 6.75% compared to 6.00% for the three months ended June 30, 2005. The average yield on loans receivable for the three months ended June 30, 2006, was 7.57% compared to 6.64% for three months ended June 30, 2005. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 8.25% at June 30, 2006, compared to 6.25% at June 30, 2005. The yield on investments increased to 5.00% for the three months ended June 30, 2006, from 4.77% for the three months ended June 30, 2005. Long-term interest rates have remained relatively constant during the last year despite rising short-term rates, resulting in a flat yield curve. Consequently, most of the cash flows received from the investment portfolio have been reinvested at approximately the same interest rate. Should short-term rates continue to rise more quickly than long-term rates, it is possible that the yield curve would become inverted. A flat yield curve or inverted yield curve would likely cause the Bank’s net interest margin to decline and reduce opportunities for using securities to leverage capital. Total average interest-earning assets were $1.5 billion for the quarter ended June 30, 2006 as compared to $1.4 billion for the quarter ended June 30, 2005, an increase of 11.8%. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $140.8 million, an increase of 15.8%, resulting primarily from growth in the commercial loan portfolio.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $11.7 million for the three months ended June 30, 2006, as compared to $7.8 million for the three months ended June 30, 2005. The average cost of Customer Deposits for the three months ended June 30, 2006, was 2.21% compared to 1.47% for the three months ended June 30, 2005. The cost of interest-bearing liabilities was 3.07% for the three months ended June 30, 2006 compared to 2.29% for the three months ended June 30, 2005. The increased cost of funds is due to the increased short-term interest rates. At June 30, 2006, the federal funds rate was 5.05% compared to 3.35% at June 30, 2005.

Total average interest-bearing liabilities increased from $1.4 billion at June 30, 2005 to $1.5 billion at June 30, 2006. The increase in average interest-bearing liabilities is due to an increase in average Customer Deposits of approximately $84.7 million, increased average FHLB advances of $48.6 million and increased average customer repurchase agreements of $19.0 million. This was partially offset by a decrease in average broker reverse repurchase agreements of $63.5 million. Brokered CD’s increased by $62.9 million in average balances when comparing the two periods and were used to fund loan and investment securities growth.

NET INTEREST INCOME

Net interest income was $13.9 million for the three months ended June 30, 2006, as compared to $12.5 million for the three months ended June 30, 2005. The net interest margin was 3.68% for the three months ended June 30, 2006, compared to 3.71% for the three months ended June 30, 2005.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the three months ended June 30, 2005 and 2006:

		Three Months Ended June 30,

		2005			2006

	Average Balance (1)	Income/ Expense	Yield/ Rate	Average Balance (1)	Income/ Expense	Yield/ Rate

			(Unaudited) (Dollars in thousands)

Assets
Earning assets Loans (2)	$892,027	$14,807	6.64%	$1,032,872	$19,546	7.57%
Investment Securities, MBS Securities and Other (3)	463,320	5,530	4.77%	481,876	6,026	5.00%

Total earning assets	$1,355,347	20,337	6.00%	$1,514,748	25,572	6.75%

Liabilities
Customer Deposits	$832,420	3,053	1.47%	$917,144	5,062	2.21%
Brokered CD’s	107,214	803	3.00%	170,152	1,944	4.57%
FHLB Advances	301,406	2,981	3.96%	350,036	3,733	4.27%
Customer Repurchase Agreements	26,574	175	2.63%	45,590	438	3.84%
Junior Subordinated Debt	15,000	234	6.24%	15,000	305	8.13%
Reverse Repurchase Agreements	83,457	585	2.80%	20,000	179	3.58%

Total interest-bearing Liabilities	$1,366,071	7,831	2.29%	$1,517,922	11,661	3.07%

Net interest income (4)		$12,506			$13,911

Net interest margin			3.71%			3.68%
Net yield on earning assets			3.69%			3.67%

(1)	The average balances are derived from monthly balances.

(2)	Nonaccrual loans are included in average balances for yield computations.

(3)	Investment securities include taxable and tax-exempt securities.

(4)	Net interest income has not been adjusted to produce a tax-equivalent yield.
23

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $550,000 for the three months ended June 30, 2005, to $430,000 for the three months ended June 30, 2006 primarily due to a reduction in individually significant special mention, substandard and impaired loans that carry increased risk allocations and the sale of the credit card portfolio, when computing the allowance for loan loss. Several of the special mention, substandard and impaired loans were either paid off or there was a significant improvement in the Company’s collateral position at June 30, 2006. The allowance for loan losses as a percentage of loans was 1.19% at June 30, 2006 as compared to 1.30% at June 30, 2005. Loans delinquent 90 days or more were $1.3 million or .12% of total loans at June 30, 2006, compared to $3.8 million or .41% of total loans at June 30, 2005 and $2.6 million or .28% of total loans at September 30, 2005. The allowance for loan losses was 973% of loans delinquent more than 90 days at June 30, 2006, compared to 314% at June 30, 2005 and 445% at September 30, 2005. Net charge-offs for the three months ended June 30, 2006 were $88,000 compared to $464,000 for the three months ended June 30, 2005. Management believes the level of the allowance for loan losses at June 30, 2006 is adequate considering the composition of the loan portfolio, the portfolio’s loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

OTHER INCOME

For the three months ended June 30, 2006, other income was $4.7 million compared to $3.1 million for the three months ended June 30, 2005. Fees and service charges from deposit accounts increased $834,000 or 51.8% to $2.4 million for the three months ended June 30, 2006, compared to $1.6 million for the three months ended June 30, 2005. The majority of this increase is due to fee income from increased number of personal and business checking accounts. The number of checking accounts increased 24% from June 30, 2005 to June 30, 2006. During the quarter ended June 30, 2006, the Company securitized mortgage loans into mortgaged backed securities (“MBS”), and then sold MBS and sold loans aggregating $16.4 million, compared to $17.5 million for the quarter ended June 30, 2005. Included in the $16.4 million of MBS and loans sold were proceeds of $3.6 million related to the sale of the credit card portfolio. Gain on sale of loans and loans receivable held for sale was $674,000 for the quarter ended June 30, 2006, compared to $215,000 for the quarter ended June 30, 2005. The gain on sale of loans and loans receivable held for sale for the quarter ended June 30, 2006 included a gain on the sale of the Company’s credit card portfolio totaling $507,000. Margins on sales of conforming mortgage loans declined in fiscal 2006 due to rising interest rates. Losses on sales of securities available for sale, net of gains, were $444,000 for the quarter ended June 30, 2006, compared to $127,000 for the quarter ended June 30, 2005. Income from Federal Home Loan Bank Stock dividends increased from $183,000 to $264,000 due to increased dividends resulting from higher interest rates. In addition, income from ATM and debit card transactions increased 45.5% to $608,000 during the third quarter of fiscal 2006, primarily due to increased personal checking accounts. In addition, other income increased approximately $206,000 to $359,000 for the quarter ended June 30, 2006 over the quarter ended June 30, 2005, primarily due to the recovery of certain litigation costs from the Company’s insurance carrier of $143,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $8.4 million for the quarter ended June 30, 2005 compared to $10.6 million for the quarter ended June 30, 2006. Salaries and employee benefits were $4.6 million for the three months ended June 30, 2005, as compared to $5.7 million for the three months ended June 30, 2006, an increase of 23.6%. Increased compensation is due to the increased number of Associates in (i) the Company’s expanded hours call center, (ii) four new branches opened since September 30, 2005 and, (iii) residential and business banking. In the latter part of fiscal 2005, the Company began preparations to increase lending production in mortgage originations. The Company has hired leadership and support staff as well as additional mortgage lending officers. As a result of these plans, the Company has increased the average number of support staff by approximately eight and residential lending officers by approximately nine for the nine month period ended June 30, 2006 as compared to the comparable prior year period. Increased lending volumes from these lending personnel have been slow to materialize and are not expected to increase until the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. Over the past year, the Company also added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. As a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased by $528,000, and depreciation increased $189,000, when comparing the two periods. Marketing expenses were $463,000 for the three months ended June 30, 2005, compared to $545,000 for the three months ended June 30, 2006. Other expenses were $1.1 million for the quarter ended June 30, 2005 compared to $1.2 million for the quarter ended June 30, 2006.

INCOME TAXES

Income taxes were $2.7 million for the three months ended June 30, 2006 compared to $2.3 million for the three months ended June 30, 2005. The effective income tax rate as a percentage of pretax income was 35.0% and 34.4% for the quarters ended June 30, 2006 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes. The Company’s effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service.

The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2006

INTEREST INCOME

Interest income for the nine months ended June 30, 2006, increased to $72.7 million as compared to $57.2 million for the nine months ended June 30, 2005. The earning asset yield for the nine months ended June 30, 2006, was 6.56% compared to a yield of 5.86% for the nine months ended June 30, 2005. The average yield on loans receivable for the nine months ended June 30, 2006, was 7.33% compared to 6.38% for the nine months ended June 30, 2005. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 8.25% at June 30, 2006, compared to 6.25% at June 30, 2005. The yield on investments increased to 4.95% for the nine months ended June 30, 2006, from 4.85% for the nine months ended June 30, 2005. Total average interest-earning assets were $1.5 billion for the nine months ended June 30, 2006 as compared to $1.3 billion for the nine months ended June 30, 2005. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $143.1 million resulting primarily from growth in the commercial loan portfolio and an increase in investment securities of approximately $33.9 million, primarily funded by brokered CD’s.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $32.4 million for the nine months ended June 30, 2006, as compared to $21.3 million for the nine months ended June 30, 2005. The average cost of Customer Deposits for the nine months ended June 30, 2006, was 2.05% compared to 1.38% for the nine months ended June 30, 2005. The cost of interest-bearing liabilities was 2.91% for the nine months ended June 30, 2006 compared to 2.17% for the nine months ended June 30, 2005.

The increased cost of funds on other borrowings is due to increased short-term interest rates. At June 30, 2006, the federal funds rate was 5.05% compared to 3.35% at June 30, 2005. Total average interest-bearing liabilities increased from $1.3 billion at June 30, 2005 to $1.5 billion at June 30, 2006. The increase in average interest-bearing liabilities is due to an increase in average Customer Deposits of approximately $99.7 million as a result of the Company’s focus on checking growth, increased average brokered CD’s of $130.9 million and increased average customer repurchase agreements of $13.1 million. This increase was partially offset by a decrease in average reverse broker repurchase agreements of $76.0 million.

NET INTEREST INCOME

Net interest income was $40.4 million for the nine months ended June 30, 2006, as compared to $35.9 million for the nine months ended June 30, 2005. The net interest margin was 3.65% for the nine months ended June 30, 2006, compared to 3.69% for the nine months ended June 30, 2005.

The following table summarizes the average balance sheet and the related yields on interest-earning assets and deposits and borrowings for the nine months ended June 30, 2006 and 2005:

		Nine months Ended June 30,

		2005			2006

	Average Balance (1)	Income/ Expense	Yield/ Rate	Average Balance (1)	Income/ Expense	Yield/ Rate

			(Unaudited) (Dollars in thousands)

Assets
Earning assets Loans (2)	$854,556	$40,911	6.38%	$997,702	$54,875	7.33%
Investment Securities, MBS Securities and Other (3)	447,630	16,284	4.85%	481,570	17,873	4.95%

Total earning assets	$1,302,186	57,195	5.86%	$1,479,272	72,748	6.56%

Liabilities
Customer Deposits	$790,148	8,174	1.38%	$889,830	13,649	2.05%
Brokered CD’s	51,487	1,116	2.89%	182,400	5,746	4.20%
FHLB Advances	328,634	9,277	3.76%	342,765	10,601	4.12%
Customer Repurchase Agreements	25,313	421	2.22%	38,398	1,057	3.67%
Junior Subordinated Debt	15,000	637	5.66%	15,000	863	7.67%
Reverse Repurchase Agreements	94,109	1,653	2.34%	18,111	477	3.51%

Total interest-bearing Liabilities	$1,304,691	21,278	2.17%	$1,486,504	32,393	2.91%

Net interest income		$35,917			$40,355

Net interest margin			3.69%			3.65%
Net yield on earning assets			3.68%			3.64%

(1)	The average balances are derived from monthly balances.

(2)	Nonaccrual loans are included in average balances for yield computations.

(3)	Investment securities include taxable and tax-exempt securities.

(4)	Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $365,000 from $1.5 million for the nine months ended June 30, 2005, to $1.2 million for the nine months ended June 30, 2006 primarily due to a reduction in individually significant special mention, substandard and impaired loans that carry increased risk allocations and the sale of the credit card portfolio, when computing the allowance for loan loss. Several of the special mention, substandard and impaired loans were either paid off or there was a significant improvement in the Company’s collateral position. The allowance for loan losses as a percentage of loans was 1.19% at June 30, 2006 as compared to 1.30% at June 30, 2005. Loans delinquent 90 days or more were $1.3 million or .12% of total loans at June 30, 2006 as compared to $3.8 million or ..41% of total loans at June 30, 2005 and $2.6 million or .28% at September 30, 2005. The allowance for loan losses was 973% of loans delinquent more than 90 days at June 30, 2006, compared to 314% at June 30, 2005 and 445% at September 30, 2005. Net charge-offs for the nine months ended June 30, 2006 were $358,000 compared to $748,000 for the nine months ended June 30, 2005. Management believes that the level of the allowance for loan losses at June 30, 2006 is adequate considering the composition of the loan portfolio, the portfolio’s loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

OTHER INCOME

For the nine months ended June 30, 2006, other income was $12.5 million compared to $9.2 million for the nine months ended June 30, 2005. Fees and service charges from deposit accounts increased $2.7 million or 64.4% to $6.8 million for the nine months ended June 30, 2006, compared to $4.1 million for the nine months ended June 30, 2005. The majority of this increase is due to fee income resulting from an increase in the number of personal and business checking accounts. The number of checking accounts increased 24% from June 30, 2005 to June 30, 2006. During the nine months ended June 30, 2006, the Company securitized mortgage loans into mortgage-backed securities (“MBS”) and then sold the MBS and sold loans aggregating $37.3 million of loans held for sale compared to $46.0 million for the nine months ended June 30, 2005.

Included in the $37.3 million of MBS and sold loans were proceeds of $3.6 million related to the sale of the credit card portfolio. Gain on sale of loans and loans receivable held for sale was $968,000 for the nine months ended June 30, 2006, compared to $769,000 for the nine months ended June 30, 2005. Gain on sale of loans and loans receivable held for sale for the nine months ended June 30, 2006 included a gain on the sale of the Company’s credit card portfolio totaling $507,000. Loss on sales of securities, net of gains, was $459,000 for the nine months ended June 30, 2006, compared to net gains of $119,000 for the nine months ended June 30, 2005. In addition, the Company had gain on investment security held to maturity called by issuer of $160,000 for the nine months ended June 30, 2005 and none for the nine months ended June 30, 2006. Other income increased $295,000 to $744,000 for the nine months ended June 30, 2006, as compared to the nine months ended June 30, 2005 primarily due to the recovery of litigation costs from the Company’s insurance carrier of $143,000. ATM and debit card income increased $610,000 for the nine months ended June 30, 2006 to $1.7 million over the similar period in fiscal 2005 primarily due to the increased number of personal checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $24.5 million for the nine months ended June 30, 2005 compared to $30.2 million for the nine months ended June 30, 2006. Salaries and employee benefits were $13.5 million for the nine months ended June 30, 2005, as compared to $16.6 million for the nine months ended June 30, 2006, an increase of 22.3%, primarily due to an increase in the number of Associates in (i) the Company’s expanded hours call center, (ii) the four new branches opened since September 30, 2005, and (iii) residential and business banking. In the latter part of fiscal 2005, the Company began preparations to increase production in mortgage originations. As a result of these plans, the Company has increased the average number of support staff by approximately eight and residential lending officers by approximately nine when comparing the nine month averages for the periods ended June 30, 2006 and June 30, 2005. Increased lending volumes have been slow to materialize from these lending personnel and are not expected to increase until the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. The Company also added several Associates in a Banking Group that is focused on growing small to medium sized business banking relationships. As a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased $1.2 million and depreciation increased by $564,000, when comparing the two periods. Marketing expenses were $1.5 million for the nine months ended June 30, 2005 and 2006. ATM and debit card expenses increased $330,000 from $744,000 for the nine months ended June 30, 2005 to $1.1 million for the nine months ended June 30, 2006 primarily as a result of an increased number of personal checking accounts. Other expenses were $3.1 million for the nine months ended June 30, 2005 compared to $3.6 million for the nine months ended June 30, 2006.

INCOME TAXES

Income taxes were $6.5 million for the nine months ended June 30, 2005 compared to $7.5 million for the nine months ended June 30, 2006. The effective income tax rate as a percentage of pretax income was 34.3% and 34.8% for the nine months ended June 30, 2005 and 2006, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes. The Company’s effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service. The Company is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of the future taxable income, in order to ultimately realize deferred income tax assets.

REGULATORY CAPITAL MATTERS

To be categorized as “Well Capitalized” under the prompt corrective action regulations adopted by the Federal Banking Agencies, the Bank must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order.

	Actual		For Capital Adequacy Purposes			Categorized as “Well Capitalized” under Prompt Corrective Action Provision

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of June 30, 2006
Total Capital:	$135,120	14.32%		$75,512	8.00%		$94,389	10.00%
(To Risk Weighted Assets)
Tier 1 Capital:	$124,361	13.18%	$	N/A	N/A		$56,634	6.00%
(To Risk Weighted Assets)
Tier 1 Capital:	$124,361	7.61%		$48,770	3.00%		$81,283	5.00%
(To Total Assets)
Tangible Capital:	$124,361	7.61%		$24,385	1.50%	$	N/A	N/A
(To Total Assets)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 (FAS 154),” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, FAS 154 requires the new accounting principle to be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. FAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 (October 1, 2006 for the Company). The Company does not expect the adoption of FAS 154 to have a material effect on the results of operations or statement of condition.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (October 1, 2006 for the Company). The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or statement of condition.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financials Assets” an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt FAS 156 for the fiscal year beginning October 1, 2006 and currently has not determined if it will adopt FAS 156 using the fair value election.

In July 2006, The Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (October 1, 2007 for the Company). The Company is currently evaluating the impact of this standard on its results of operations and statement of condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

EFFECT ON INFLATION AND CHANGING PRICES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of change in the relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of inflation. Interest rates do not necessarily change in the same magnitude as the price of goods and services.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s Asset Liability Management Committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the Board of Directors and Senior Leadership of the Company and meets quarterly. The Bank’s exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company’s change in net portfolio value in the event of hypothetical changes in interest rates. The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank’s net portfolio value with Board approved limits.

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to three hundred basis point increase or decrease in market interest rates. The following table presents the Bank’s change in NPV as computed by the OTS for various rate shock levels as of June 30, 2006 (Dollars in thousands).

Change in interest rates	Board Limit Minimum NPV Ratio	Board Limit Maximum Decline in NPV	Market Value Of Assets 6/30/06	Market Value Portfolio Equity 6/30/06	NPV Ratio

300 basis point rise	5.00%	400 BPS	$1,626,177	$163,307	10.04%
200 basis point rise	6.00%	300 BPS	$1,647,693	$175,849	10.67%
100 basis point rise	6.00%	250 BPS	$1,669,345	$188,152	11.27%
No change	6.00%		$1,688,941	$197,978	11.72%
100 basis point decline	6.00%	250 BPS	$1,705,282	$203,981	11.96%
200 basis point decline	6.00%	300 BPS	$1,716,400	$203,938	11.88%
300 basis point decline	6.00%	350 BPS	N/A	N/A	N/A
29

The preceding table indicates that at June 30, 2006, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s Net Portfolio Value (NPV) would be expected to decrease and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase minimally. A value for the 300 basis point decline is not indicated due to the level of interest rates at June 30, 2006. At June 30, 2006, the Bank’s estimated changes in NPV were within the limits established by the Board of Directors.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no material changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings

        The Company is a plaintiff in one lawsuit related to activities in the Bank, arising out of the normal course of business. The subsidiaries are also defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the Company and its subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company’s financial condition or results of operations.

Item 1.A. Risk Factors

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

•
We are geographically concentrated along the coastlines of South Carolina and North Carolina. Changes in local economic conditions and catastrophic weather could have a significantly adverse impact on our profitability.

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

•	If our loan customers do not pay us as they have contracted to, we may experience losses.

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

•	Fluctuations in interest rates could reduce our profitability.

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

As interest rates change, we expect we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.

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

•	The banking industry is highly competitive.

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

•	We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge and experience in the South Carolina banking industry. The process of recruiting personnel with a combination of skills and attributes required to carryout our strategies is often lengthy. Our success depends, to a significant degree, upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel. We are dependent upon a number of key executives who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	Provisions in our articles of incorporation and Delaware law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price of our stock.

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

•	We are subject to governmental regulations which could change and increase our cost of doing business or have an adverse effect on our business.

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

•	Changes in accounting standards could impact reported earnings.

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

•	We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

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

•	The preparation of financial statements requires the use of estimates that may vary from actual results.

Preparation of consolidated financial statements in conformity with accounting principles accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of this estimate, we cannot provide absolute assurance that we will not significantly increase allowances for losses that are significantly higher than the provided allowance.

•
We rely on communications, information, operating and financial control systems, and technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business. Further, we may not be able to substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems, and technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
If the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

External events, including terrorist or military actions, or an outbreak of disease, such as Asian Influenza, or “bird flu” and resulting political and social turmoil could cause unforeseen damage to our physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or our customers, or vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

•	From time to time, we are subject to claims and litigation from customers and other individuals.

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

•	Even though our common stock is currently traded on the Nasdaq Stock Market, it has less liquidity than the average stock quoted on national stock exchanges.

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

•	Decline in home values in the Company’s markets could adversely impact results from operations.

Like all banks, the Company is subject to the effects of any economic downturn, and in particular, a significant decline in home values in the Company’s markets could have a negative effect on the results of operations A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.

•	The Company is subject to federal and state income tax regulations.

Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact the Company’s results of operations. If the Company’s REIT affiliate fails to qualify as a REIT, or should states enact legislation taxing these or related entities, the Company will be subject to a higher consolidated effective tax rate. The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws. If these companies fail to meet any of the required provisions of the federal and state tax laws, tax expense could increase. Use of these companies is and has been subject of federal and state audits. See “Management’s Discussion and Analysis of Operations-Income Taxes” for additional information.

•	The Company is subject to the USA Patriot and Bank Secrecy Acts.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the past year, several banking institutions have received large fines for non-compliance with these laws and regulations. The Company has developed policies and procedures designed to ensure compliance.

•	Our common stock is not insured, so you could lose your total investment.

Our common stock is not a deposit or savings account, and will not be insured by the Federal Deposit Insurance Corporation any other government agency. Should our business decline or fail, you could lose your total investment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        Not Applicable.

Item 3.  Defaults Upon Senior Securities

        Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5.  Other Information

        Not Applicable.

Item 6.  Exhibits

                   Exhibits

3	(a)	Certificate of Incorporation of Coastal Financial Corporation (1)

	(b)	Certificate of Amendment to Certification of Incorporation of Coastal Financial Corporation (4)

	(c)	Certificate of Amendment dated February 1, 2006 to the Certificate of Incorporation of Coastal Financial Corporation (7)

	(d)	Bylaws of Coastal Financial Corporation (1)

10	(a)	Employment Agreement with Michael C. Gerald (6)

	(b)	Employment Agreement with Jerry L. Rexroad (6)

	(c)	Employment Agreement with Philip G. Stalvey (6)

	(d)	Employment Agreement with Jimmy R. Graham (6)

	(e)	Employment Agreement with Steven J. Sherry (6)

	(f)	1990 Stock Option Plan (2)

	(g)	Directors Performance Plan (3)

	(h)	Coastal Financial Corporation 2000 Stock Option Plan (5)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

	(b)	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32	(a)	Section 1350 Certification (Chief Executive Officer)

	(b)	Section 1350 Certification (Chief Financial Officer)
___________________________________________

(1)	Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

(2)	Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.
34

(3)	Incorporated by reference to the definitive proxy statement for the 1996 Annual Meeting of Stockholders.

(4)	Incorporated by reference to December 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.

(5)	Incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Stockholders filed December 22, 1999.

(6)	Incorporated by reference to 2003 Form 10-K filed with Securities and Exchange Commission on December 22, 2003.

(7)	Incorporated by reference to March 31, 2006 Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.
35

SIGNATURES Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

August 9, 2006	/s/ Michael C. Gerald

Michael C. Gerald
President and Chief Executive Officer

August 9, 2006	/s/ Jerry L. Rexroad
Date
Jerry L. Rexroad
Executive Vice President and
Chief Financial Officer
36