Form 10-K
period 2006-09-30
COASTAL FINANCIAL CORP /DE
filed 2006-12-14
CIK 935930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

+-+
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
+-+ SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

OR

+-+
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
+-+ SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19684

COASTAL FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	57-0925911

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D.)

2619 Oak Street, Myrtle Beach, South Carolina	29577-3129

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 205-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock as quoted on the NASDAQ System under the symbol “CFCP” as of the last business day of the registrant’s most recently completed second fiscal quarter, was $269,483,902 (21,541,479 shares at $12.51 per share.) It is assumed for purposes of this calculation that none of the registrant’s officers, directors and 5% stockholders are affiliates.

As of December 11, 2006, there were issued and outstanding 21,703,125 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2006 (Parts I and II)

2.	Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

PART I

Item 1. Business

General

          Coastal Financial Corporation (“Coastal Financial” or the “Company”) was incorporated in the State of Delaware in June 1990, for the purpose of becoming a savings and loan holding company for Coastal Federal Bank, formerly named Coastal Federal Savings Bank (“Coastal Federal” or the “Bank”). On January 28, 1991, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on November 6, 1991, on which date the Bank became the wholly owned subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. Prior to completion of the reorganization, the Company had no material assets or liabilities and engaged in no business activities. The financial results contained herein relate primarily to the Company’s principal subsidiary, Coastal Federal.

          Coastal Federal conducts its business from its main office in Myrtle Beach, South Carolina, sixteen branch offices located in South Carolina, and seven branch offices located in North Carolina. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). The corporate offices of the Company and the Bank are located at 2619 Oak Street, Myrtle Beach, South Carolina, and the telephone number at that location is (843) 205-2000.

          Coastal Federal’s twenty four offices are located in Horry and Georgetown Counties of South Carolina, and Brunswick and New Hanover Counties of North Carolina. The economy of these four counties depends primarily on tourism. To the extent area businesses rely heavily on tourism for business, decreased tourism would have a significant adverse effect on Coastal Federal’s primary deposit base and lending area. Moreover, Coastal Federal would likely experience a higher degree of loan delinquencies should the local economy be materially and adversely affected.

          Coastal Federal’s principal business currently consists of attracting deposits from the general public and using these funds to originate consumer loans, commercial business loans, commercial real estate loans, residential mortgage loans, and land and land development loans.

          The Company maintains an Internet website at http://www.coastalfederal.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to the Company, free of charge, on this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Rate/Volume Analysis

The following table sets forth certain information regarding changes to interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributed to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate), (iii) changes in rate-volume (change in rate multiplied by change in volume), and (iv) the net change (the sum of the prior columns). Non-accrual loans are included in the average volume calculations only.

	Years Ended September 30,
	2004 Compared to 2003 Increase (Decrease) Due to				2005 Compared to 2004 Increase (Decrease) Due to				2006 Compared to 2005 Increase (Decrease) Due to

	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net

	(Dollars in thousands)
Interest-earning assets:

Loans	$(3,082)	$8,515	$(626)	$4,807	$2,506	$7,170	$385	$10,061	$8,575	$9,150	$1,381	$19,106
Mortgage-backed securities/investments	(383)	2,216	(49)	1,784	478	2,160	54	2,692	638	1,312	39	1,989

Total net change in income on interest-earning assets	(3,465)	10,731	(675)	6,591	2,984	9,330	439	12,753	9,213	10,462	1,420	21,095

Interest-bearing liabilities:

Deposits	(2,233)	373	(115)	(1,975)	855	584	93	1,532	5,617	1,290	632	7,539
Brokered CD’s	—	—	—	—	—	—	2,523	2,523	950	3,032	1,143	5,125
FHLB advances	(971)	2,942	(315)	1,656	59	1,550	8	1,617	1,280	1,071	111	2,462
Repurchase agreements	(344)	925	(185)	396	1,322	(626)	(392)	304	1,371	(928)	(526)	(83)
Other borrowings	(46)	630	(135)	449	230	—	—	230	300	—	—	300

Total net change in expense on interest-bearing liabilities	(3,594)	4,870	(750)	526	2,466	1,508	2,232	6,206	9,518	4,465	1,360	15,343

Net change in net interest income	$129	$5,861	$75	$6,065	$518	$7,822	$(1,793)	$6,547	$(305)	$5,997	$60	$5,752

Average Balance Sheet

          The following table sets forth certain information relating to the Company’s average balance sheet and reflects the yield on average assets and cost of average liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Non-accrual loans are included in average balance calculations only.

	Years Ended September 30,

	2004			2005			2006

	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)

	(Dollars in thousands)
Assets:
Loans	$757,633	$46,765	6.17%	$873,797	$56,826	6.50%	$1,014,501	$75,932	7.48%
Mortgage-backed securities/investments(1)(3)	403,610	19,040	4.72	449,402	21,732	4.84	476,536	23,721	4.98

Total interest-earning assets	$1,161,243	$65,805	5.67%	$1,323,199	$78,558	5.94%	$1,491,037	$99,653	6.68%

Liabilities:
Transaction accounts (4)	418,405	3,331.80		505,340	4,457.88		551,152	7,058	1.28
Statement savings accounts	50,509	405.80		64,973	663	1.02	75,224	1,454	1.93
Certificate accounts	250,211	6,288	2.51	241,310	6,436	2.67	265,080	10,583	3.99
Brokered certificate accounts	—	—	—	79,369	2,523	3.18	174,761	7,648	4.38
FHLB advances	281,437	10,724	3.81	322,108	12,341	3.83	350,064	14,803	4.23
Securities sold under repurchase agreements	143,842	2,114	1.47	101,221	2,418	2.39	62,386	2,335	3.74
Other borrowings	15,000	662	4.41	15,000	892	5.95	15,000	1,192	7.95

Total interest-bearing liabilities	$1,159,404	$23,524	2.03%	$1,329,321	$29,730	2.24%	$1,493,667	$45,073	3.01%

Net interest income/ interest rate spread		$42,281	3.64%		$48,828	3.70%		$54,580	3.67%
Net yield on interest earning assets			3.64%			3.69%			3.66%
Ratio of interest earning assets to interest-bearing liabilities			1.00			1.00			1.00

(1)	Includes short-term interest-bearing deposits, Federal funds sold, and investments held to maturity.

(2)

Yield for average investments classified as available for sale is computed using historical cost balances and does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(3)	Investment securities include taxable and tax-exempt securities. Net interest income has not been adjusted to produce a tax-equivalent yield.

(4)	Average noninterest-bearing deposits included in average transaction accounts above for 2004, 2005 and 2006 are $101,298, $163,278 and $211,713, respectively.

Lending Activities

          General. The principal lending activities of Coastal Federal are the origination of consumer loans, commercial business loans, commercial real estate loans, residential mortgage loans, and land and land development loans. The Bank originates construction and permanent loans on single family and multi-unit dwellings, as well as on commercial structures. The Bank emphasizes the origination of adjustable rate residential and commercial real estate mortgages.

          The Bank’s net loan portfolio, including loans held for sale, totaled approximately $1.1 billion at September 30, 2006, representing approximately 65.7% of its total assets. On that date, approximately 34.6% of Coastal Federal’s gross loan portfolio was secured by mortgages on one-to-four family residential properties.

          In an effort to ensure that the yields on its loan portfolio and investments are interest-rate sensitive, the Bank has implemented a number of measures, including: (i) emphasis on the origination of adjustable rate mortgages on residential and commercial properties; (ii) origination of construction loans secured by residential properties, generally with terms for a one-year period or less; and (iii) origination of commercial and consumer loans having either adjustable rates or relatively short maturities. At September 30, 2006, adjustable rate loans constituted approximately $917.3 million (or 84.2%) of the Bank’s net loan portfolio. Therefore, at such date, fixed rate loans comprised only 15.8% of the total loan portfolio. These lending practices are intended to shorten the term of the Bank’s assets and make the loan portfolio more responsive to interest rate volatility.

          The Company has identified one concentration of credit risk that it is monitoring. This involves loans for the acquisition of land and loans for the development of land, which totaled $162.5 million as September 30, 2006, and which is included in Mortgage Loans – Land, land development and other, primarily commercial real estate in the Loan Portfolio Analysis on the following page. See Note 1(h) of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for a complete discussion of this monitored credit risk.

Loan Portfolio Analysis

The following table set forth the composition of the Company’s loan portfolio by type of loan as of the dates indicated.

	At September 30,

	2002		2003		2004		2005		2006

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Mortgage loans:

Construction	$45,544	7.99%	$81,227	11.16%	$93,292	11.23%	$142,959	14.56%	$203,755	17.96%

Single family to 4 family units	261,296	45.88	308,293	42.37	337,533	40.62	371,014	37.79	392,425	34.59

Land, land development and other, primarily commercial real estate	202,117	35.49	263,688	36.24	312,460	37.60	369,714	37.66	437,968	38.60

Commercial business loans	18,377	3.23	24,475	3.36	32,101	3.86	38,691	3.94	38,656	3.41

Consumer loans:

Mobile home	3,446	0.61	4,607	0.63	4,618	0.56	4,308	0.44	5,194	0.46

Automobiles	7,117	1.25	8,516	1.17	8,177	0.98	8,221	0.84	7,039	0.62

Equity lines of credit	24,273	4.26	26,639	3.66	30,906	3.72	34,019	3.47	40,331	3.55

Other	7,378	1.29	10,234	1.41	11,905	1.43	12,777	1.30	9,178	0.81

Total loans and loans held for sale, gross	$569,548	100.00%	$727,679	100.00%	$830,992	100.00%	$981,703	100.00%	$1,134,546	100.00%

Add (Subtract):

Loans in process	(6,365)		(16,570)		(21,613)		(28,345)		(31,982)

Deferred loan costs, net	245		556		674		771		246

Allowance for loan losses	(7,883)		(9,832)		(11,077)		(11,748)		(12,726)

Total loans and loans held for sale, net	$555,545		$701,833		$798,976		$942,381		$1,090,084

          Commercial Business Loans. The Bank is permitted under OTS regulations to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 20% of such institution’s assets, provided that amounts in excess of 10% of assets may be used only for small business loans.

          Coastal Federal has been making commercial business loans since 1983 on both a secured and unsecured basis. The majority of these loans have interest rates that adjust with changes in the prime rate as published in The Wall Street Journal. The Bank’s non-real estate commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans and lines of credit. The Bank customarily requires a personal guaranty of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors. At September 30, 2006, the Bank had $38.7 million outstanding in commercial business loans, which represented approximately 3.4% of its gross loan portfolio and 2.3% of total assets.

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

          Commercial Real Estate Loans. The Bank may invest, by OTS regulation, in non-residential real estate loans up to 400% of its capital as computed under GAAP plus general loan loss reserves. At September 30, 2006 this limited Coastal Federal’s aggregate non-residential real estate loans to approximately $519.2 million. At such date, the Bank had non-residential real estate loans outstanding of $438.0 million compared to $369.7 million at September 30, 2005. During fiscal 2003 through 2006, the Bank has opened nine offices. The Bank hired commercial lending officers to reside in many of these offices and intends to have commercial lending officers or business banking officers in the majority of its banking offices. As a result of this focus, the Bank has significantly increased the number of its commercial lending officers over the last three years. The Bank expects to continue to focus significant origination efforts in commercial real estate and commercial lending. It is expected that the Bank’s commercial real estate loans will continue to comprise the most significant portion of the Bank’s loan growth in future years.

          The commercial real estate loans originated by the Bank are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings. The interest rate of the commercial real estate loans presently offered by the Bank generally adjusts every one, three or five years and is indexed to U.S. Treasury securities or adjusts daily indexed to the prime interest rate. Such loans generally have a fifteen to twenty year term, with the payments based on a similar amortization schedule. In some cases, the Bank may require the loan to include a call option at the Bank’s option in three to ten years. The Bank generally requires that such loans have a minimum debt service coverage of 120% of projected net operating income together with other generally accepted underwriting criteria.

          Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, Coastal Federal generally limits itself to a real estate market or to borrowers with which it has experience. The Bank generally concentrates on originating commercial real estate loans secured by properties located within its market areas of Horry and Georgetown Counties, South Carolina and Brunswick and New Hanover Counties, North Carolina.

          Consumer Loans. The Bank is permitted by OTS regulations to invest up to 35% of its total assets in consumer loans. The Bank currently offers a wide variety of consumer loans on a secured and unsecured basis including home improvement loans, loans secured by savings accounts and automobile, truck and boat loans. The Bank also offers a revolving line of credit secured by owner-occupied real estate. Total consumer loans, including equity lines of credit generally secured by one-to-four family residences, amounted to $61.7 million, or 5.4% of the gross loan portfolio, and 3.7% of total assets, at September 30, 2006.

          Coastal Federal offers consumer loans in order to provide a wider range of financial services to its customers. These loans also have a shorter term and normally higher interest rates than residential real estate loans.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that may depreciate rapidly, such as automobiles, boats and other moving vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, a change in family status such as divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount recoverable on such loans. Such loans may also give rise to claims and defenses by the borrower against Coastal Federal as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

          Residential Mortgage Loans. The Bank originates loans to enable borrowers to purchase existing homes or residential lots, refinance existing mortgage loans or construct new homes. Residential mortgage loans originated by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential mortgage loans typically ranges from 10 to 30 years. The Bank’s experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to any prepayment penalty provisions included in the note. The Bank generally requires mortgagee title insurance on all single-family first mortgage and residential mortgage loans.

          The Bank offers adjustable rate residential mortgage loans (“ARMs”), the interest rates of which generally adjust based upon treasury securities indices. Although Coastal Federal’s ARMs are beneficial in helping the Bank improve the interest rate sensitivity of its assets, such loans may pose potential additional risks to Coastal Federal. A precipitous increase in interest rates could be expected to result in an increase in delinquencies or defaults on such loans, whereas a significant decrease in rates could cause repayments to increase significantly.

          Coastal Federal also offers residential mortgage loans with fixed rates of interest. These loans generally can be sold in the secondary market or are portfolio loans where the Bank offers such loans at rates above conforming loan rates. In addition, Coastal Federal securitized loans into FHLMC mortgage-backed securities of $52.6 million and $27.5 million in 2005 and 2006, respectively. The securitized mortgage-backed securities were generally sold in the secondary market within a few days of securitization.

          At September 30, 2006, approximately $392.4 million or 34.6% of the Bank’s gross loan portfolio, and 23.6% of total assets, consisted of one-to-four family residential loans.

          Construction Loans. The Bank originates residential construction loans that generally have a term of six to twelve months for individuals or one year for builders. The individual’s loans are generally tied to a commitment by the Bank to provide permanent financing upon completion of construction. The interest rate charged on construction loans is generally indexed to the prime rate as published in The Wall Street Journal or the current permanent loan rate and varies depending on the terms of the loan and the loan amount. The Bank customarily requires personal guaranties of payment from the principals of the borrowing entities.

          The interest rate on commercial real estate construction loans presently offered by the Bank is generally indexed to the prime rate as published in The Wall Street Journal. Residential and commercial real estate construction financing generally expose the Bank to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected, rather than historical, income and rental results. The Bank’s risk of loss on such loans generally depends largely upon the accuracy of the initial appraisal of the property’s value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inaccurate and the borrower is unable to provide additional funds pursuant to his guaranty, the lender either may be required to advance funds beyond the amount originally committed to permit completion of the development and/or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment. Coastal Federal generally provides a permanent financing commitment on residential and commercial properties at the time the Bank provides the construction financing.

          The Bank’s underwriting criteria are designed to evaluate and to minimize the risks of each residential and commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower’s cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sale and leasing information based upon evaluation of similar projects and the borrower’s cash flow projections upon completion. The Bank generally requires personal guaranties of payment by the principals of any borrowing entity.

          At September 30, 2006, approximately $203.8 million (including $32.0 million of loans in process) or 18.0% of the Bank’s gross loan portfolio consisted of construction loans on both residential ($197.4 million) and commercial properties ($6.4 million).

Loan Maturity

          The following table sets forth certain information at September 30, 2006 regarding the dollar amount of loans maturing in the Company’s loan portfolio based on their contractual terms to maturity including scheduled payments and potential prepayments. Specific prepayment speeds applied to loans are a function of their underlying coupons, lifetime rate caps and maturities. Demand loans (without a stated maturity), loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	More than One Year Through Five Years	More than Five Years	Totals

	(In thousands)

First mortgage loans	$248,496	$193,338	$122,364	$564,198
Land, land development and other, primarily commercial real estate	181,722	196,833	59,413	437,968

Equity lines of credit	9,685	25,398	5,248	40,331
Consumer loans	7,443	13,019	949	21,411
Commercial loans	20,085	18,571	—	38,656

Total loans, net of LIP	$467,431	$447,159	$187,974	1,102,564

Add (subtract):
Deferred loan costs, net				246
Allowance for loan losses				(12,726)

Total loans, net				$1,090,084

          The following table sets forth the dollar amount of all loans expected to be repaid one year or later after September 30, 2006, which have fixed interest rates and those which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Totals

	(In thousands)

First mortgage loans	$65,339	$250,363	$315,702
Land, land development and other, primarily commercial real estate	35,436	220,810	256,246
Equity lines of credit	—	30,646	30,646
Consumer loans	10,525	3,443	13,968
Commercial loans	8,755	9,816	18,571

Total loans	$120,055	$515,078	$635,133

          Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from the communities it serves. Detailed loan applications are obtained to determine the borrower’s ability to repay, and more significant items on these applications are verified. After analysis of the loan application and property or collateral involved, including an independent appraisal of property, the Bank’s underwriter or Credit Administration Group reviews the loan, and the Bank makes a lending decision. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations and general economic and industry conditions. Loans are approved based on size, requiring higher levels of authorization for larger dollar loan amounts. A member of the Bank’s Internal Loan Committee must approve all residential mortgage loan applications in excess of 80% of the lesser of appraised value or purchase price of the property, unless the borrowers have private mortgage insurance.

          The Bank’s general policy is to obtain customary title and flood insurance on real estate loans. Borrowers must also obtain paid hazard insurance policies prior to closing. Borrowers on residential mortgage loans, which exceed 80% of the value of the security property, are also generally required to escrow funds on a monthly basis for real estate taxes, hazard insurance premiums, and private mortgage insurance premiums.

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

          Residential Loan Commitments. The Bank, upon the submission of a residential loan application, generally provides a written commitment as to the interest rate applicable to such loan. If the loan has not been closed within the rate lock period, the rate may be adjusted to reflect current market conditions at the Bank’s option. Loans that require closing time in excess of the rate lock period from the date of application are issued a written commitment, with a term ranging from three to six months. The Bank charges either a higher interest rate or a fee to lock in the rate for an extended rate lock period. Refer to Note 4 of the Notes to Consolidated Financial Statements for more information.

          Delinquencies. Coastal Federal’s collection procedures provide for a series of contacts with delinquent borrowers. If the delinquency continues, more formal efforts are made to contact the delinquent borrower. If a residential mortgage loan continues in a delinquent status for 90 days or more, Coastal Federal generally initiates foreclosure proceedings. Coastal Federal generally initiates collection activities on a commercial or consumer loan if the loan continues in a delinquent status for 30 days or more. In certain limited instances, however, Coastal Federal may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize its financial affairs.

Problem Assets and Asset Classification. Loans are reviewed on a regular basis and a reserve for uncollectible interest is established on loans where collection of interest is questionable, generally when such loans become 90 days delinquent. Loan balances that relate to interest amounts reserved are considered to be on a nonaccrual basis.

          The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,

	2002	2003	2004	2005	2006

	(Dollars in thousands)

Loans accounted for on a non-accrual basis:
Real estate -
Residential	$785	$3,538	$3,852	$998	$1,707
Commercial	18	2,816	1,106	1,048	767
Commercial business	2,423	793	783	488	468
Consumer	288	302	115	107	48

Total	3,514	7,449	5,856	2,641	2,990

Accruing loans which are contractually past due 90 days or more:
Real estate -
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Total	—	—	—	—	—

Restructured loans	970	369	731	771	2,071
Real estate owned, net	1,046	1,627	785	818	571
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$5,530	$9,445	$7,372	$4,230	$5,632

Total non-accrual loans to net loans	0.63%	1.06%	0.73%	0.28%	0.27%
Total non-accrual loans to total assets	0.37%	0.63%	0.45%	0.17%	0.18%
Total nonperforming assets to total assets	0.58%	0.80%	0.56%	0.27%	0.34%

Total nonperforming assets, excluding restructured loans which are generally performing under the restructured terms, to total assets	0.48%	0.77%	0.51%	0.22%	0.21%

          Please refer to Note 4 of the Notes to Consolidated Financial Statements for additional information on impaired loans and reserved accrued interest.

          The allowance for uncollectible interest, which is netted against accrued interest receivable, totaled $427,000 and $194,000 at September 30, 2005 and 2006, respectively.

          OTS regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. Assets categorized as special mention have potential credit weakness and require close management attention, but are not yet classified further. Assets classified as substandard or doubtful have well defined weaknesses and the institution may sustain some loss if the weaknesses are not corrected. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

          Coastal Federal had five individually classified assets in excess of $1.6 million as of September 30, 2006 totaling $29.3 million. At that date, classified assets amounted to $47.7 million ($8.9 million substandard; $207,000 doubtful; and $38.6 million special mention). Substandard assets consist primarily of sixteen loans with aggregate balances of approximately $7.5 million at September 30, 2006. The largest amount to any one borrower was $2.3 million. Special mention assets consist primarily of thirty one loans with aggregate balances of approximately $37.6 million at September 30, 2006.

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

          The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type and risk grade for consumer loans (installment and revolving), mortgage loans, and commercial loans. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels.

          Certain nonperforming loans are individually assessed for impairment under SFAS 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

          The general allocation also includes a component for probable losses inherent in the portfolio, based on management’s analysis, that are not fully captured elsewhere in the allowance. This component serves to address the inherent estimation and imprecision risk in the methodology as well as address management’s evaluation of various factors or conditions not otherwise directly measured in the evaluation of the general and specific allocations. Such factors or conditions may include evaluation of current general economic and business conditions; geographic, collateral, or other concentrations; system, procedural, policy, or underwriting changes; experience of lending staff; entry into new markets or new product offerings; and results from internal and external portfolio examinations.

          The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio.

          Assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s methodology and judgments are based on the information currently available and includes numerous assumptions about current events, which are believed to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. Management believes that the current level of the allowance for loan losses is presently adequate considering the composition of the loan portfolio, the portfolio’s loss experience, delinquency trends, current regional and local economic conditions and other factors.

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

          See Note 4 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis – Non-performing Assets” in the 2006 Annual Report to Stockholders attached hereto and incorporated by reference.

Loan Loss Allowance Analysis

          The following table sets forth analysis of the Company’s allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of the loss realized has been charged or credited to the loan loss allowance as a charge-off or recovery.

	Years Ended September 30,

	2002	2003	2004	2005	2006

	(Dollars in thousands)

Allowance at beginning of period	$7,159	$7,883	$9,832	$11,077	$11,748
Provision for loan losses	1,235	2,655	1,750	1,697	1,385

Recoveries:
Residential loans	4	—	—	—	—
Commercial loans	—	92	200	108	191
Construction loans	—	—	—	—	—
Consumer loans	62	44	49	116	116

Total recoveries	66	136	249	224	307

Charge-offs:
Residential loans	—	46	—	27	—
Commercial loans	90	388	268	781	413
Construction loans	—	—	—	—	—
Consumer loans	487	408	486	442	301

Total charge-offs	577	842	754	1,250	714

Net charge-offs	511	706	505	1,026	407

Allowance at end of period	$7,883	$9,832	$11,077	$11,748	$12,726

Ratio of allowance to net loans outstanding at the end of the period	1.42%	1.40%	1.39%	1.25%	1.17%

Ratio of net charge-offs to average loans outstanding during the period	0.10%	0.11%	0.07%	0.12%	0.04%

Loan Loss Allowance by Category

          The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	September 30,

	2002			2003			2004

	Amount	As a % of out- standing loans in category	Loan Type As a % of out- standing loans	Amount	As a % of out- standing loans in category	Loan Type As a % of out- standing loans	Amount	As a % of out- standing loans in category	Loan Type As a % of out- standing loans

	(Dollars in thousands)

Residential	$2,272	0.72%	57.08%	$1,992	0.61%	55.61%	$1,007	0.23%	53.78%
Commercial	5,273	2.39	39.69	7,229	2.51	41.06	9,222	2.68	43.13
Consumer	338	1.88	3.23	611	2.62	3.33	848	3.43	3.09

Total allowance for loan losses	$7,883	1.42%	100.00%	$9,832	1.40%	100.00%	$11,077	1.39%	100.00%

	September 30,

	2005			2006

	Amount	As a % of out- standing loans in category	Loan Type As a % of out- standing loans	Amount	As a % of out- standing loans in category	Loan Type As a % of out- standing loans

	(Dollars in thousands)

Residential	$980	0.19%	53.91%	$1,985	0.34%	54.31%
Commercial	9,794	2.39	43.40	10,130	2.13	43.72
Consumer	974	3.85	2.69	611	2.85	1.96

Total allowance for loan losses	$11,748	1.25%	100.00%	$12,726	1.17%	100.00%

Investment Activities

          Under OTS regulations, the Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, such regulated institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that OTS-chartered institutions are otherwise authorized to make directly. These institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See “Regulation and Supervision – Federal Home Loan Bank System.” The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

          Coastal Federal is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See “Regulation and Supervision” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the 2006 Annual Report to Stockholders.

          Investment decisions are made in accordance with the Bank’s approved Investment Policy by the Investment Officer who reports quarterly to the Asset/Liability Management Committee (“ALCO Committee”). The ALCO Committee meets quarterly and consists of Directors Benton, Bishop, Calliham, Clemmons, Creel, Dusenbury, Gerald and Thompson, and Executive Vice Presidents Douglas, Graham, Rexroad, Sherry and Stalvey and Senior Vice Presidents Benjamin and Gehman and Vice President Loehr. The ALCO Committee acts within policies established by the Board of Directors. At September 30, 2006 the Bank’s investment portfolio had a market value of approximately $444.3 million. The investment securities portfolio consisted primarily of mortgage-backed securities. For further information concerning the Bank’s securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements attached hereto and incorporated by reference.

          Service Corporation Activities

     The Company has four wholly owned subsidiaries, Coastal Federal Bank, Coastal Financial Capital Trust I (see Note 11 of the Notes to Consolidated Financial Statements), Coastal Planners Holding Corporation, and Coastal Investor Services, Inc. (inactive).

          Coastal Federal Bank has two wholly-owned subsidiaries: Coastal Mortgage Bankers and Realty Co., Inc. (“Coastal Mortgage Bankers”), which was incorporated in 1970 under the laws of South Carolina, and Coastal Federal Holding Corporation (“CHFC”), which was incorporated in 1998 under the laws of Delaware. As of September 30, 2006, Coastal Mortgage Bankers has one first tier subsidiary, Sherwood Development Corporation, which is inactive. Coastal Mortgage Bankers is not active in any real estate operations.

          On February 20, 1998, Coastal Real Estate Investment Corporation (“CREIC”) was incorporated in North Carolina. CREIC is a wholly owned operating subsidiary of CFHC and is a real estate investment trust (“REIT”). CREIC engages in the investment in, and management of, real estate related assets, primarily mortgage loans. CFHC engages in the management of its investment in CREIC and the management of the related dividends received on that investment. On September 1, 1998, CREIC was capitalized with approximately $131.8 million of mortgage loans from Coastal Federal. On December 10, 1998, CREIC became a wholly owned subsidiary of CFHC through an exchange of stock transaction. In January 2003, 2004 and 2005, CREIC received capital contributions from CFHC of $50.0 million each year to purchase loans.

          Coastal Federal Capital Trust I was formed as a statutory trust under the laws of the state of Delaware, for the purpose of issuing capital securities to institutional investors in a trust preferred issue. During fiscal 2004, the Company deconsolidated the Trust for financial reporting purposes as a result of Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities”. Refer to Note 11 of the Notes to Consolidated Financial Statements for further information.

          Coastal Planners Holding Corporation has one subsidiary, Coastal Retirement, Estate and Tax Planners, Inc., which was formed during the fourth fiscal quarter of 2003 and offers objective, fee-based financial planning and tax preparation services.

Deposit Activities and Other Sources of Funds

          General. Deposits and loan repayments are the major source of Coastal Federal’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources. They may also be used for general business purposes.

          Deposit Accounts. Deposits are attracted from within Coastal Federal’s primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement accounts. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Coastal Federal considers the rates offered by its competition, profitability to Coastal Federal, matching deposit and loan products and its customer preferences and concerns. Coastal Federal generally reviews its deposit mix and pricing at least monthly.

Time Deposits with balances of $100,000 or More

          The following table sets forth the amount and maturities of time deposits with balances of $100,000 or more at September 30, 2006.

Amount Due

Up to 3 Months	Over 3 through 6 months	Over 6 through 12 months	Over 12 Months	Total

(In thousands)

$87,821	$102,574	$55,658	$21,466	$267,519

Deposit Flow

          The following table sets forth the balances of deposits in the various types of deposit accounts offered by the Bank at the dates indicated.

	At September 30,

	2004			2005			2006

	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)

	(Dollars in thousands)

NOW checking	$110,802	14.71%	$12,631	$139,810	13.05%	$29,008	$126,373	11.89%	$(13,437)
Noninterest-bearing checking	122,357	16.24	36,099	219,080	20.45	96,723	231,081	21.73	12,001

	233,159	30.95	48,730	358,890	33.50	125,731	357,454	33.62	(1,436)

Money market checking accounts	224,437	29.79	18,427	213,078	19.89	(11,359)	198,500	18.67	(14,578)
Statement savings accounts	55,205	7.33	8,969	71,824	6.71	16,619	76,263	7.17	4,439

Fixed-rate certificates
(original maturity):
3 months	3,865.51		388	2,775	0.26	(1,090)	3,138	0.30	363
6 months	33,052	4.39	(49,297)	93,805	8.76	60,753	65,020	6.12	(28,785)
9 months	51,159	6.79	44,457	17,204	1.61	(33,955)	8,708	0.82	(8,496)
12 months	57,696	7.66	(81)	56,980	5.32	(716)	131,800	12.40	74,820
18 months	37,978	5.04	(8,066)	215,767	20.15	177,789	175,843	16.54	(39,924)
24 months	28,264	3.75	(8,049)	21,795	2.04	(6,469)	28,541	2.68	6,746
30 months	2,673.35		(250)	2,684	0.25	11	2,213	0.21	(471)
36 months	11,559	1.53	(90)	4,361	0.41	(7,198)	4,257	0.40	(104)
48 months	11,662	1.55	1,554	9,444	0.88	(2,218)	8,986	0.85	(458)
60 months	—	—	(20)	—	—	—	—	—	—

	237,908	31.57	(19,454)	424,815	39.68	186,907	428,506	40.32	3,691

Variable rate certificates:
(original maturity)
12 months	161.02		31	170	0.02	9	175	0.01	5
18 months	1,115.15		(196)	936	0.09	(179)	1,134	0.11	198
30 months	1,394.19		(140)	1,205	0.11	(189)	1,073	0.10	(132)

Total variable	2,670.36		(305)	2,311	0.22	(359)	2,382	0.22	71

Total certificates	240,578	31.93	(19,759)	427,126	39.90	186,548	430,888	40.54	3,762

Total deposits	$753,379	100.00%	$56,367	$1,070,918	100.00%	$317,539	$1,063,105	100.00%	$(7,813)

          Borrowings. Demand and time deposits are the primary source of funds for Coastal Federal’s lending and investment activities and other general business purposes. The Bank also relies upon advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta has served as one of the Bank’s primary borrowing sources. Advances from the FHLB of Atlanta are typically secured by the Bank’s first mortgage loans and certain of the Bank’s mortgage-backed securities portfolio. At September 30, 2006, Coastal Federal had advances totaling $380.6 million from the FHLB of Atlanta due on various dates through 2018 with a weighted average interest rate of 4.43%. Certain of these advances are subject to call provisions. Call provisions are more likely to be exercised by the FHLB when rates rise. At September 30, 2006, the Company had excess collateral pledged to the FHLB which would support additional FHLB advance borrowings of $69.3 million. See Note 9 of the Notes to Consolidated Financial Statements of the 2006 Annual Report to Stockholders for further information on the call provisions of various FHLB advances.

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

          The Bank also may borrow funds under reverse repurchase agreements pursuant to which it sells securities (generally secured by government securities and mortgage-backed securities) under an agreement to buy them back at a specified price at a later date. These agreements to repurchase are deemed to be borrowings collateralized by the securities sold. At September 30, 2006, the Company had excess available collateral consisting of investment securities and mortgage-backed securities to support additional borrowings of up to $129.0 million, as well as a federal funds line available of $20.0 million.

          The Company had $15.5 million of junior subordinated debentures outstanding on September 30, 2006. For more information on these debentures, please see Note 11 of the Notes to Consolidated Financial Statements in the 2006 Annual Report to Stockholders attached hereto and incorporated by reference.

The following tables set forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated:

	At September 30,

	2004	2005	2006

	(Dollars in thousands)
Outstanding balance:
Securities sold under agreements to repurchase:
Customer	$12,931	$31,937	$42,095
Broker	94,242	10,000	30,000
Short-term FHLB advances (1)	147,500	88,177	102,810

Weighted average rate(at month end)paid on:
Securities sold under agreements to repurchase:
Customer	1.42%	2.82%	3.79%
Broker	1.74	2.39	4.44
Short-term FHLB advances (1)	4.15	3.94	4.13

Maximum amount of borrowings outstanding At any month end:
Securities sold under agreements to repurchase:
Customer	$12,931	$39,317	$76,706
Broker	184,129	109,958	30,000
Short-term FHLB advances (1)	159,735	216,200	140,727

Approximate average short-term borrowings outstanding with respect to:
Securities sold under agreements to repurchase:
Customer	$9,033	$27,498	$42,754
Broker	134,809	73,723	19,632
Short-term FHLB advances (1)	103,360	146,150	107,661

Weighted average rate (year to date) paid on:
Securities sold under agreements to repurchase:
Customer	1.01%	2.43%	3.76%
Broker	1.50	2.37	3.70
Short-term FHLB advances (1)	4.15	3.94	4.13

(1)	Short-term FHLB advances include various advances which are subject to call by FHLB within one year.

Competition

          As of June 30, 2006, the most recent date for which published data is available, Coastal Federal held the largest share of deposits, a 15.7% share, in Horry County, S.C. according to the Federal Deposit Insurance

Corporation. Coastal Federal also held the third highest market share of deposits in Brunswick County, N.C. with an 8.7% share. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits and loans has historically come from other financial institutions located in its primary market area. The Bank estimates that there are 115 offices of other financial institutions in Horry County, and 37 offices in Brunswick County. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The Bank’s competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.

Personnel

          As of September 30, 2006, the Company had 508 full-time Associates and 57 part-time Associates. The Associates are not represented by a collective bargaining unit. The Bank believes its relationship with its Associates is excellent.

REGULATION AND SUPERVISION

General

          As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to OTS regulated institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

          The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of an OTS regulated institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8)

of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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

          Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud, restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

          Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company’s securities by directors and executive officers.

          The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

          Although the Company has incurred additional expense in complying with the provisions of the Sarbanes-

Oxley Act and the resulting regulations, management does not believe that such compliance had a material impact on results of operations or financial condition.

Federal Savings Institution Regulation

          Business Activities. Federal law and regulations govern the activities of federal savings banks. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

          The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

          The OTS has authority to establish higher capital requirements where it determines that the circumstances of a particular institution require it. At September 30, 2006 the Bank met each of its capital requirements. See Note 14 of the Notes to Consolidated Financial Statements for further information.

          Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          Insurance of Deposit Accounts. Deposits of Coastal Federal are insured by the Deposit Insurance Fund

(“DIF”) of the FDIC. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Coastal Federal. The Bank cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past, and Coastal Federal will have credits of approximately $450,000 to offset premiums in 2007.

          Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

          Loans to One Borrower. Federal law provides that OTS regulated institutions are generally subject to the limits on loans to one borrower applicable to national banks. Such an institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At September 30, 2006, the Bank’s limit on loans to one borrower was $21.1 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $15.6 million.

          QTL Test. The Home Owners Loan Act requires OTS regulated institutions to meet a qualified thrift lender test. Under the test, such an institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

          An institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2006, the Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

          Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a regulated institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

          Assessments. OTS regulated institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2006 totaled $289,000.

          Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-OTS regulated institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, OTS regulated institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no such institution may purchase the securities of any affiliate other than a subsidiary.

          The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

          The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to $500, 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock of $20.3 million at September 30, 2006.

          The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

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

Privacy Requirements of the GLBA

          The Gramm-Leach-Bliley Act of 1999 provides for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

          The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Management has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Other Regulations

          Interest and other charges collected or contracted for by Coastal Federal are subject to state usury laws and federal laws concerning interest rates. Coastal Federal’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

h.

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

i.

Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

TAXATION

Federal Taxation

          General. The Company and the Bank report their income via a consolidated return on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

          Tax Bad Debt Reserves. For discussion related to the Bank’s Tax Bad Debt Reserves, please refer to Note 12 of the Notes to Consolidated Financial Statements.

          Distributions. To the extent that the Bank makes “nondividend distributions” to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Bank makes a “nondividend distribution,” then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See “Regulation” for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

          Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Generally, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses).

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

          Audits. There have not been any audits of the Company’s federal or state income tax returns during the past five years.

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

The trading volume in our common stock on the Nasdaq Stock Market has been relatively low when compared with larger companies on the Nasdaq National Market or national stock exchanges. As a result, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a small number of shares. We also cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of common stock. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall stock market volatility in the future could adversely affect the price of our common stock. Further, the current market price of our stock may not be indicative of future market prices.

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

Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact the Company’s results of operations. If the Company’s REIT affiliate fails to qualify as a REIT, or should states enact legislation taxing these or related entities, the Company will be subject to a higher consolidated effective tax rate. The REIT and related companies must meet specific provisions of the Internal Revenue Code (“IRC”) and state tax laws. If these companies fail to meet any of the required provisions of the federal and state tax laws, tax expense could increase. Use of these companies is and has been the subject of federal and state audits. See “Management’s Discussion and Analysis of Operations-Income Taxes” for additional information.

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

Item 1.B. Unresolved Staff Comments

          Not applicable.

Item 2. Properties

          The principal offices of the Company are located in a 25,000 square foot Main Office at 2619 Oak Street in Myrtle Beach, SC. This facility also houses Coastal Mortgage Bankers and Realty Co, Inc, Coastal Investor Services, a division of Coastal Federal Bank, and many corporate functions. Several of the Bank’s operations groups, including loan and deposit servicing, human resources, marketing, and residential lending administration, are in separate buildings owned and leased by the Bank in Myrtle Beach. The Bank also owns a facility in Conway, SC, which houses its Item Processing and Technology functions.

          At September 30, 2006, the Bank operated seventeen branches in South Carolina and seven branches in North

Carolina. Of these, two branches have land leases, four of the branches lease land and building and eighteen are owned.

          The net book value of the Company’s investment in office, properties and equipment totaled $29.9 million at September 30, 2006. See Note 6 of the Notes to Consolidated Financial Statements. Coastal Federal uses the services of an independent data processing service to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending, loan servicing and loan originations.

Item 3. Legal Proceedings

          The Company is not a defendant in any lawsuits. The subsidiaries are defendants in lawsuits arising out of the normal course of business. Based upon current information received from counsel representing the subsidiaries in these matters, the Company believes none of the lawsuits would have a material impact on the Company’s financial status.

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The information contained under the section captioned “Market for the Corporation’s Common Stock and Related Stockholder Matters” in the Corporation’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2006 (“Annual Report”) is incorporated herein by reference.

          The Company did not repurchase any of its outstanding shares of common stock during the quarter and year ended September 30, 2006.

Item 6. Selected Financial Data

          The information contained in the section captioned “Financial Highlights” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The information contained in the section captioned “Interest Rate Risk Disclosure” in the Annual Report is incorporated herein by reference.

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

Item 9A. Controls and Procedures

          The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm are incorporated herein by reference to the section captioned “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the annual report.

Item 9B. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information called for by Item 10 with respect to directors and Section 16 matters is set forth in the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption “Elections of Directors” and “ Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, and is hereby incorporated by reference. The information called for by Item 10 with respect to the identification of the members of the Registrant’s Audit Committee and the presence of an audit committee financial expert is set forth in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Committees of the Board of Directors” and is hereby incorporated by reference.

          Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company and the Bank are elected annually by the respective Boards of Directors and hold office until their successors have been elected and qualified or until they are removed from office.

Executive Officers of the Registrant

Name, Age and Position	Business Experience

Michael C. Gerald, 57 President, Chief Executive Officer and a Director

Mr. Gerald has been associated with Coastal Federal since 1974 and serves as Director, President and Chief Executive Officer of the Corporation and Bank. Mr. Gerald also serves as Director and President of Coastal Mortgage Bankers & Realty Company, Inc., as Director and President of Coastal Real Estate Investment Corporation, and as a Director of Coastal Retirement, Estate and Tax Planners, Inc. He currently serves on the Board of Visitors of Coastal Carolina University’s Wall School of Business, as Chairman of the Board of Directors of the Waccamaw Community Foundation, on the Board of Directors of the Coastal Education Foundation, and on the Board of Trustees of the USC Business Partnership Foundation.

Jimmy R. Graham, 58, Executive Vice President and Chief Operations Officer

Mr. Graham serves as Executive Vice President and Chief Operations Officer of Coastal Federal. Mr. Graham serves as Executive Vice President of Coastal Financial Corporation. He has been associated with the bank since 1977.

Jerry L. Rexroad, CPA, 46, Executive Vice President and Chief Financial Officer

Mr. Rexroad joined the Company in April 1995 and is Executive Vice President and Chief Financial Officer of Coastal Federal and Coastal Financial Corporation. Mr. Rexroad also serves as the Chief Financial Officer and a Director for Coastal Mortgage Bankers & Realty Company, Inc., Coastal Investor Services, Inc., Coastal Planners Holding Corporation, Coastal Retirement Estate and Tax Planners, Coastal Real Estate Investment Corporation and President of Coastal Federal Holding Corporation. He is a Past Chairman of the Board of Directors for Junior Achievement of Horry County as well as Past Chairman of the Board of Directors for Junior Achievement of Greenville. Mr. Rexroad is a Director of PowerHouse Ministries, Inc. and Chairman of the Board of Deacons at Grand Strand Baptist Church. He is a certified public accountant, and is a member of the AICPA and SCACPA. Prior to joining the Company, Mr. Rexroad was a partner with KPMG LLP where he was partner in charge of the Financial Institutions practice in South Carolina.

Phillip G. Stalvey, 50, Executive Vice President and Banking Group Leader

Mr. Stalvey is Executive Vice President and Banking Group Leader for the Bank. He also serves as an Executive Vice President of the Corporation and is a director of Coastal Investor Services, Inc. He has been associated with Coastal Federal for the past 25 years. In addition, Mr. Stalvey is a member of the Florence Stake Presidency with his Church and a member of the Myrtle Beach Air Force Base Redevelopment Authority.

Steven J. Sherry, 55 Executive Vice President and Director of Marketing

Mr. Sherry joined the Company in May 1998 and is Executive Vice President and Director of Marketing for the Bank. He also serves as Executive Vice President and Chief Marketing Officer for Coastal Financial Corporation. He is active with a variety of local community groups and serves as the Chairman of the Board of Trustees of the Franklin G. Burroughs-Simeon B. Chapin Art Museum. Mr. Sherry holds numerous achievement awards for marketing and advertising.

Susan J. Cooke, 56 Senior Vice President and Corporate Secretary

Ms. Cooke is Senior Vice President and Corporate Secretary for Coastal Federal and for Coastal Financial Corporation, Corporate Secretary for Coastal Mortgage Bankers & Realty Company, Inc., and Coastal Investor Services, Inc. Ms. Cooke has been employed with Coastal Federal for nineteen years. She is a member of the American Society of Corporate Secretaries, Inc. and the National Association for Female Executives.

Robert D. Douglas, 47 Executive Vice President Human Resources/Coastal Federal University Group

Mr. Douglas joined the corporation in June 1994 and serves as Executive Vice President of the Bank and Coastal Financial Corporation. He previously served as Chairman of the Human Resources Committee of the South Carolina Community Bankers Association. He has served on various advisory committees for the Horry County Drug and Alcohol Commission, the South Carolina Employment Security Commission, Coastal Carolina University and Horry Georgetown Technical College, and the Grand Strand Area Chamber of Commerce. He is a member of the Coastal Organization for Human Resources Management and serves as a member of Coastal Carolina University Career Services Advisory Board. He also serves on the Board of Directors for the Coastal Samaritan Counseling Center and is Chairman of the Finance Committee.

          The Company has adopted a Code of Ethics, a copy of which is incorporated by reference to the September 30, 2003 Form 10-K filed on December 22, 2003. The Company is required to disclose any amendments to or waivers from the Code of Ethics in a report on Form 8-K.

Item 11. Executive Compensation

          The information contained under the section captioned “Proposal I –- Election of Directors –- Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” of the Proxy Statement.

(c)

Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information as of September 30, 2006

Plan Category (a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (b)	Weighted-average price of outstanding options, warrants and rights (c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (d)

Equity compensation plans approved by security holders	2,748,630	$8.07	127,920
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,748,630	$8.07	127,920

Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

          The information required by this item is incorporated herein by reference to the section captioned “Auditing and Related Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Report of Independent Registered Public Accounting Firm (1)

2.	All Financial Statements (1)

	(a)	Consolidated Statements of Financial Condition as of September 30, 2005 and 2006.

	(b)	Consolidated Statements of Operations for the Years Ended September 30, 2004, 2005 and 2006.

	(c)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended September 30, 2004, 2005 and 2006.

	(d)	Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2005 and 2006.

	(e)	Notes to Consolidated Financial Statements.

3.	All Schedules have been omitted, as the required information is either inapplicable or included in the Notes to consolidated Financial Statements.

4.	Exhibits

3	(a)	Certificate of Incorporation of Coastal Financial Corporation (1)

3	(b)	Certificate of Amendment to Certificate of Incorporation of Coastal Financial Corporation (5)

3	(c)	Certificate of Amendment to Certificate of Incorporation of Coastal Financial Corporation (7)

3	(d)	Bylaws of Coastal Financial Corporation (1)

10	(a)	Employment Agreement with Michael C. Gerald (7)

	(b)	Employment Agreement with Jerry L. Rexroad (7)

	(c)	Employment Agreement with Phillip G. Stalvey (7)

	(d)	Employment Agreement with Steven J. Sherry (7)

	(e)	Employment Agreement with Jimmy R. Graham (7)

	(f)	1990 Stock Option Plan (2)

	(g)	Directors Performance Plan (3)

	(h)	2000 Stock Option Plan (4)

13	Annual Report to Stockholders for the Fiscal Year Ended September 30, 2006

14	Code of Ethics (6)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	1	Section 1350 Certification of Chief Executive Officer

32	2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.

(2)	Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.

(3)	Incorporated by reference to the proxy statement for the 1996 Annual Meeting of Stockholders.

(4)	Incorporated by reference to the proxy statement for the 2000 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the March 31, 1998 Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(6)	Incorporated by reference to the September 30, 2003 Form 10-K filed with the Securities and Exchange Commission on December 22, 2003.

(7)	Incorporated by reference to the March 31, 2006 Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL FINANCIAL CORPORATION

Date: December 14, 2006	By:	/s/ Michael C. Gerald

Michael C. Gerald
President/Chief Executive
Officer
(Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael C. Gerald	By:	/s/ Jerry L. Rexroad

	Michael C. Gerald President/Chief Executive Officer And a Director (Principal Executive Officer)		Jerry L. Rexroad Executive Vice President And Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	December 14, 2006		December 14, 2006
By:	/s/ James T. Clemmons	By:	/s/ Frank A. Thompson, II

	James T. Clemmons Chairman of the Board		Frank A. Thompson, II Director

Date:	December 14, 2006	Date:	December 14, 2006

By:	/s/ William O. Marsh	By:	/s/ James P. Creel

	William O. Marsh Director		James P. Creel Director

Date:	December 14, 2006	Date:	December 14, 2006
By:	/s/ G. David Bishop	By:	/s/ James H. Dusenbury

	G. David Bishop Director		James H. Dusenbury Director

Date:	December 14, 2006	Date:	December 14, 2006
By:	/s/ E. Lawton Benton	By:	/s/ J. Robert Calliham

	E. Lawton Benton Director		J. Robert Calliham Director

Date:	December 14, 2006	Date:	December 14, 2006
By:	/s/ W. Cecil Worsley, III

W. Cecil Worsley, III Director

Date:	December 14, 2006