Form 10-Q
period 2006-12-31
COASTAL FINANCIAL CORP /DE
filed 2007-02-09
CIK 935930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2007.

Common Stock $.01 Par Value Per Share	21,900,305 Shares
(Class)	(Outstanding)

COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2006
	(Unaudited)
	(In thousands)
ASSETS:
Cash and amounts due from banks	$31,055	$29,729
Short-term interest-bearing deposits	5,797	20,601
Federal funds sold	103	252
Investment securities available for sale	39,300	36,095
Mortgage-backed securities available for sale	392,989	380,575
Investment securities held to maturity (market value $12,000 at September 30, 2006 and $12,800 at December 31, 2006)	11,997	12,792
Loans receivable (net of allowance for loan losses of $12,726 at September 30, 2006 and $12,768 at December 31, 2006)	1,088,231	1,079,410
Loans receivable held for sale	1,853	11,542
Real estate acquired through foreclosure, net	571	544
Office property and equipment, net	29,926	29,339
Federal Home Loan Bank (FHLB) stock, at cost	20,291	21,486
Accrued interest receivable on loans	5,000	5,367
Accrued interest receivable on securities	2,898	2,847
Bank-owned life insurance	23,541	23,799
Other assets	5,923	6,547
	$1,659,475	$1,660,925
LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,063,105	$1,060,967
Securities sold under agreements to repurchase	72,095	43,161
Advances from FHLB	380,580	407,130
Junior subordinated debt	15,464	15,464
Drafts outstanding	2,023	2,703
Advances by borrowers for property taxes and insurance	1,422	5
Accrued interest payable	4,718	5,626
Other liabilities	7,244	9,897
Total Liabilities	1,546,651	1,544,953
STOCKHOLDERS’ EQUITY:
Serial preferred stock, 1,000,000 shares authorized and unissued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 21,686,542 shares at September 30, 2006 and 21,717,228 shares at December 31, 2006 issued and outstanding	217	217
Additional paid-in capital	12,856	13,139
Retained earnings, restricted	102,777	105,488
Accumulated other comprehensive loss, net of tax	(3,026)	(2,872)
Total stockholders’ equity	112,824	115,972
	$1,659,475	$1,660,925

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006

	2005	2006
	(Unaudited) (In thousands, except per share data)
Interest income:
Loans receivable	$17,147	$21,635
Investment securities	1,615	1,977
Mortgage-backed securities	4,109	3,588
Other	167	198
Total interest income	23,038	27,398
Interest expense:
Deposits	5,870	8,092
Securities sold under agreements to repurchase	378	494
Advances from FHLB	3,245	4,623
Junior subordinated debt	269	324
Total interest expense	9,762	13,533
Net interest income	13,276	13,865
Provision for loan losses	400	225
Net interest income after provision for loan losses	12,876	13,640
Other income:
Fees and service charges on deposit accounts	2,089	2,633
Income from ATM and debit card transactions	501	674
Income from sales of non-depository products	405	312
Gain (loss)on sales of loans and loans receivable held for sale	92	659
Gain (loss) on sales of investment securities, net	(13)	13
Gain (loss) on sales of mortgage-backed securities, net	(33)	12
Loss from real estate acquired through foreclosure, net	(33)	(20)
FHLB stock dividends	200	318
Bank-owned life insurance	239	258
Other income	141	171
Total other income	3,588	5,030
General and administrative expenses:
Salaries and employee benefits	5,378	6,114
Net occupancy, furniture and fixtures and data processing expenses	1,451	1,893
Depreciation	802	980
FDIC insurance premium	33	32
Marketing expenses	437	384
Expense from ATM and debit card transactions	329	266
Other expense	1,250	1,581
Total general and administrative expense	9,680	11,250
Income before income taxes	6,784	7,420
Income taxes	2,341	2,539
Net income	$4,443	$4,881
Net income per common share:
Basic	$0.21	$0.23
Diluted	$0.20	$0.22
Dividends declared per common share	$0.04	$0.10
Weighted average common shares outstanding:
Basic	21,420,000	21,698,000
Diluted	22,133,000	22,408,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity
	(Unaudited)
	(In thousands)
Balance at September 30, 2005	$214	$11,391	$86,723	$(1,107)	$97,221
Exercise of stock options, including tax benefit of $91	—	229	—	—	229
Stock compensation expense, net of tax of $16	—	25	—	—	25
Cash dividends	—	—	(974)	—	(974)
Net income	—	—	4,443	—	4,443
Other comprehensive income:
Unrealized losses arising during period, net of tax benefit of $1,082	—	—	—	(1,764)	—
Less: reclassification adjustment for losses included in net income net of tax benefit of $18	—	—	—	28	—
Other comprehensive income	—	—	—	(1,736)	(1,736)
Comprehensive income	—	—	—	—	2,707
Balance at December 31, 2005	$214	$11,645	$90,192	$(2,843)	$99,208

Balance at September 30, 2006	$217	$12,856	$102,777	$(3,026)	$112,824
Exercise of stock options, including tax benefit of $72	—	272	—	—	272
Stock compensation expense, net of tax of $7	—	11	—	—	11
Cash dividends	—	—	(2,170)	—	(2,170)
Net Income	—	—	4,881	—	4,881
Other comprehensive income:
Unrealized gains arising during period, net of tax of $104	—	—	—	169	—
Less: reclassification adjustment for gains included in net income net of tax of $10	—	—	—	(15)	—
Other comprehensive income	—	—	—	154	154
Comprehensive income	—	—	—	—	5,035
Balance at December 31, 2006	$217	$13,139	$105,488	$(2,872)	$115,972

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006

	2005	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$4,443	$4,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	802	980
Provision for loan losses	400	225
(Gain) loss on sale of investment securities available for sale, net	13	(13)
(Gain) loss on sale of mortgage-backed securities available for sale, net	33	(12)
Stock option compensation expense	41	18
Origination of loans receivable held for sale	(6,228)	(21,817)
Proceeds from sale of loans receivable held for sale, net	5,584	4,244
Proceeds from securitization and sales of loans receivable held for sale, net	5,970	7,474
Tax benefit from the exercise of stock options	(91)	(72)
(Increase) decrease in:
Cash value of life insurance	(240)	(258)
Accrued interest receivable	(1,349)	(316)
Other assets	148	(624)
Increase in:
Accrued interest payable	1,015	908
Other liabilities	979	2,624
Net cash provided by (used in) operating activities	11,520	(1,758)
Cash flows from investing activities:
Proceeds from call and sales of investment securities available for sale	5,992	6,117
Purchases of investment securities available for sale	(710)	(3,106)
Proceeds from issuer call of investment securities held to maturity	—	1,996
Purchases of investment securities held to maturity	—	(2,791)
Proceeds from sales of mortgage-backed securities available for sale	28,601	2,011
Purchases of mortgage-backed securities available for sale	(97,881)	(1,844)
Principal collected on mortgage-backed securities available for sale	23,073	17,301
Origination of loans receivable, net	(199,575)	(136,118)
Proceeds from securitization and sales of loans receivable, net	—	18,863
Proceeds from sales of commercial loan participations	966	1,302
Purchases of loans receivable	(8,656)	—
Principal collected on loans receivable, net	161,677	120,372
Proceeds from sales of real estate acquired through foreclosure, net	447	27
Purchases of office properties and equipment	(2,206)	(393)
Change in FHLB stock, net	(2,355)	(1,195)
Net cash provided by (used in) investing activities	$(90,627)	$22,542

(CONTINUED)

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006 (CONTINUED)

	2005	2006
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Decrease in deposits, net	$(13,721)	$(2,138)
Increase (decrease) in securities sold under agreements to repurchase, net	6,611	(28,934)
Proceeds from FHLB advances	233,750	317,350
Repayments of FHLB advances	(181,400)	(290,800)
Decrease in advance payments by borrowers for property taxes and insurance, net	(1,138)	(1,417)
Increase (decrease) in drafts outstanding, net	(9,349)	680
Cash dividends to stockholders	(974)	(2,170)
Proceeds from exercise of stock options	138	200
Tax benefit from the exercise of stock options	91	72
Net cash provided by (used in) financing activities	34,008	(7,157)
Net increase (decrease) in cash and cash equivalents	(45,099)	13,627
Cash and cash equivalents at beginning of period	91,525	36,955
Cash and cash equivalents at end of period	$46,426	$50,582

Supplemental information:
Interest paid	$8,747	$12,625
Income taxes paid	$98	$35
Supplemental schedule of non-cash investing and financing transactions:
Securitization of loans held for sale into mortgage-backed securities	$5,970	$7,474
Securitization of loans receivable into mortgage-backed securities	$—	$23,450
Transfer of loans held for sale to loans receivable	$4,764	$409

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and changes in stockholders’ equity and comprehensive income in conformity with accounting principles generally accepted in the United States of America. All adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the interim financial statements, have been included. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with Coastal Financial Corporation and Subsidiaries’ (the “Company”) audited consolidated financial statements and related notes for the year ended September 30, 2006, included in the Company’s 2006 Annual Report to Stockholders. The principal business of the Company is conducted by its wholly-owned subsidiary, Coastal Federal Bank (the “Bank”). The information presented herein, therefore, relates primarily to the Bank.

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) INVESTMENT SECURITIES AVAILABLE FOR SALE

The unrealized losses on investment securities were attributable to increases in interest rates, rather than credit quality deterioration. Investment securities that had continuous losses of less than 12 months are comprised of nine securities at September 30, 2006 totaling $19,000 in losses and 23 securities at December 31, 2006 totaling $105,000 in losses. The investment securities that had continuous losses 12 months or longer are comprised of fourteen securities at September 30, 2006 totaling $45,000 in losses and three securities at December 31, 2006 totaling $38,000 in losses. None of the individual investment securities had an unrealized loss that exceeded 10% of its amortized cost at either date. At September 30, 2006 and December 31, 2006, substantially all investment securities were rated AAA or higher. At September 30, 2006 and December 31, 2006, none of the investment securities available for sale were considered impaired.

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Gross unrealized losses on mortgage-backed securities and the length of time the securities have been in a continuous loss position were as follows:

	September 30, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
Collateralized Mortgage Obligations	$45,525	(377)	53,531	(1,492)	99,056	(1,869)
FNMA	45,174	(532)	57,518	(1,562)	102,692	(2,094)
GNMA	9,582	(61)	20,078	(448)	29,660	(509)
FHLMC	49,593	(521)	58,982	(1,256)	108,575	(1,777)
	$149,874	(1,491)	190,109	(4,758)	339,983	(6,249)

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited) (In thousands)
Collateralized Mortgage Obligations	$36,396	(308)	59,413	(1,107)	95,809	(1,415)
FNMA	5,852	(40)	91,283	(1,945)	97,135	(1,985)
GNMA	4,100	(19)	23,787	(456)	27,887	(475)
FHLMC	27,315	(346)	78,831	(1,524)	106,146	(1,870)
	$73,663	(713)	253,314	(5,032)	326,977	(5,745)

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(3) MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE -CONTINUED

The unrealized losses on mortgage-backed securities were attributable to increases in interest rates, rather than credit quality deterioration. The unrealized losses are comprised of 54 securities at September 30, 2006 and 31 securities at December 31, 2006 that have had continuous losses of less than 12 months. There were 67 securities at September 30, 2006 and 89 securities at December 31, 2006 with continuous losses 12 months or longer. None of the individual mortgage-backed securities had an unrealized loss that exceeded 10% of its amortized cost at September 30, 2006. One of the mortgage-backed securities had an unrealized loss which exceeded 10% of its amortized cost by an immaterial amount at December 31, 2006. At September 30, 2006 and December 31, 2006, all mortgage-backed securities were rated AAA or higher. At September 30, 2006 and December 31, 2006, none of the Company’s securities were considered impaired.

(4) LOANS RECEIVABLE, NET

Loans receivable, net, consists of the following:

	September 30, 2006	December 31, 2006
	(Unaudited) (In thousands)
First mortgage loans:
Single family to four family units	$390,572	$367,251
Land and land development	162,538	167,534
Residential lots	39,377	42,253
Other, primarily commercial real estate	236,053	241,087
Construction loans on residential property	197,345	194,045
Construction loans on commercial property	6,410	8,956
Consumer and commercial loans:
Installment consumer loans	14,182	13,977
Mobile home loans	5,194	5,006
Savings account loans	2,035	1,998
Equity lines of credit	40,331	41,508
Commercial and other loans	38,656	38,459
	1,132,693	1,122,074
Less:
Allowance for loan losses	12,726	12,768
Deferred loan costs, net	(246)	(175)
Undisbursed portion of loans in process	31,982	30,071
	$1,088,231	$1,079,410

The changes in the allowance for loan losses consist of the following for the three months ended:

	Three Months Ended December 31,
	2005	2006
	(Unaudited) (In thousands)
Allowance at beginning of period	$11,748	$12,726
Provision for loan losses	400	225
Recoveries:
Residential loans	—	—
Commercial loans	142	1
Consumer loans	20	18
Total recoveries	162	19
Charge-offs:
Residential loans	—	—
Commercial loans	216	172
Consumer loans	99	30
Total charge-offs	315	202
Net charge-offs	153	183
Allowance at end of period	$11,995	$12,768

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(4) LOANS RECEIVABLE, NET-CONTINUED

	Three Months Ended December 31,
	2005	2006
	(Unaudited)
Ratio of allowance to total net loans outstanding at the end of the period	1.22%	1.17%
Ratio of net charge-offs to average total loans outstanding during the period (annualized)	0.06%	0.07%

Non-accrual loans, which are primarily loans over ninety days delinquent, totaled approximately $3.0 million and $5.0 million at September 30, 2006 and December 31, 2006, respectively. For the three months ended December 31, 2005 and 2006, interest income, which would have been recorded, would have been approximately $83,000 and $153,000, respectively, had non-accruing loans been current in accordance with their original terms.

At September 30, 2006 and December 31, 2006, impaired loans totaled $3.5 million and $4.7 million, respectively. Included in the allowance for loan losses at September 30, 2006 was $235,000 related to impaired loans compared to $149,000 at December 31, 2006. The average recorded investment in impaired loans for the year ended September 30, 2006 was $2.8 million compared to $4.0 million for the three months ended December 31, 2006. Interest income of $51,000 was recognized on impaired loans for the quarter ended December 31, 2006. Interest income of $38,000 was recognized on impaired loans for the quarter ended December 31, 2005.

(5) DEPOSITS

Deposits consist of the following:

	September 30, 2006		December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited) (Dollars in thousands)
Checking accounts:
Noninterest-bearing	$231,081	—	$202,948	—
Interest-bearing	126,373	0.54%	127,541	0.53%
Total checking accounts	357,454	0.19	330,489	0.21
Money market accounts	198,500	3.44	192,396	3.46
Statement savings accounts	76,263	2.37	73,493	2.40
Certificate accounts	430,888	4.83	464,589	5.02
	$1,063,105	2.83%	$1,060,967	3.06%

Included in certificate accounts (“CDs”) are $153.3 million of brokered CDs at September 30, 2006 and $169.5 million at December 31, 2006. The average rate and remaining term of brokered CD’s at September 30, 2006 was 5.16% and approximately five months, respectively. The average rate and remaining term of brokered CDs at December 31, 2006 was 5.26% and approximately four months, respectively.

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(6) ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank (“FHLB”) consist of the following:

	September 30, 2006		December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Unaudited) (Dollars in thousands)
Fiscal Year Maturing:
Year 1	$11,810	4.77%	$3,360	2.84%
Year 2	3,977	3.18	3,977	3.18
Year 3	16,803	4.60	16,803	4.60
Year 4	73,651	5.58	73,651	5.58
Year 5	40,440	5.36	40,440	5.36
After Year 5	233,899	3.89	268,899	4.02
	$380,580	4.43%	$407,130	4.44%

At September 30, 2006 and December 31, 2006, the Bank had pledged first mortgage loans and mortgage-backed securities with unpaid balances of approximately $470.2 million and $430.7 million, respectively, as collateral for FHLB advances. At December 31, 2006, the excess first mortgage loans and mortgage-backed securities collateral pledged to FHLB will support additional borrowings of $23.6 million.

Callable advances at December 31, 2006 are summarized as follows:

	December 31, 2006
	Amount	Weighted Average Rate
	(Unaudited) (Dollars in thousands)
Fiscal Year Callable:
Year 1	$126,000	4.26%
Year 2	37,000	2.98
Year 3	75,000	4.11
Year 4	—	—
Year 5	25,000	4.91
After Year 5	—	—
	$263,000	4.10%

Call provisions are more likely to be exercised by the FHLB when market interest rates rise. If called, the Bank may be required to replace these advances with higher cost funds.

(7) EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. All share and per share data have been retroactively restated for all common stock dividends. At December 31, 2006 the Company had antidilutive securities of approximately 223,000 options to purchase shares by Directors and Associates. The average exercise price for such shares was $14.00 per share.

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(7) EARNINGS PER SHARE-CONTINUED

On November 10, 2005, the FASB issued FASB Staff Position (FSP) FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity shall follow either the transition guidance for the additional paid-in capital pool in SFAS 123R or the alternative transition method described in a one-time election to adopt the transition method described in this FSP. The Company may take up to one year from its initial adoption of SFAS 123R to evaluate its alternatives and make its one-time election. Effective October 1, 2006, the Company adopted the alternative transition method provided by FSP FAS 123(R)-3. Adoption of this FSP did not have a significant impact on the Company’s financial position or cash flows. Fully diluted earnings per share for the quarter ended December 31, 2005, after application of this FSP, did not change from the amount previously reported. On an annual basis, fully diluted earnings per share for the year ended September 30, 2006 will increase by approximately $.01. In accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” adoption of this FSP is a change in accounting principle. Accordingly, earnings per share for the quarter ended December 31, 2005 and computation of the weighted average of fully diluted shares have been retroactively restated to apply the provisions of FAS 123(R)-3. The impact on earnings per share, weighted average fully diluted shares outstanding and cash flows is not material.

The following is a summary of the reconciliation of average shares outstanding for the quarters ended December 31:

	For the three months ended December 31,
	2005		2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	21,420,000	21,420,000	21,698,000	21,698,000
Effect of dilutive securities – Stock options	—	713,000	—	710,000
Average shares outstanding	21,420,000	22,133,000	21,698,000	22,408,000

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

At December 31, 2006, the Company had one stock-based payment plan for directors, officers and other key Associates, which is described below. Prior to October 1, 2005, the Company, as permitted under SFAS 123, applied the intrinsic value method under APB 25, and related interpretations in accounting for its stock-based compensation plan.

Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after October 1, 2005. The fair value at date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table below. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The impact of adoption of the fair value based method for expense recognition of employee awards resulted in expense of approximately $11,000, net of tax benefit of approximately $7,000 during the quarter ended December 31, 2006 and expense of $25,000, net of tax benefit of approximately $16,000, during the quarter ended December 31, 2005.

The Company’s stock option plan (“the Plan”), which is stockholder approved, provides for stock options to be granted primarily to directors, officers and other key Associates. Options granted under the stock option plan may be incentive stock options or non-incentive stock options. Share option awards are generally granted with an exercise price equal to, or higher than, the market price of the Company’s shares at the date of grant. Options vest ratably over a five-year period and expire after ten years from the date of grant, except as discussed below. Share options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. The remaining shares of stock reserved for the stock option plan at December 31, 2006 amounted to approximately 105,000 shares.

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED

(8) STOCK BASED COMPENSATION-CONTINUED

Options awarded prior to September 21, 2005 vest ratably over a five-year period. Effective September 21, 2005, the vesting period for approximately 804,000 options awarded during the fiscal 2003, 2004 and 2005 through September 20, 2005 that would have otherwise vested at various time through fiscal 2010 was accelerated, as more fully described in note 1(p) of the 2006 Annual Report to Stockholders. All other terms and conditions of the accelerated options remained unchanged as a result of the acceleration. In addition, in September 2005, the Company granted options to employees, officers and directors of approximately 429,000 shares, without a vesting requirement. All options expire ten years after the date of grant.

The weighted average fair value of all of the options granted during the quarters ended December 31 have been estimated using the Black-Scholes option-pricing model with the following assumptions (unaudited):

	2005	2006
Dividend yield	—%	1.43%
Weighted average risk-free interest rate	—%	4.62%
Weighted average expected volatility	—%	29.0%
Weighted average expected life in years	—	7.50

A summary of share option activity for the quarter ended December 31, 2006 follows (Dollars in thousands, except share data)(unaudited):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at September 30, 2006	2,748,630	$8.07
Granted	23,025	$13.97
Exercised	(30,687)	$6.52
Forfeited or expired	—	—
Outstanding at December 31, 2006	2,740,968	$8.14	5.5	$16,007

Exercisable at December 31, 2006	2,711,197	$8.09	5.4	$15,987

The weighted average grant-date fair value of options granted during the quarter ended December 31, 2006 is $4.90 per share. No options were granted during the quarter ended December 31, 2005. The total intrinsic value of options exercised during the quarters ended December 31, 2005 and 2006 was $337,000 and $259,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2006, and changes during the quarter then ended, is presented below (unaudited):

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value

Nonvested at September 30, 2006	60,717	$2.51
Granted	23,025	$4.90
Vested	(53,971)	$2.38
Forfeited	—	—
Nonvested at December 31, 2006	29,771	$4.59

Fair values have been retroactively restated for all stock dividends since the date the option was granted. Total fair value of shares vested during the quarters ended December 31, 2005 and 2006 were approximately $158,000 and $128,000, respectively.

As of December 31, 2006, there was approximately $123,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 4.8 years.

The Company generally issues authorized but previously unissued shares to satisfy option exercises.

PART I. FINANCIAL INFORMATION

Item 1. COASTAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

(9) COMMON STOCK DIVIDEND

On October 26, 2005 and August 24, 2006, the Company declared 10% stock dividends, aggregating approximately 1,770,000 and 1,971,000 shares, respectively. All share and per share data have been retroactively restated for the stock dividends.

(10) GUARANTEES

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if, under the contractual terms of the agreement, the customers are unable to do so. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. The Company can seek recovery of the amounts paid from the borrower. These standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually one year or less. At December 31, 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2006 and December 31, 2006 was $11.4 million and $12.4 million, respectively.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Bank originates certain fixed rate residential loans with the intention of selling these loans in the secondary market. Between the time that the Bank enters into an interest rate lock or a commitment to originate a fixed rate residential loan with a potential borrower and the time the closed loan is sold, the Company is subject to variability in the market prices related to these commitments due to potential changes in interest rates. The Company believes that it is prudent to limit the variability of expected proceeds from the sales through forward sales of “to be issued” mortgage-backed securities and loans (“forward sales commitments”). The commitment to originate fixed rate residential loans and forward sales commitments are freestanding derivative instruments. Since such instruments do not qualify for hedge accounting treatment, their fair value adjustments are recorded through the income statement in net gains on sales of loans held for sale. The commitments to originate fixed rate conforming loans totaled $3.9 million at December 31, 2006. The fair value of the loan commitments was an asset of approximately $5,000 at December 31, 2006. As of December 31, 2006, the Company had sold $8.0 million in forward commitments to deliver fixed rate mortgage-backed securities, which were recorded as a derivative asset of $50,000.

(12) MERGER AGREEMENT WITH BB&T

On December 20, 2006, Coastal Financial Corporation (the “Company”) and BB&T Corporation (“BB&T”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into BB&T, with BB&T as the surviving entity, in an all-stock transaction valued at approximately $394.6 million. Under the terms of the Merger Agreement, shareholders of the Company will receive .385 shares of BB&T common stock for each share of Company common stock held at the closing date. The merger is currently expected to be completed in the second quarter of calendar 2007, pending receipt of Company shareholder approval and regulatory approvals. The Merger Agreement also provides that the Company must pay to BB&T a cash fee of $15 million if the Merger Agreement is terminated under certain conditions.

In connection with the Merger Agreement, Michael C. Gerald, the Company’s President and Chief Executive Officer, entered into a seven-year employment/consulting agreement with BB&T that will become effective upon the closing of the merger. Pursuant to the Merger Agreement, the Company’s current board members will also be asked to serve on local BB&T advisory boards.

Certain employee agreements contain a severance payment provision that is effective upon announcement of a change in control. The announcement of the proposed merger between the Company and BB&T constitutes such a change in control for purposes of the employee agreements. For the employee to be eligible for the severance payment, the employee must terminate employment with the Company. If all of the employees terminated employment in accordance with their agreements, the Company would incur expense of approximately $6.8 million. As of the date of this filing, no employees covered under these employment agreements have terminated employment with the Company. Accordingly, no expense related to these severance agreements has been recorded.

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

Coastal Federal is a full service financial services company with 24 branches located in four counties throughout the coastal regions of South Carolina and North Carolina. The Bank has sixteen offices in Horry County, South Carolina; one office in Georgetown County, South Carolina; four offices in Brunswick County, North Carolina; and three offices in New Hanover County, North Carolina.

The Bank’s primary market areas are located along the coastal regions of South Carolina and North Carolina and predominately center around the metro regions of Myrtle Beach, South Carolina and Wilmington, North Carolina, and their surrounding counties. Coastal Federal’s primary market is Horry County, South Carolina, where the Bank has the number one market share of deposits as of June 30, 2006 (the most recent date for which published data is available) with 15.7% of deposits as reported by the FDIC Summary of Deposits Report. The Bank also has the third highest market share of deposits as of June 30, 2006 in Brunswick County, North Carolina, with 8.7% of deposits as reported by the FDIC Summary of Deposits Report.

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

On December 20, 2006, Coastal Financial Corporation (the “Company”) and BB&T Corporation (“BB&T”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into BB&T, with BB&T as the surviving entity, in an all-stock transaction valued at approximately $394.6 million. Under the terms of the Merger Agreement, shareholders of the Company will receive .385 shares of BB&T common stock for each share of Company common stock held at the closing date. The merger is currently expected to be completed in the second quarter of calendar 2007, pending receipt of Company shareholder approval and regulatory approvals. The Merger Agreement also provides that the Company must pay to BB&T a cash fee of $15 million if the Merger Agreement is terminated under certain conditions.

In connection with the Merger Agreement, Michael C. Gerald, the Company’s President and Chief Executive Officer, entered into a seven-year employment/consulting agreement with BB&T that will become effective upon the closing of the merger. Pursuant to the Merger Agreement, the Company’s current board members will also be asked to serve on local BB&T advisory boards.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In order to understand the Company’s financial condition and results of operations, it is important to understand the more critical accounting policies and the extent to which judgment and estimates are used in applying those policies. The Company considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial statements. The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report to Stockholders. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses.” See “Income Taxes” for additional discussion concerning income taxes in the Company’s 2006 Annual Report to Stockholders.

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

At December 31, 2006, the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2006 and December 31, 2006 was $11.4 million and $12.4 million, respectively.

A summary of loans receivable with undisbursed commitments to extend credit at September 30, 2006 and December 31, 2006 follows:

	September 30, 2006	December 31, 2006
	(Unaudited) ( In thousands)
Residential mortgage loans in process	$31,982	$30,071
Consumer home equity lines	48,811	47,874
Other consumer lines of credit	6,721	6,156
Standby letters of credit	11,356	12,420
Commercial real estate and construction and land development	122,877	118,334
Other commercial lines of credit	12,760	11,325
Total loans receivable with undisbursed commitments	$234,507	$226,180

Derivative Instruments and Hedging Activities: See Note 11 “Derivative Instruments and Hedging Activities” in the accompanying Coastal Financial Corporation and Subsidiaries Consolidated Financial Statements as of, and for the quarter ended December 31, 2006, for disclosure.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2006 TO DECEMBER 31, 2006

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet the requirements of normal operations, potential deposit out-flows and strong loan demand and still allow for optimal investment of funds and return on assets. The principal sources of funds for the Company are cash flows from operations, consisting mainly of loan payments, Customer deposits, advances from the FHLB, securitization of loans and subsequent sales, and loan sales. The principal use of cash flows is the origination of loans receivable and purchase of investment securities. The Company originated loans receivable of $205.8 million for the three months ended December 31, 2005, compared to $134.5 million for the three months ended December 31, 2006. Loan principal repayments amounted to $161.7 million in the first fiscal quarter of 2005 compared to $96.9 million for the three months ended December 31, 2006. In addition, the Company sells certain loans in the secondary market to finance future loan originations. In the first quarter of fiscal 2005, the Company sold loans held for sale or securitized and sold loans held for sale totaling $11.6 million compared to $11.7 million for the three months ended December 31, 2006. In December 2006, the Company also securitized $23.4 million of loans receivable and concurrently sold $18.9 million of these mortgage-backed securities to third parties and recognized a net gain on sale of $433,000, which included $211,000 related to mortgage servicing rights. The gain is included in gains on sales of loans and loans receivable held for sale in the consolidated statement of operations. The Company has no retained interest in the securities that were sold other than servicing rights. The remaining $4.5 million of loans receivable securitized into mortgage-backed securities were retained in the Company’s mortgage-backed securities available for sale. The Company completed this transaction to take advantage of the competitive pricing for such loans in the marketplace, while providing current funding requirements. In addition, the Bank sold $1.3 million of commercial loan participations in the quarter ended December 31, 2006 compared to $966,000 for the same period in 2005.

For the three month period ended December 31, 2006, the Company purchased $7.7 million in investment and mortgage-backed securities. For the three month period ended December 31, 2005, the Company purchased $104.6 million in investment and mortgage-backed securities. These purchases during the three-month period ended December 31, 2006 were primarily funded by mortgage-backed securities principal repayments of $17.3 million.

Total customer deposits, which exclude certificates of deposits obtained through brokers, decreased $18.3 million between September 30, 2006 and December 31, 2006. Money market and checking accounts decreased from approximately $556.0 million at September 30, 2006 to $522.9 million at December 31, 2006, a decrease of $33.1 million or 6.0%. Core deposits (defined as money market accounts, checking accounts and statement savings accounts) decreased from $632.2 million at September 30, 2006 to $596.4 million at December 31, 2006, a decrease of 5.7%. The Company believes these decreases are generally due to a slowing real estate market which has affected balances in attorney trust accounts, as well as seasonality. During the fall and winter, the Company typically experiences a decrease in its deposit balances compared to other times during the year.

At December 31, 2006, the Company had $424.7 million of certificates of deposits (“CDs”) that were due to mature within one year. Included in these CDs were brokered CDs totaling $169.5 million. Based on past experience, the Company believes that the majority of the non-brokered CDs will renew with the Company. At December 31, 2006, the Company had commitments to originate $13.7 million in residential mortgage loans, $65.4 million in undisbursed business and retail lines of credit, and $118.3 million in commercial real estate and construction and land development which the Company expects to fund from normal operations. At December 31, 2006, the Company had approximately $23.6 million available in FHLB advances. In addition, the Company had unpledged collateral that would support up to approximately $120.8 million in additional borrowings. At December 31, 2006, the Company also had an outstanding available line for federal funds of $20.0 million.

As a result of $4.9 million in net income, less the cash dividends paid to stockholders of approximately $2.2 million, proceeds of approximately $272,000 from the exercise of stock options, and the net decrease in unrealized loss on securities available for sale, net of income tax of $154,000, stockholders’ equity increased from $112.8 million at September 30, 2006 to $116.0 million at December 31, 2006.

OTS regulations require that the Bank calculate and maintain a minimum regulatory capital requirement on a quarterly basis and satisfy such requirement as of the calculation date and throughout the quarter. The Bank’s capital, as calculated under OTS regulations, is approximately $133.6 million at December 31, 2006, exceeding the core capital requirement by $108.6 million. At December 31, 2006, the Bank’s risk-based capital of approximately $144.6 million exceeded its current risk-based capital requirement by $65.4 million. (For further information see “Regulatory Capital Matters”).

The table below summarizes future contractual obligations as of December 31, 2006 (In thousands)(unaudited):

	Payments Due by Period
	Total	1 Year and Less	2-3 Years	4-5 Years	After 5 Years
Time deposits	$464,589	424,722	35,510	3,761	596
Short-term borrowings	26,521	26,521	—	—	—
Long-term debt	439,234	—	20,780	114,091	304,363
Purchase commitment	2,810	2,810	—	—	—
Operating leases	4,507	429	606	408	3,064
Total contractual cash obligations	$937,661	454,482	56,896	118,260	308,023

Purchase commitments. In the first quarter of fiscal 2006, the Company entered into a lease for 5.48 acres of land and a building, with an option to purchase this property after one year. In December 2006, the Company exercised its option to purchase the property. This purchase commitment, which is included in the table above, closed in January 2007.

EARNINGS SUMMARY

Net income increased from $4.4 million, or $.20 per diluted share, for the three months ended December 31, 2005 to $4.9 million, or $.22 per diluted share for the three months ended December 31, 2006. This 9.9% increase in net income resulted from increased net interest income of $589,000, or 4.4%, an increase in other income of $1.4 million, coupled with a decrease in the provision for loan losses of $175,000, increased general and administrative expenses of $1.6 million, and increased income taxes of $198,000.

Overall net interest income increased 4.4% due to higher net interest-earning average balances over interest-bearing liabilities average balances even though there was a decrease in the net interest margin. Net interest margin decreased from 3.70% for the three months ended December 31, 2005 to 3.54% for the three months ended December 31, 2006. The increase in net interest income is primarily attributable to an increase in average earning assets of $107.9 million, or 7.5%. Average loans receivable increased $138.6 million for the three months ended December 31, 2006 compared to December 31, 2005. Average balances of investment securities decreased approximately $30.7 million. The investment securities were primarily funded with advances from FHLB. The Company’s customer deposits average balances increased from $879.9 million at December 31, 2005 to $887.0 million at December 31, 2006, excluding brokered CD average balances of $177.4 million and $187.8 million at December 31, 2006 and 2005, respectively.

The Company’s provision for loan losses decreased $175,000 for the three months ended December 31, 2006 when compared to the prior year primarily due to risk factors related to the underlying portfolio. The allowance for loan losses as a percentage of loans was 1.17% at December 31, 2006 as compared to 1.17% at September 30, 2006 and 1.22% at December 31, 2005.

Other income increased from $3.6 million for the three months ended December 31, 2005 to $5.0 million for the three months ended December 31, 2006. This was a result of an increase in fees and service charges on deposit accounts of $544,000; an increase in gain on the sales of loans and loans held for sale of $567,000; increased ATM and Debit Card income of $173,000; and Federal Home Loan Bank stock dividends of $118,000, offset by a decrease in non-depository income of $93,000. The Company also had gains on sales of investment and mortgage-backed securities of $25,000 for the three months ended December 31, 2006, compared to losses of $46,000 for the three months ended December 31, 2005.

General and administrative expenses increased from $9.7 million for the three months ended December 31, 2005 to $11.3 million for the three months ended December 31, 2006. Compensation and employee benefits increased from $5.4 million for the first quarter of fiscal 2006 to $6.1 million in the first quarter of fiscal 2007, primarily due to an increase in the number of banking Associates. The Company’s number of Associates increased by approximately 38 Associates, or 7.3%, primarily due to three new branches, increased Associates in the expanded hours call center and deposit servicing, increased Associates in existing branches to serve extended banking hours and increased checking volumes, and increased Associates in residential banking. Marketing expenses were $437,000 for the three months ended December 31, 2005, compared to $384,000 for the three months ended December 31, 2006. In addition, other expense was $1.3 million for the three months ended December 31, 2005, compared to $1.6 million for the three months ended December 31, 2006. Other expense increased primarily due to merger-related expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006

INTEREST INCOME

Interest income for the three months ended December 31, 2006, increased to $27.4 million as compared to $23.0 million for the three months ended December 31, 2005. The earning asset yield for the three months ended December 31, 2006, was 7.07% compared to 6.39% for the three months ended December 31, 2005. The average yield on loans receivable for the three months ended December 31, 2006, was 7.88% compared to 7.15% for three months ended December 31, 2005. The increased yield on loans is primarily due to the increased yield on commercial loans with interest rates tied to the prime lending rate. The prime rate was 8.25% at December 31, 2006, compared to 7.25% at December 31, 2005. The yield on investments increased to 5.11% for the three months ended December 31, 2006, from 4.89% for the three months ended December 31, 2005. Long-term interest rates have remained relatively constant during the last year despite rising short-term rates, resulting in a flat yield curve. Consequently, most of the cash flows received from the investment portfolio have been reinvested at approximately the same interest rate. Should short-term rates continue to rise more quickly than long-term rates, it is possible that the yield curve would become inverted. A flat yield curve or inverted yield curve would likely cause the Bank’s net interest margin to decline and reduce opportunities for using securities to leverage capital. Total average interest-earning assets were $1.5 billion for the quarter ended December 31, 2006 as compared to $1.4 billion for the quarter ended December 31, 2005, an increase of 7.5%. The increase in average interest-earning assets is primarily due to an increase in average loans receivable of approximately $138.6 million, resulting primarily from growth in the commercial loan portfolio, net of a decrease in investment and mortgage-backed securities.

INTEREST EXPENSE

Interest expense on interest-bearing liabilities was $13.5 million for the three months ended December 31, 2006, as compared to $9.8 million for the three months ended December 31, 2005. The average cost of deposits for the three months ended December 31, 2006, was 2.60% compared to 1.84% for the three months ended December 31, 2005. The cost of interest-bearing liabilities was 3.53% for the three months ended December 31, 2006 compared to 2.69% for the three months ended December 31, 2005. The cost of brokered CD’s, FHLB advances, repurchase and reverse repurchase agreements and other borrowings was 5.25%, 4.56%, 4.06% and 8.64%, respectively, for the three months ended December 31, 2006. For the three months ended December 31, 2005 the cost of brokered CD’s, FHLB advances, reverse repurchase agreements and other borrowings was 3.88%, 4.03%, 3.38% and 7.17%, respectively. The increased cost of funds on other borrowings is due to the increased short-term interest rates. At December 31, 2006, the federal funds rate was 5.17% compared to 4.09% at December 31, 2005. Total average interest-bearing liabilities increased from $1.4 billion at December 31, 2005 to $1.5 billion at December 31, 2006.

The increase in average interest-bearing liabilities is due to an increase in average deposits of approximately $7.1 million, decreased average Brokered CD’s of $10.4 million; increased average FHLB Advances of $83.3 million and a net increase in Customer repurchase and reverse repurchase agreements of $4.0 million. The increase in FHLB advances was used to fund loan growth.

NET INTEREST INCOME

Net interest income was $13.9 million for the three months ended December 31, 2006, as compared to $13.3 million for the three months ended December 31, 2005. The net interest margin was 3.54% for the three months ended December 31, 2006 compared to 3.70% for the three months ended December 31, 2005.

The following table summarizes the average balance sheets and the related yields on interest-earning assets and interest-bearing liabilities for the three months ended December 31, 2005 and 2006:

		Three Months Ended December 31,
		2005			2006
	Average Balance (1)	Income/ Expense	Yield/ Rate	Average Balance (1)	Income/ Expense	Yield/ Rate
	(Unaudited) (Dollars in thousands)
Assets:
Loans (2)	$959,498	$17,147	7.15%	$1,098,127	$21,635	7.88%
Investment Securities, MBS Securities and Other (3)	481,452	5,891	4.89%	450,787	5,762	5.11%
Total earning assets	1,440,950	23,038	6.39%	1,548,914	27,397	7.07%
Liabilities:
Customer Deposits	879,901	4,047	1.84%	886,992	5,765	2.60%
Brokered CD’s	187,823	1,823	3.88%	177,395	2,327	5.25%
FHLB Advances	321,953	3,245	4.03%	405,239	4,623	4.56%
Customer Repurchase Agreements	14,333	127	3.54%	21,828	223	4.05%
Junior Subordinated Debt	15,000	269	7.17%	15,000	324	8.64%
Reverse Repurchase Agreements	30,310	251	3.30%	26,796	271	4.09%
Total interest-bearing liabilities	$1,449,320	9,762	2.69%	$1,533,250	13,533	3.53%
Net interest income (4)		$13,276			$13,864
Net interest margin			3.70%			3.54%
Net yield on earning assets			3.69%			3.58%

(1)	The average balances are derived from monthly balances.
(2)	Nonaccrual loans are included in average balances for yield computations.
(3)	Investment securities include taxable and tax-exempt securities.
(4)	Net interest income has not been adjusted to produce a tax-equivalent yield.

PROVISION FOR LOAN LOSSES

The Company’s provision for loan losses decreased from $400,000 for the three months ended December 31, 2005, to $225,000 for the three months ended December 31, 2006 primarily due to changes in credit quality at December 31, 2006. The allowance for loan losses as a percentage of loans was 1.17% at December 31, 2006 as compared to 1.22% at December 31, 2005. The allowance as a percentage of loans declined due to improving economic conditions and the risk factors related to the underlying portfolio. Loans delinquent 90 days or more were $5.0 million or .46% of total loans at December 31, 2006, compared to $4.1 million or .42% of total loans at December 31, 2005 and $3.0 million or .27% of total loans at September 30, 2006. The allowance for loan losses was 255% of loans delinquent more than 90 days at December 31, 2006, compared to 293% at December 31, 2005 and 426% at September 30, 2006. Net charge-offs for the three months ended December 31, 2006 were $183,000 compared to $153,000 for the three months ended December 31, 2005.

Management believes that the current level of the allowance for loan losses at December 31, 2006 is adequate considering the composition of the loan portfolio, the portfolio’s loss experience, delinquency trends, current regional and local economic conditions and other factors at that date.

OTHER INCOME

For the three months ended December 31, 2006, other income was $5.0 million compared to $3.6 million for the three months ended December 31, 2005. Fees and service charges from deposit accounts increased $544,000 or 26.0% to $2.6 million for the three months ended December 31, 2006, compared to $2.1 million for the three months ended December 31, 2005. The majority of this increase is due to fee income from increased number of personal and business checking accounts. Gain on sale of loans and loans receivable held for sale was $659,000 for the quarter ended December 31, 2006, compared to $92,000 for the quarter ended December 31, 2005. Additionally, in the first quarter of fiscal 2006, the Company sold loans held for sale or securitized and sold loans held for sale totaling $11.6 million compared to $11.7 million for the three months ended December 31, 2006. In December 2006, the Company also securitized $23.4 million of loans receivable and concurrently sold $18.9 million of these mortgage-backed securities to third parties and recognized a net gain on sale of $433,000, which included $211,000 related to mortgage servicing rights. Gain on sales of investment and mortgage-backed securities available for sale were $25,000 for the quarter ended December 31, 2006, compared to losses of $46,000 for the quarter ended December 31, 2005. Income from Federal Home Loan Bank Stock dividends increased from $200,000 to $318,000 due to increased dividends rates and higher average balances. In addition, income from ATM and debit card transactions increased 34.5% to $674,000 during the first quarter of fiscal 2007, primarily due to increased personal checking accounts.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9.7 million for the quarter ended December 31, 2005 compared to $11.3 million for the quarter ended December 31, 2006. Salaries and employee benefits were $5.4 million for the three months ended December 31, 2005, as compared to $6.1 million for the three months ended December 31, 2006, an increase of 13.7%. Increased compensation is due to increased numbers of Associates and normal salary increases. The Company’s number of Associates has increased by approximately 38 Associates, or 7.3%, primarily due to three new branches, increased Associates in the expanded hours call center and deposit servicing, increased Associates in existing branches to serve extended banking hours and increased checking volumes, and increased Associates in residential banking. Also as a result of new branches, equipment purchased to improve Customer convenience and increased checking activity, net occupancy, furniture and fixtures and data processing expenses increased by $620,000, including increased depreciation of $178,000, when comparing the two periods. Marketing expenses were $437,000 for the three months ended December 31, 2005, compared to $384,000 for the three months ended December 31, 2006. The decrease from the prior period results from decreased initial startup expense for the Bank’s “Totally Free Checking With A Gift” initiative and the introduction of Penny Pavilion, the Bank’s free coin counting service. Other expenses were $1.3 million for the quarter ended December 31, 2005 compared to $1.6 million for the quarter ended December 31, 2006. Other expense increased $331,000 primarily due to merger related legal costs of approximately $380,000.

INCOME TAXES

Income taxes were $2.5 million for the three months ended December 31, 2006 compared to $2.3 million for the three months ended December 31, 2005. The effective income tax rate as a percentage of pretax income was 34.2% and 34.5% for the quarters ended December 31, 2006 and 2005, respectively. The effective income tax rate differs from the statutory rate primarily due to income generated by bank-owned life insurance, municipal securities that are exempt from federal and certain state taxes. The Company’s effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax court, changes in the tax code, or assessments made by the Internal Revenue Service.

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

	Actual		For Capital Adequacy Purposes			Categorized as “Well Capitalized” under Prompt Corrective Action Provision
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2006
Total Capital:	$144,593	14.61%		$79,185	8.00%		$98,981	10.00%
(To Risk Weighted Assets)
Tier 1 Capital:	$133,555	13.49%	$	N/A	N/A		$59,389	6.00%
(To Risk Weighted Assets)
Tier 1 Capital:	$133,555	8.02%		$49,891	3.00%		$83,151	5.00%
(To Total Assets)
Tangible Capital:	$133,555	8.02%		$24,945	1.50%	$	N/A	N/A
(To Total Assets)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. FAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007 (October 1, 2008 for the Company). The Company is currently not in a position to determine the effect of adopting this standard on its consolidated financial statements.

In July 2006, The FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (October 1, 2007 for the Company). The Company is currently evaluating the impact of this standard on its results of operations and statement of condition.

In September 2006, the Securities and Exchange Commission (SEC) Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 (September 30, 2007 for the Company). The Company is currently evaluating the impact of this standard on its results of operations and statement of condition.

FSP FAS 123R-5, which amends FSP FAS 123R-1, addresses instruments originally issued as employee compensation and later modified solely to reflect an equity restructuring that occurs when the holders are no longer employees. In that situation, no change in the recognition or measurement of those instruments will result if: (1) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved and (2) all holders of the same class of equity instruments are treated in the same manner. FSP FAS 123R-5 applied to the first reporting period beginning after October 10, 2006 (January 1, 2007 for the Company). The Company does not believe that this FSP will have a material impact on its results of operations and statement of condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, Transition Election Related to Accounting for the Effects of Share-Based Payment Awards (FSP FAS 123R-3). This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity shall follow either the transition guidance for additional paid-in capital pool in SFAS 123R or the alternative transition method described in a one-time election to adopt the transition method described in this FSP. The Company may take up to one year from its initial adoption of SFAS 123R to evaluate its available alternatives and makes its one-time election. Effective October 1, 2006, the Company adopted the alternative transition method under FSP FAS 123R-3. Adoption of this FSP did not have a significant impact on the Company’s financial position and increased the fully diluted earnings per share for the twelve month period ended September 30, 2006 by approximately $.01. In addition, the effects of applying this FSP were reported as a change in accounting principle in accordance with FASB Statement No. 154 “Accounting Changes and Error Corrections” and are reflected for all periods presented in this form 10-Q as of, and for the quarter ended, December 31, 2006.

Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) thereby expensing employee stock-based compensation using the fair value method prospectively for all awards granted, modified, or settled on or after October 1, 2005. The fair value at date of grant of the stock option is estimated using the Black-Scholes option-pricing model based on assumptions noted in a table in Note 7 of the Notes to Consolidated Financial Statements.. The dividend yield is based on estimated future dividend yields. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are generally based on historical volatilities. The expected term of share options granted is generally derived from historical experience. Compensation expense is recognized on a straight-line basis over the stock option vesting period. The effects of applying this pronouncement are reflected for all periods presented in this Form 10-Q as of, and for the quarter ended, December 31, 2006.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3 (FAS 154),” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, FAS 154 requires the new accounting principle to be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. FAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Company adopted FAS 154 effective October 1, 2006. Adoption of FAS 154 did not have a material effect on the results of operations or statement of condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (October 1, 2006 for the Company). The adoption of FAS 155 did not have a material effect on the results of the Company’s operations or statement of condition.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financials Assets” an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. The Company adopted the provisions of this pronouncement effective October 1, 2006, but elected to continue to use the Amortization Method. The adoption of FAS 156 did not have a material effect on the results of the Company’s operations or statement of condition.

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

Net portfolio value (NPV) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in NPV in the event of a sudden and sustained one hundred to three hundred basis point increase or decrease in market interest rates. The following table presents the Bank’s change in NPV as computed by the OTS for various rate shock levels as of December 31, 2006 (Dollars in thousands).

Change in interest rates	Board Limit Minimum NPV Ratio	Board Limit Maximum Decline in NPV	Market Value Of Assets 12/31/06	Market Value Portfolio Equity 12/31/06	NPV Ratio
300 basis point rise	5.00%	400 BPS	$1,671,718	$180,906	10.82%
200 basis point rise	6.00%	300 BPS	$1,694,220	$196,705	11.61%
100 basis point rise	6.00%	250 BPS	$1,714,009	$205,526	11.99%
No change	6.00%		$1,728,570	$208,644	12.07%
100 basis point decline	6.00%	250 BPS	$1,741,142	$209,237	12.02%
200 basis point decline	6.00%	300 BPS	$1,752,348	$207,943	11.87%
300 basis point decline	6.00%	350 BPS	N/A	N/A	N/A

The preceding table indicates that at December 31, 2006, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s Net Portfolio Value (NPV) would be expected to decrease and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease minimally. A value for the 300 basis point decline is not indicated due to the level of interest rates at December 31, 2006. At December 31, 2006, the Bank’s estimated changes in NPV were within the limits established by the Board of Directors.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to sudden changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no material changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge and experience in the South Carolina banking industry. The process of recruiting personnel with a combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends, to a significant degree, upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel. We are dependent upon a number of key executives who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Like all banks, the Company is subject to the effects of any economic downturn, and in particular, a significant decline in home values in the Company’s markets could have a negative effect on the results of operations.  A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

The following disclosure is provided pursuant to Item 5.02(e) of Form 8-K.

During the quarter ended December 31, 2006, the Corporation adopted the Fiscal 2007 Leadership Bonus Plan (the “Bonus Plan”). The “named executive officers” disclosed in the Corporation’s annual meeting proxy statement dated December 18, 2006 are among the employees eligible to participate in the Bonus Plan. The “named executive officers” are Michael C. Gerald (President and Chief Executive Officer), Jimmy R. Graham (Executive Vice President), Jerry L. Rexroad (Executive Vice President and Chief Financial Officer), Steven J. Sherry (Executive Vice President) and Phillip G. Stalvey (Executive Vice President).

The Bonus Plan provides for the payment of a cash bonus, calculated as a percentage of the participant’s annual base salary on October 1, 2006, on a graduated scale based on the Corporation’s consolidated return on average equity, excluding unrealized gains or losses on investment securities available for sale (the “Consolidated ROE”). Realized gains or losses on sales of investment securities, prepayment penalties for early repayment of advances from the Federal Home Loan Bank, expenses related to a change in control transaction, and other non-recurring transactions as determined by the Compensation Committee are excluded when calculating Consolidated ROE. Any bonuses would be paid semi-annually based on Consolidated ROE calculations for the six months ending March 31, 2007 and for the year ending September 30, 2007. For purposes of the Bonus Plan, a “change in control transaction” is defined in the same manner as defined in the CEO employment agreement. The merger with BB&T would constitute a change in control transaction. The Bonus Plan provides for initial semi-annual bonus payments if Consolidated ROE for the six months ending March 31, 2007 equals or exceeds 13.5% and for the remaining semi-annual bonus payments if Consolidated ROE for the year ending September 30, 2007 equals or exceeds 14%.

Provided that the threshold Consolidated ROE targets are satisfied, the Corporation’s “named executive officers” would be entitled to receive bonus payments calculated as follows:

Name	Base Salary on October 1, 2006	Bonus Range as a Percent of Base Salary
Michael C. Gerald	$288,750	26% to 108%
Jimmy R. Graham	$168,000	24% to 104%
Jerry L. Rexroad	$227,850	24% to 104%
Steven J. Sherry	$176,925	24% to 104%
Philip G. Stalvey	$211,000	24% to 104%

Item 6. Exhibits

Exhibits

2		Agreement and Plan of Merger as of December 20, 2006 by and between Costal Financial Corporation and BB&T Corporation (8)

3	(a)	Certificate of Incorporation of Coastal Financial Corporation (1)

	(b)	Certificate of Amendment to Certification of Incorporation of Coastal Financial Corporation (4)

	(c)	Certificate of Amendment dated February 1, 2006 to the Certificate of Incorporation of Coastal Financial Corporation (7)

	(d)	Bylaws of Coastal Financial Corporation (1)

10	(a)	Employment Agreement with Michael C. Gerald (6)

	(b)	Employment Agreement with Jerry L. Rexroad (6)

	(c)	Employment Agreement with Philip G. Stalvey (6)

	(d)	Employment Agreement with Jimmy R. Graham (6)

	(e)	Employment Agreement with Steven J. Sherry (6)

	(f)	1990 Stock Option Plan (2)

	(g)	Directors Performance Plan (3)

	(h)	Coastal Financial Corporation 2000 Stock Option Plan (5)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

	(b)	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32	(a)	Section 1350 Certification (Chief Executive Officer)

	(b)	Section 1350 Certification (Chief Financial Officer)

(1)	Incorporated by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 26, 1990.
(2)	Incorporated by reference to 1995 Form 10-K filed with the Securities and Exchange Commission on December 29, 1995.
(3)	Incorporated by reference to the definitive proxy statement for the 1996 Annual Meeting of Stockholders.
(4)	Incorporated by reference to December 31, 1998 Form 10-Q filed with Securities and Exchange Commission on May 15, 1998.
(5)	Incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Stockholders filed December 22, 1999.
(6)	Incorporated by reference to 2003 Form 10-K filed with Securities and Exchange Commission on December 22, 2003.
(7)	Incorporated by reference to March 31, 2006 Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006.
(8)	Incorporated by reference to Form 8-K filed with Securities and Exchange Commission on December 20, 2006.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTAL FINANCIAL CORPORATION
February 9, 2007	/s/ Michael C. Gerald
Date	Michael C. Gerald President and Chief Executive Officer

February 9, 2007	/s/ Jerry L. Rexroad
Date	Jerry L. Rexroad Executive Vice President and Chief Financial Officer